Form 10-K
period 2020-12-31
Forest Road Acquisition Corp.
filed 2021-03-26
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39735

FOREST ROAD ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3222090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1177 Avenue of the Americas, 5th Floor New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 310-3722

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	FRX.U	The New York Stock Exchange
Shares of Class A Common Stock, par value $0.0001 per share	FRX	The New York Stock Exchange
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	FRXWS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The New York Stock Exchange on November 25, 2020 and the registrant’s shares of Class A common stock and warrants began trading on The New York Stock Exchange on January 15, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on The New York Stock Exchange was $315,000,000.

As of March 22, 2021, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

Unless otherwise stated in this report or the context otherwise requires, references to:

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“DGCL” refers to the Delaware General Corporation Law as the same may be amended from time to time;

●	“directors” are to our current directors and director nominees;

●	“Forest Road” refers to The Forest Road Company, LLC, the managing member of our sponsor;

●	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“management” or our “management team” are to our executive officers and directors;

●	“our team” are to our executive officers, directors and strategic advisors;

●	“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and team to the extent our initial stockholders and/or members of our team purchase public shares, provided that each initial stockholder’s and member of our team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“sponsor” are to Forest Road Acquisition Sponsor LLC, a Delaware limited liability company; and

●	“we,” “us,” “company,” “Company” or “our company” are to Forest Road Acquisition Corp., a Delaware corporation.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination with Beachbody and Myx (each as defined below) or an alternative business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if the Merger (as defined below) is not consummated;

●	the ability of our officers and directors to generate a number of potential business combination opportunities if the Merger is not consummated;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

Overview

We are a blank check company incorporated on September 24, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. Since our initial public offering, we have concentrated our efforts on identifying businesses in the telecommunications, media and technology (“TMT”) space that align with the following macro themes:

●	new audience aggregation platforms transforming the TMT landscape;

●	premium IP driving significant value expansion;

●	consumer behavior fundamentally changing;

●	cutting-edge technologies facilitating new offerings;

●	evolving ecosystem reshaping traditional business models; and

●	companies in need of capital due to idiosyncratic market conditions.

We seek to capitalize on the significant experience, relationships and contacts of our officers and directors, Forest Road, the managing member of our sponsor, and strategic advisors to complete our initial business combination. We believe that our team’s distinguished and long-term track record of sourcing, acquiring, and building next-generation media and entertainment platforms, along with other investments and operational experience in consumer-facing industries, will provide us with differentiated consumer insights and sourcing opportunities.

On February 9, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BB Merger Sub, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Forest Road, MFH Merger Sub, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Forest Road, The Beachbody Company Group, LLC, a Delaware limited liability company (“Beachbody”), and Myx Fitness Holdings, LLC, a Delaware limited liability company (“Myx”).

Consummation of the transactions contemplated by the Merger Agreement (the “Merger) is subject to customary conditions of the respective parties, including the approval of the Merger by our stockholders in accordance with our amended and restated certificate of incorporation and the completion of a redemption offer whereby we will be providing our public stockholders with the opportunity to redeem their shares of our common stock for cash equal to their pro rata share of the aggregate amount on deposit in our trust account.

For the risks associated with the Merger and Beachbody and Myx, see the Company’s preliminary registration statement on Form S-4, as amended from time to time (the “Form S-4”) containing information about the Merger, Beachbody and Myx, as initially filed with the Securities and Exchange Commission on February 16, 2021.

The Merger Agreement and related agreements are further described in the Form 8-K/A, filed by us on February 16, 2021. For additional information regarding the Merger Agreement and the transactions contemplated therein, Beachbody and Myx please see the Form S-4.

Other than as specifically discussed, this Annual Report does not assume that the closing of the Merger will occur.

Initial Public Offering

The registration statement for our initial public offering became effective on November 24, 2020. On November 30, 2020, we consummated our initial public offering of 30,000,000 units, which included 3,900,000 units issued pursuant to the partial exercise by the underwriters of their over-allotment option. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,333,333 warrants to Forest Road Acquisition Sponsor LLC, our “sponsor”, at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $8,000,000.

A total of $300,000,000, comprised of $292,000,000 of the proceeds from the initial public offering (which amount includes $10,500,000 of the underwriters’ deferred discount) and $8,000,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our units began trading on November 25, 2020 on The New York Stock Exchange (the “NYSE”) under the symbol FRX.U.” On January 13, 2021, we announced that the holders of the Company’s units may elect to separately trade the shares of Class A common stock and warrants included in the units commencing on January 15, 2021. Each unit consists of one share of Class A common stock and one-third of one warrant to purchase one share of Class A common stock. Any units not separated will continue to trade on NYSE under the symbol “FRX.U”. Any underlying shares of Class A common stock and warrants that are separated will trade on NYSE under the symbols “FRX” and “FRX WS,” respectively.

Our Team

Our officers and directors, Forest Road and strategic advisors consist of seasoned investors and industry executives with an extensive track record of identifying, investing in, building, operating, and advising leading businesses. In particular, the team possesses a deep understanding of the TMT space, the evolution of these sectors, and market opportunities. Our collective team has experience in:

●	sourcing, structuring, acquiring, and integrating businesses;

●	developing and growing companies, both organically and through acquisitions;

●	identifying, monitoring, and recruiting world-class talent;

●	accessing the capital markets, including financing businesses;

●	fostering relationships with sellers, capital providers, and target management teams; and

●	negotiating and executing transactions favorable to investors in multiple geographies and under varying economic and financial market conditions.

In the event we are unable to consummate the Merger, we believe our team will be able to source superior TMT investment opportunities through an extensive network including private equity, venture capital, growth equity, asset managers, investment banks and leading global corporations. Additionally, we believe they have the operational expertise to drive efficiencies at a target company following a business combination, and given their extensive experience with public market investors, are well positioned to develop a thoughtful investor relations strategy.

Market Opportunity

We believe that many companies operating in the TMT space have characteristics that make them attractive investment opportunities given the disruption, evolution, and unprecedented tailwinds and headwinds facing the broader landscape. These companies are poised for long-term growth and have the potential to unlock unrealized value as public companies, particularly when partnered with our team, which brings strategic, operating, and deal-making expertise as well as public company experience. In the event we are unable to consummate the Merger, we intend to focus on businesses that leverage the following macro themes:

●	New audience aggregation platforms transforming the TMT landscape. The TMT landscape is rapidly evolving as new forms of consumption and distribution disrupt traditional businesses. Platforms such as over-the-top services, social media applications, and online marketplaces are changing the way content is produced, distributed, and consumed, creating global competition for consumers.

●	Premium IP driving significant value expansion. Media and entertainment companies are increasingly focused on creating and acquiring IP with wide appeal and franchise potential. Given the high volume of content produced annually, it has become imperative to own or have advantaged access to premium IP that stands out and resonates with audiences as well as offers monetization opportunities beyond traditional avenues. The quest for a greater share of the consumer wallet and engagement has resulted in large scale strategic activity, such as Disney’s acquisition of 21st Century Fox and AT&T’s acquisition of Time Warner, as well as increased investments in original and licensed content by subscription video on demand services, such as Netflix. The limited supply of premium IP and high consumer demand has led to substantial competition and has driven an increase in the value of content.

●	Consumer behavior fundamentally changing. Consumption habits have evolved due to advancements in technology as well as increased access to high-speed internet service and connected devices. Engagement has shifted from unidirectional to interactive, mobile, and multi-screen experiences. Today’s consumer has greater control over what they consume, when they consume, and how much they consume. As this shift continues, media consumption is becoming increasingly fragmented, and businesses are working towards innovations for new and better ways to aggregate, engage, and monetize consumers.

●	Cutting-edge technologies facilitating new offerings. Development of cutting-edge technologies and improvements in existing technologies are unlocking markets and growth opportunities. Increasingly, society has broad access to technological infrastructure that new businesses can build upon and consumers can utilize for entertainment and communication. Innovations in computing power, artificial intelligence, augmented reality and virtual reality, and digital video and audio consumption create new avenues of entertainment, while 5G and the proliferation of high-speed internet is enabling these experiences to flourish.

●	Evolving ecosystem reshaping traditional business models. Market leaders continue to look for new ways to leverage their premium assets and key brands. Traditionally segregated business models are converging as the ability to monetize across multiple channels becomes imperative. New consumer options span from à la carte purchase to free, ad-supported, subscription, and micro-transaction models, as well as new bundled service offerings. Additionally, businesses are capitalizing on existing IP through 360-degree monetization, expanding the use case into other revenue-generating opportunities, such as consumer products and licensing, interactive entertainment, theme parks, and other experiences.

●	Companies in need of capital due to idiosyncratic market conditions. Market dislocation and unforeseen economic circumstances caused by COVID-19 have challenged the TMT landscape, adversely impacting the revenues and cash flows of many corporations, large private equity portfolio companies, and private founder-owned companies, requiring them to raise equity capital. Within the media landscape, many segments including content production, live events and sports, as well as the services that support these segments, are in need of additional capital, even while maintaining sound defensible market positions. This dislocation creates potential investment opportunities to support these businesses to survive the current environment and maintain their leading market positions.

Business Strategy

Our strategy is to identify and partner with high growth businesses in the TMT space that can benefit from the investment and operational expertise of our team to deliver value to our shareholders.

We believe that media and entertainment is undergoing rapid and aggressive technology-induced change, resulting in new monetization opportunities and secular growth as opportunities to reach consumers expand, new entrants seek to gain market share, and the “old guard” adapts to the evolving needs of today’s consumers. We believe that our team’s experience in building and executing strategies that combine capabilities and expertise in consumer preferences and technology/product development differentiates our ability to source a successful partner.

Our selection process leverages our officers and directors, Forest Road, and our strategic advisors’ deep relationship network, industry experiences, and deal sourcing capabilities to access a broad spectrum of differentiated opportunities. Specifically, the relationships and reputation we have built in the TMT space allow us to source proprietary deal flow from certain of our clients, their affiliates, and colleagues, as well as provide differentiated sources of intelligence for the team to analyze as we work through business and transaction due diligence to ensure we are partnering with a fundamentally sound long-term company. Since our initial public offering, members of our team have communicated with and, in the event that the Merger is not consummated, we expect them to continue to communicate with their network of relationships to articulate our initial business combination criteria, including the parameters of our search for a target business.

Competitive Advantages

In the event we do not consummate the Merger, we will capitalize on the ability of our team to identify, acquire, and operate a business that will benefit from their involvement by utilizing the following differentiating factors to our advantage:

●	Expertise in operating businesses. Our team has a track record of building industry-leading companies to deliver shareholder value over an extended time period. As a public entity, we believe we can offer a wide range of advantages to stockholders. These include, but are not limited to, utilizing our team’s collective skills and experience to catalyze accelerated and profitable growth, broader access to debt and equity capital providers, liquidity alternatives for employees and investors, public currency for potential acquisitions, and improved branding in the marketplace.

●	History of transformational acquisitions. Members of our team have been involved in noteworthy content and IP transactions in the TMT space, including but not limited to, the acquisitions of Capital Cities/ABC, Pixar, Marvel Entertainment, Lucasfilm, 21st Century Fox, and BAMTech by Disney.

●	Proprietary sourcing network. Our selection process will leverage our officers and directors, Forest Road, and our strategic advisors’ networks of industry, private equity sponsor, growth equity investor, and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, consultants, advisers, attorneys, and accountants, which provide us with a number of business combination opportunities. Our network within the TMT space is exceptionally deep and our team is well positioned to identify high-growth acquisition opportunities across the evolving and disrupted landscape.

●	Execution and structuring capabilities. Our team’s combined expertise and reputation allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. By focusing our investment activities on these types of transactions, we will generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Our Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines to evaluate prospective target businesses, which we would continue to use in the event we are unable to consummate the Merger. We use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. In the event we do not consummate the Merger, we will seek to identify and acquire high-quality companies in the TMT space that possess the following characteristics:

●	Simple, predictable, and free-cash-flow-generative. We seek companies with a proven track record of growth and profitability and predictable future financial performance that we expect will generate strong, sustainable growth in cash flows over the long term.

●	Formidable barriers to entry. We seek companies that have long-term sustainable competitive advantages, significant barriers to entry, including significant upfront investment costs, or “wide moats,” around their business, and low risks of disruption caused by competition, innovation, and new entrants.

●	Well-positioned in evolving market landscape. We seek companies that are well-positioned to benefit from new content and distribution dynamics, unlocking new growth opportunities.

●	Attractive valuation. We seek companies at an attractive valuation relative to their long-term intrinsic value.

●	Positioned to benefit from public currency. We seek companies that demonstrate public market readiness and will use access to public equity markets to pursue accretive acquisitions, high-return capital projects, strengthen the balance sheet, and recruit and retain key employees.

●	Exceptional management and governance. We seek companies that have trustworthy, talented, experienced, and highly competent management teams. These companies may be led by entrepreneurs who are looking for a partner with our expertise to execute on the next stage of their growth. For target companies that require new management, we will leverage our team’s experience in identifying and recruiting top talent.

●	Platform for inorganic growth. We seek companies that can serve as a platform for future synergistic acquisitions.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our team may deem relevant. In the event that the Merger is not consummated and we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination.

Initial Business Combination

In accordance with the rules of the NYSE, the Merger, or an alternative initial business combination, must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, but if the business combination involves more than one target business, as with the Merger, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a seeking stockholder approval or conducting a tender offer, as applicable.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses, such as in connection with the Merger. In the event the Merger is not consummated, we may structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third- parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

In the event the Merger and the related financing arrangement described in the Form S-4 are not consummated, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination.

Sourcing of Potential Initial Business Combination Targets

In the event the Merger is not consummated, our team’s significant operating and transaction experience and relationships will provide us with a substantial number of alternative initial business combination targets. Over the course of their careers, the members of our team have developed a broad network of contacts and corporate relationships around the world, which includes private equity firms, venture capitalists and entrepreneurs. This network has grown through the activities of our team sourcing, acquiring and financing businesses, the reputation of our team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our team in executing transactions under varying economic and financial market conditions.

This network has provided our team with a flow of referrals, which in the past has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. In the event the Merger is not consummated, this network will provide us with multiple investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention by various unaffiliated sources, including participants in our targeted markets and their advisors, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

While we do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in the event the Merger is not consummated, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, we pay Forest Road $10,000 per month for office space, secretarial and administrative services provided to members of our team. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event the Merger is not consummated and we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain, and have not obtained, a fairness opinion in connection with the Merger.

Members of our team directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. For example, it is anticipated that Kevin Mayer, one of our strategic advisors, will be elected as a director of the combined company in connection with the consummation of the Merger.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our officers, directors and strategic advisors have agreed not to participate in the formation of, or become an officer, director or strategic advisor of, any other special purpose acquisition company with a class of securities registered under the Exchange Act without our prior written consent, which will not be unreasonably withheld.

Financial Position

With funds available for a business combination initially in the amount of $290,717,054, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Upon consummation of the Merger, the prospects of our success will depend entirely on Beachbody and Myx. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. In the event the Merger is consummated, Mr. Mayer will serve as a director of the combined company following the Merger.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

The Merger requires the approval of our stockholders. However, in the event the Merger is not consummated, in connection with any alternative proposed business combination, we may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. We will, however, seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider in the event the Merger is not consummated and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company.	No
Merger of target into a subsidiary of the company.	No
Merger of the company with a target	Yes

Under NYSE’s listing rules, stockholder approval is required in connection with the Merger. In the event the Merger is not consummated, in connection with any alternative proposed business combination, stockholder approval would be required under NYSE’s rules for our initial business combination in certain circumstance, for example, if:

●	we issue shares of Class A common stock equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial stockholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the Merger or an alternative business combination in the event the Merger is not consummated and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on the NYSE.

Our sponsor, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with the Merger or an alternative initial business combination in the event the Merger is not consummated. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions paid to the representative of the underwriters. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, pursuant to the Merger Agreement, Beachbody’s obligation to consummate the Merger is subject to the amount of available cash in (i) the trust account, after deducting the amount required to satisfy obligations to public stockholders that exercise their redemption rights, and (ii) the financing described in the Form S-4 is at least $350,000,000. In the event the Merger is not consummated, an alternative proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, to satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

In connection with the Merger, we will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Merger in connection with a stockholder meeting called to approve the Merger. In the event the Merger is not consummated, in connection with an alternative proposed initial business combination, we will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with NYSE’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

We will complete the Merger, or, if the Merger is not consummated and we seek stockholder approval in connection with a proposed alternative initial business combination, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 11,250,001, or 37.5%, of the 30,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If the Merger is not consummated and if a stockholder vote is not required in connection with a proposed alternative initial business combination and we do not decide to hold a stockholder vote for business or other legal reasons, we will

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

In the Merger is not consummated and upon the public announcement of a proposed alternative initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

The Merger requires the approval of our stockholders. In connection with the stockholder approval of the Merger or, if the Merger is not consummated and we seek stockholder approval of a proposed alternative initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares of common stock sold in our initial public offering, which we refer to as the Excess Shares, without our prior consent. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the Merger or an alternative proposed initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Merger is not completed, we may continue to try to complete an alternative proposed initial business combination with a different target until November 30, 2022.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until November 30, 2022 to complete our initial business combination. If we are unable to complete our initial business combination by November 30, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by November 30, 2022.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by November 30, 2022 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. However, if our initial stockholders, sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by November 30, 2022.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 30, 2022 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,183,830 of proceeds held outside the trust account as of December 31, 2020, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not, however, asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 30, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 30, 2022, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by November 30, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible after November 30, 2022 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (e.g., lawyers, investment bankers) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by November 30, 2022, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 30, 2022 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In the event the Merger is not consummated, in identifying, evaluating and selecting a target business for an alternative proposed initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 1177 Avenue of the Americas, 5th Floor, New York, New York 10036 from Forest Road. We pay Forest Road a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Prior to the date of our initial public offering, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) November 30, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

 Item 1A.  Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations. Risks associated with the Merger, Beachbody and Myx are more fully discussed in the Proxy Statement

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	if the Merger is not consummated, we may not be able to select an appropriate alternative target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business following the Merger or in approving our initial business combination if the Merger is not consummated and we pursue an alternative proposed initial business combination;

●	if the Merger is not consummated, we may not obtain additional financing to complete an alternative initial business combination or reduce number of shareholders requesting redemption;

●	if the Merger is not consummated, you may not be given the opportunity to vote on an alternative proposed initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities' may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following the Merger or an alternative proposed initial business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 24, 2020 and in our Form S-4, initially filed on February 16, 2021.

 Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

Our executive offices are located at 1177 Avenue of the Americas, 5th Floor, New York, New York 10036 and our telephone number is (917) 310-3722. Our executive offices are provided to us by our sponsor, Forest Road. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

 Item 3. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

 Item 4. Mine Safety Disclosures

Not applicable.

PART II

  Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A common stock and warrants are each traded on NYSE under the symbols “FRX.U,” “FRX” and “FRXWS”, respectively. Our units commenced public trading on November 25, 2020, and our Class A common stock and warrants commenced public trading separately on January 15, 2021.

(b)	Holders

On March 22, 2021, there was one holder of record of our units, one holder of record of our shares of Class A common stock and three holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On November 30, 2020, we consummated our initial public offering of 30,000,000 units, which included 3,900,000 units issued pursuant to the partial exercise by the underwriters of their over-allotment option. Each unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant, with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $300,000,000.

A total of $300,000,000, comprised of $292,000,000 of the proceeds from our initial public offering (which amount includes $10,500,000 of the underwriters’ deferred discount) and $8,000,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer Forest Road Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our initial public offering and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, ac Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our initial public offering and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the period from September 24, 2020 (Inception) through December 31, 2020, we had a net loss of $531,394. We incurred $531,404 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. We had interest income of $10 of interest on the bank account.

Liquidity and Capital Resources

As of December 31, 2020, we had cash outside the trust account of $1,183,830 available for working capital needs. All remaining cash held in the trust account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of December 31, 2020, none of the amount in the trust account was available to be withdrawn as described above.

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the sponsor in an aggregate amount of $141,881 and the remaining net proceeds from the initial public offering and the sale of private placement units.

The Company anticipates that the $1,183,830 outside of the trust account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its sponsor, officers, directors, or third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2020, our efforts were limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination, including the consummation of the Merger. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on September 24, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Keith L. Horn	62	Chief Executive Officer, Secretary and Director
Zachary Tarica	34	Chairperson of the Board of Directors and Chief Investment Officer
Idan Shani	39	Chief Operating Officer
Salil Mehta	57	Chief Financial Officer
Thomas Staggs	60	Director, Chairperson of the Strategic Advisory Committee
Peter Schlessel	59	Director
Martin Luther King III	63	Director
Teresa Miles Walsh	57	Director
Sheila A. Stamps	63	Director

Keith L. Horn has served as our Chief Executive Officer, Secretary, and director since inception. Mr. Horn is the founder and managing member of Loring Capital Advisors, LLC, a firm providing investment advisory and consulting services to hedge fund managers, asset management firms, and early-stage and start-up businesses, which Mr. Horn founded in 2016. From 2003 to 2015, Mr. Horn served as Chief Operating Officer and a member of the Management Committee and Valuation Committee of Elliott Management Corporation, a global multi-strategy firm, where he was responsible for global management and oversight of operational, support, and control functions of the firm’s investment advisory business. Prior to that, beginning in 1987, Mr. Horn spent 16 years at Merrill Lynch, Pierce, Fenner & Smith Incorporated, serving in various capacities, including Global Head of Leveraged Finance, Head of Latin America Debt, and Chief of Staff to the Chairman and President of Merrill Lynch & Co.. Mr. Horn began his career in private practice as a corporate and securities attorney. Since March 2021, Mr. Horn has served as a director, the chair of the audit committee and a member of the compensation and nominating and corporate governance committees of Forest Road Acquisition Corp. II (NYSE: FRXB.U), a special purpose acquisition company. In July 2019, Mr. Horn was appointed to the Strategic Advisory Board of Investcorp Strategic Capital Partners, a fund established to assemble a diverse portfolio of general partnership stakes in alternative asset managers. Since January 2019, Mr. Horn has served as a director of Caliper Holdings, a company engaged in the consumer and commercial ingredients food and beverage business. Since March 2018, Mr. Horn has served as a director of ShopOne Centers REIT, Inc., an owner and operator of shopping malls. From April 2016 to November 2019, Mr. Horn served on the board of directors of Empire Resorts, Inc. (NasdaqGM: NYNY), which operates in the gaming and hospitality industries (“Empire”). Mr. Horn served as Chairperson of Empire’s audit committee and as Chairperson of Empire’s special committee in its review and approval of an acquisition transaction pursuant to which Empire became a privately-held entity. Mr. Horn also serves on the board of directors for the Binghamton University Foundation and is a member of the Foundation investment committee. He is also a member of the board of directors of PeacePlayers International, a non-profit organization that uses the game of basketball to educate and unite children in areas of conflict around the world. Mr. Horn is an investor in and serves on the strategic advisory board of Forest Road. Mr. Horn received his J.D. (cum laude) from Georgetown University Law Center and holds B.A. degrees in Economics and Political Science from Binghamton University, where he graduated Phi Beta Kappa with highest honors. Mr. Horn is well-qualified to serve on our Board due to his extensive operating, investment and corporate finance experience, along with his board experience.

Zachary Tarica has served as our Chairperson of the Board of Directors and Chief Investment Officer since inception. Since December 2020, Mr. Tarica has served as the Chief Operating Officer of Forest Road Acquisition Corp. II (NYSE: FRX), a special purpose acquisition company. Mr. Tarica is the founder and Chief Executive Officer of Forest Road, a specialty finance company formed in May 2017 focused on tax credit lending across the entertainment, renewable energy, and real estate sectors, as well as film tax credit administration and tax credit brokerage. Prior to establishing Forest Road, Mr. Tarica served as a Credit Analyst at Brookfield Asset Management from June 2014 to May 2018. From 2008 to 2014, Mr. Tarica worked for Deutsche Bank as a distressed desk analyst focused on investing in special situations in the energy and infrastructure sectors. Mr. Tarica holds a B.S. degree in Business with a minor in Organizational Communications from Northeastern University. Mr. Tarica is well-qualified to serve on our Board due to his experience in the finance and media industries.

Idan Shani has served as our Chief Operating Officer since inception. Mr. Shani has served as the Chief Financial Officer since December 2020 and the Secretary since March 2021 of Forest Road Acquisition Corp. II (NYSE: FRX), a special purpose acquisition company. Since October 2018, Mr. Shani has served as the Chief Financial Officer and Chief Operating Officer of Forest Road. Prior to that, Mr. Shani was President and Head of Research of Antarctica Asset Management (U.S.), Inc. (“Antarctica”) and its predecessor Antarctica Asset Management LLC, a global hedge fund solutions firm, from June 2008 to September 2020. He remains involved at Antarctica as a senior independent member of the investment and allocation committee with reporting duties to the board of directors. Mr. Shani was a research analyst at Ivy Asset Management, a firm owned by BNY Mellon, from 2005 to 2008, focusing on credit strategies. Mr. Shani holds a B.A. degree in Economics with a Division of Studies in Management (summa cum laude) from The Open University of Israel.

Salil Mehta has served as our Chief Financial Officer since October 2020. Prior to joining us, Mr. Mehta served as Disney’s General Manager, Digital Media and President of FoxNext Games from March 2019 to April 2020. Prior to Disney’s acquisition of 21st Century Fox, Mr. Mehta served as President of FoxNext from 2016 to 209 and President, Content Management for 20th Century Studios from 2013 to 2016. He was Chief Operating Officer and Chief Financial Officer of NBCUniversal’s entertainment, digital networks, and integrated media division from 2011 to 2013. During his tenure at NBCUniversal, Mr. Mehta also served as President of Business Operations, Strategy and Development from 2008 to 2011. From 2005 to 2008, Mr. Mehta served as an Executive Vice President of ESPN Enterprises, where he managed the general responsibilities for all of ESPN’s non-broadcasting businesses including new media, broadband, mobile, publishing, and consumer product businesses. Prior to ESPN, Mr. Mehta held various positions at Disney from 1994 to 2005, including Manager of Corporate Strategic Planning and Executive Vice President of Corporate Business Development. Since March 2021, Mr. Mehta has served as a director, the chair of the nominating and corporate governance committee and members of the audit and compensation committees of Forest Road Acquisition Corp. II (NYSE: FRX), a special purpose acquisition company. Mr. Mehta received his B.A. in International Relations from Brown University and holds an M.B.A. from The Wharton School of the University of Pennsylvania. He was awarded a Fulbright Scholarship to study Political Economy at the Delhi School of Economics in Delhi, India.

Thomas Staggs has been a director since inception and serves as the Chairperson of the Strategic Advisory Committee. Mr. Staggs has served as the Co-Chief Executive Officer and Co-Chairperson of the Board of Forest Road Acquisition Corp II. (NYSE: FRXB.U), a special purpose acquisition company, since December 2020. Mr. Staggs has been the Executive Chairman of Bertsch Industries, GmbH, a company engaged in the development, manufacturing, and marketing of eco-friendly water-soluble substitutes for plastic across a range of applications since August 2020. Since March 2017, Mr. Staggs has served as the Executive Chairman of Vejo, Inc., a nutrition company that manufactures and sells pod-based nutritional beverage blends and associated devices. Since June 2017, Mr. Staggs has been a member of the board of directors and the Chairperson of the audit committee of Spotify Technology S.A. (NYSE: SPOT). From 1990 to October 2016, Mr. Staggs held various positions at The Walt Disney Company, including as Chief Financial Officer, Chairman of Disney Parks and Resorts Worldwide, Chief Operating Officer, and Senior Advisor to the Chief Executive Officer. Since November 2018, Mr. Staggs has served as a director of PureForm Global Inc., a company engaged in development and sale of synthetically produced cannabidiol and other cannabinoids. Mr. Staggs has served as a member to the board of directors of Weta Digital, a digital visual effects company and the parent company of Weta Animated, since December 2020. Since August 2020, Mr. Staggs has served as a director of REQPay, a company engaged in development and management of a cloud-based construction management platform. In addition, Mr. Staggs serves on the boards of trustees of the University of Minnesota Carlson School of Management and the Center for Early Education. He also was previously a member of the board of directors at Euro Disney SCA from 2002 to February 2015. Mr. Staggs is an investor in and serves on the strategic advisory board of Forest Road. Mr. Staggs holds a B.S. in Business from the University of Minnesota and an M.B.A. from the Stanford Graduate School of Business. Mr. Staggs is well-qualified to serve on our Board due to his extensive experience in the entertainment industry, expertise in corporate finance and operations, as well as his publicly company experience.

Peter Schlessel has served as one of our directors since the consummation of our initial public offering. Mr. Schlessel has been a member of the board of directors of Village Roadshow Entertainment Group, an American co-producer and co-financier of major Hollywood motion pictures, since June 2018. Mr. Schlessel is a director of Redbox, an American and Canadian video rental company. From 2014 to February 2016, Mr. Schlessel served as the Chief Executive Officer of Focus Features of Universal Pictures, an American film production and distribution company. Prior to that, he co-founded and served as Chief Executive Officer of FilmDistrict, an independent movie distribution company, from 2010 to 2014. From 1989 to 2010, Mr. Schlessel served at various positions at Sony Pictures Entertainment and its Columbia Pictures division, including President of Worldwide Affairs and President of Worldwide Acquisitions of Sony Pictures Entertainment, President of Columbia Pictures, and President of Production of Columbia Pictures. Mr. Schlessel began his career in entertainment in 1989 as Director of Legal Affairs for RCA/Columbia Home Video. He received his B.S. degree in Psychology from Union College and his J.D. degree from University of Pennsylvania Law School. Mr. Schlessel is well-qualified to serve on our Board due to his extensive experience in the entertainment and media industries.

Martin Luther King III has served as one of our directors since the consummation of our initial public offering. The oldest son of Martin Luther King Jr. and Coretta Scott King, Mr. King is a celebrated human rights advocate who has devoted his life to promoting civil and global human rights. Since 2006, Mr. King has served as the founder and Chief Executive Officer of Realizing the Dream, a non-profit organization that continues the humanitarian and liberating work of his parents, through which he has spearheaded nonviolence training in Bosnia Herzegovina, India, Israel and Palestine, Kenya, Sri Lanka, and the United States. In 2011, Mr. King co-founded Bounce TV, an African American broadcast network. Mr. King served as the fourth President of the Southern Christian Leadership Conference from 1997 to 2004. Since March 2021, Mr. King has served as a director, the chair of the compensation committee and members of the audit and nominating and corporate governance committees of Forest Road Acquisition Corp. II, a special purpose acquisition company. Since 1997, Mr. King has been Chairman of the Nominating and Governance Committee of the Board of MetWest, a mutual fund complex. Mr. King served as the President and Chief Executive Officer of The King Center, based in Atlanta, and remains a member of its board of directors. In 1986, he was elected to the Fulton County Board of Commissioners to represent more than 700,000 Georgia residents. He received a B.A. degree in Political Science from Morehouse College. Mr. King is well-qualified to serve on our Board due to his extensive experience in the broadcast network industry and dedication to human rights advocacy.

Teresa Miles Walsh has served as one of our directors since the consummation of our initial public offering. In 2003, Ms. Walsh founded Access Media Advisory, a boutique corporate advisory firm with offices in London and New York focused on media sector clients, and currently serves as its Chief Executive Officer and Managing Director. Since 2009, Ms. Walsh has served as the Partner and the Senior Banker of Media Investment Banking at Pickwick Capital Partners, LLC, an investment bank and fund placement advisory firm. From 1989 until 2002, Ms. Walsh held various investment banking positions at Merrill Lynch, Pierce, Fenner & Smith Incorporated, including Group Head and Managing Director of the European Media Investment Banking Group in London from 1997 until 2002. She has been a member of the board of directors of Upland Software, Inc. (Nasdaq: UPLD), a provider of cloud-based enterprise work management software, since March 2020. Ms. Walsh received her M.B.A. with distinction from the Fuqua School of Business at Duke University and has her Bachelor of Arts degree in Economics, Magna Cum Laude, also from Duke University. Ms. Walsh is well-qualified to serve on our Board due to her extensive experience in the media industry and corporate finance, as well as her publicly company experience.

Sheila A. Stamps has served as one of our directors since the consummation of our initial public offering. Since September 2020, Ms. Stamps has been a member of the board of directors, the audit committee, and the executive compensation committee of Pitney Bowes Inc. (NYSE: PBI), a technology company providing solutions and analytics to businesses. Since May 2018, Ms. Stamps has served as a member of the board of directors and the Chairperson of the audit committee of Atlas Air Worldwide Holdings, Inc. (Nasdaq: AAWW), an airfreight company. Since February 2014, Ms. Stamps has served as a member of the board of directors of CIT Group, Inc. (NYSE: CIT), a financial services company, and its banking subsidiary, CIT Bank, N.A. From July 2014 to July 2018, Ms. Stamps served as the Commissioner of the New York State Insurance Fund, a governmental insurance carrier. During her time at the New York State Insurance Fund, Ms. Stamps also served on the business operations committee and served as Chairperson of the audit committee. Ms. Stamps was the Executive Vice President of DBI, LLC, a private mortgage investment company, from 2011 to 2012. From 2008 to 2011, Ms. Stamps served as the Head of Fixed Income and Cash Management, a senior management member of the Investment Advisory Committee and the Real Estate Advisory Committee of New York State Common Retirement Fund. From 2005 to 2016, Ms. Stamps served as the Managing Director of Golden Seeds, Inc., an investment company. From 2003 to 2004, Ms. Stamps served as a Managing Director and Financial Institutions Group Head at Bank of America (formerly, FleetBoston Financial). From 1997 to 2003, Ms. Stamps held a number of executive positions in Bank One Corporation (now JPMorgan Chase), including Managing Director and Head of European Asset-Backed Securitization and a member of the Operating Management Committee. Ms. Stamps received her B.S. in Management Sciences from Duke University and her M.B.A. from University of Chicago. She was a fellow of Weatherhead Center for International Affairs at Harvard University and received her CERT Certificate in Cybersecurity Oversight from Carnegie Mellon University. Ms. Stamps is well-qualified to serve on our Board due to her extensive experience in the finance and investment sectors as well as her roles on public company boards.

Strategic Advisory Committee

Our Strategic Advisory Committee, comprised of Mr. Staggs, Chairperson, and our strategic advisors, assists our management team in its search of suitable acquisition targets. Mr. Staggs acts as liaison to our management and serves to coordinate and lead the strategic advisors’ efforts to assist the management team in their search for a business combination target. In addition to Mr. Staggs, the members of the Strategic Advisory Committee are as follows:

Kevin Mayer has served as a strategic advisor since the consummation of our initial public offering. Mr. Mayer has served as the Co-Chief Executive Officer and Co-Chairperson of the Board of Forest Road Acquisition Corp II. (NYSE: FRXB.U), a special purpose acquisition company, since December 2020. Mr. Mayer has been the chairman of the board of directors of DAZN, a sports steaming service provider, from March 2021. In November 2020, Mr. Mayer agreed to advise Access Industries with the title of Senior Advisor. From May 2020 to August 2020, Mr. Mayer served as Chief Executive Officer of TikTok Inc. and Chief Operating Officer of ByteDance Ltd., TikTok’s parent company. Prior to joining TikTok, Mr. Mayer oversaw the launch of Disney+ while serving as Chairman of Direct-to-Consumer & International division at Disney. After joining Disney in 1993, Mr. Mayer led strategy and business development for Disney’s interactive and television businesses worldwide. He later became Executive Vice President of the internet group, responsible for the operations, business plans, creative direction, and distribution of Disney’s popular websites, including ESPN.com and ABCNews.com. Mr. Mayer departed Disney in 2000 but returned in 2005, eventually rising to the role of Chief Strategy Officer before accepting the position of Chairman of Direct-to-Consumer & International until his departure in May 2020. Prior to rejoining Disney in 2005, Mr. Mayer served as a partner and head at L.E.K. Consulting’s Global Media and Entertainment practice. Prior to L.E.K., he held leading positions at interactive and internet businesses, including Chairman and Chief Executive Officer of Clear Channel Interactive, where he managed all aspects of new media business, including content, sales, business and technology development, and distribution. Mr. Mayer is an investor in and serves on the strategic advisory board of Forest Road. Mr. Mayer received his B.S. degree in Mechanical Engineering from Massachusetts Institute of Technology, a M.Sc. degree in Electrical Engineering from San Diego State University and an M.B.A. degree from Harvard University.

Shaquille “Shaq” O’Neal has served as a strategic advisor since the consummation of our initial public offering. Mr. O’Neal is an American athlete, investor, and entrepreneur, and is regarded as one of the greatest players in NBA history. Mr. O’Neal was elected to both the Naismith Memorial Basketball Hall of Fame and FIBA Hall of Fame. Beyond basketball, Mr. O’Neal has made investments in Google prior to its initial public offering and Ring prior to its sale to Amazon. Mr. O’Neal currently owns multiple franchises, including Auntie Anne’s and Papa John’s Pizza, as well as several restaurants in Las Vegas. Mr. O’Neal moved into e-sports by assuming the role of General Manager of the Kings Guard (NBA 2K League), an e-sports team associated with the Sacramento Kings, in which he owns a minority stake. Mr. O’Neal serves on the board of directors of Papa John’s Pizza, as a national spokesperson for the non-profit Boys & Girls Clubs of America, and as a global spokesperson for Krispy Kreme. Mr. O’Neal received his B.A. degree in General Studies from Louisiana State University, an M.B.A. degree from University of Phoenix and an Ed.D degree in Human Resource Development from Barry University.

Mark Burg has served as a strategic advisor since the consummation of our initial public offering. Mr. Burg is an entrepreneur, business executive and American film producer, best known for his work on the Saw film series and on the CBS sitcom Two and a Half Men. From November 2014 to December 2017, Mr. Burg served as Vice Chairman of Management and Production at Primary Wave Entertainment, a private music publishing and talent management company. In 2004, Mr. Burg founded the production company Twisted Pictures, which primarily focuses on the development and production of horror films. Mr. Burg personally financed the first production of the Saw films. He has received a ShoWest Award, a People’s Choice Award, has been recognized in the Guinness Book of World Records for the Most Successful Horror Movie Franchise, has been nominated for three Emmy Awards, and has received multiple awards for previous films. Mr. Burg is an investor in, and serves on the strategic advisory board of, Forest Road. Mr. Burg received his B.A. degree in Communications and Management from Ithaca College.

Our Strategic Advisory Committee and the strategic advisors (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. In this regard, our strategic advisors fulfill some of the same functions as our board members. However, our strategic advisors are not executive officers of our company and have no written advisory agreement with us, nor do they have any other employment arrangements with us. Moreover, our strategic advisors will not be under any fiduciary obligation to us nor will they perform board or committee functions, nor will they have any voting or decision-making capacity on our behalf. Our strategic advisors will not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our strategic advisors become aware of a business combination opportunity which is suitable for any of the entities to which they have fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of strategic advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Peter Schlessel and Teresa Miles Walsh, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Martin Luther King III and Sheila A. Stamps, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Keith L. Horn, Zachary Tarica and Thomas Staggs, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

Teresa Miles Walsh, Martin Luther King III and Peter Schlessel serve as members of our audit committee, and Teresa Miles Walsh chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that Teresa Miles Walsh qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Martin Luther King III, Peter Schlessel and Teresa Miles Walsh serve as members of our compensation committee, and Martin Luther King III chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to Forest Road of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee the members of which are Peter Schlessel, Martin Luther King III and Teresa Miles Walsh. Peter Schlessel serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We filed our Code of Business Conduct and Ethics and our audit committee and compensation committee charters as exhibits to the registration statement for our initial public offering. You can review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this report or any other document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Other than the monthly payment of $10,000 to Forest Road for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. For example, it is anticipated that Mr. Mayer, one of our strategic advisors, will be elected as a director of the combined company in connection with the consummation of the Merger. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 37,500,000 shares of our common stock, consisting of (i) 30,000,000 shares of our Class A common stock and (ii) 7,500,000 shares of our Class B common stock, issued and outstanding as of March 23, 2021. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Shares of Common Stock
Forest Road Acquisition Sponsor LLC (our sponsor)(2)(3)	—	—	7,500,000	100%	20%
Zachary Tarica (3)	—	—	7,500,000	100%	20%
Keith L. Horn (4)	—	—	—	—	—
Idan Shani (4)	—	—	—	—	—
Salil Mehta (4)
Thomas Staggs (4)	—	—	—	—	—
Peter Schlessel (4)	—	—	—	—	—
Martin Luther King III (4)	—	—	—	—	—
Teresa Miles Walsh (4)	—	—	—	—	—
Sheila A. Stamps (4)	—	—	—	—	—

All directors and executive officers as a group (9 individuals)(2)	—	—	7,500,000	100%	20%

Other 5% Stockholders
Light Street Capital Management, LLC (5)	2,155,000	7.18%			5.75%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Forest Road Acquisition Corp., 1177 Avenue of the Americas, 5th Floor, New York, New York 10036.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)	Our sponsor is the record holder of such shares. The Forest Road Company, LLC is the managing member of the sponsor. As such, The Forest Road Company has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to share beneficial ownership of the common stock held directly by our sponsor. Zachary Tarica is the Chief Executive Officer of The Forest Road Company, LLC. By virtue of these relationships, Mr. Tarica may be deemed to have beneficial ownership of the securities held of record by Forest Road Acquisition Sponsor LLC.

(4)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	According to a Schedule 13G filed with the SEC on February 16, 2021, Light Street Capital Management, LLC, a Delaware limited liability company (“LSCM”), serves as investment adviser and general partner to (A) Light Street Mercury Master Fund, L.P. (“Mercury”), on whose account 2,000,000 Class A shares are held by LSCM, and (B) Light Street Tungsten Master Fund, L.P. (“Tungsten”), on whose account 155,000 Class A shares are held by LSCM. Glen Thomas Kacher (“Mr. Kacher”) is the Chief Investment Officer of LSCM. Mr. Kacher and LSCM each has sole power to vote and dispose of all 2,155,000 shares owned by Tungsten and Mercury; Mercury has sole power to vote and dispose of 2,000,000 shares owned for the account of Mercury. The business address for all three reporting persons (i.e., LSCM, Mr. Kacher and Mercury) is 525 University Avenue, Suite 300, Palo Alto, CA 94301.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In September 2020, our sponsor, Forest Road Acquisition Sponsor LLC purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.0035 per share. In November 2020, we effected a 0.44 for 1 stock dividend for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 7,503,750 founder shares, up to 978,750 shares of which were subject to forfeiture depending on the extent to which underwriters’ over-allotment option would be exercised, so that such founder shares would represent 20% of the outstanding shares after our initial public offering. Based on the extent of the underwriters’ exercise of their over-allotment option, on November 30, 2020, our sponsor forfeited 3,750 founder shares for no consideration. The forfeited shares were canceled.

On November 30, 2020, our sponsor purchased 5,333,333 warrants, at a price of $1.50 per warrant, or $8,000,000 in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

Since December 2020, we have paid Forest Road $10,000 per month for office space at 1177 Avenue of the Americas, 5th Floor, New York, New York 10036 and for secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Prior to the closing of our initial public offering, our sponsor loaned us $141,881 under an unsecured promissory note, which funds were used for a portion of the expenses of our initial public offering. These loans were fully repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest bearing basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC or Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2020 totaled approximately $20,085. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $42,488. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020 we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2020.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the deminimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3) Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Forest Road Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Forest Road Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 25, 2021

FOREST ROAD ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

Assets
Cash	$1,183,830
Prepaid assets	294,383
Total current assets	1,478,213
Marketable Securities held in Trust Account	300,000,000
Total Assets	$301,478,213

Liabilities and Stockholders’ Equity
Accounts payable	$409,896
Franchise tax payable	54,149
Total current liabilities	464,045
Deferred underwriters’ discount payable	10,500,000
Total liabilities	10,964,045

Commitments
Class A common stock subject to possible redemption, 28,551,416 shares at redemption value	285,514,160

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,448,584 shares issued and outstanding (excluding 28,551,416 shares subject to possible redemption)	145
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	5,530,507
Accumulated deficit	(531,394)
Total stockholders’ equity	5,000,008
Total Liabilities and Stockholders’ Equity	$301,478,213

See accompanying notes to the financial statements.

FOREST ROAD ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) TO DECEMBER 31, 2020

Formation and operating costs	$531,404
Loss from operations	(531,404)

Other Income
Interest income	10
Total other income	10

Net loss	$(531,394)

Weighted average shares outstanding of Class A common stock	30,000,000
Basic and diluted net income per share, Class A common stock	$(0.00)
Weighted average shares outstanding of Class B common stock	6,856,915
Basic and diluted net loss per share, Class B common stock	(0.08)

(1)	Excludes an aggregate of 28,551,416 shares subject to possible redemption at December 31, 2020.

See accompanying notes to the financial statements.

FOREST ROAD ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) TO DECEMBER 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of September 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	7,503,750	750	24,250	—	25,000
Sale of Units in Initial Public Offering net of underwriter discount and offering cost	30,000,000	3,000	—	—	283,017,562	—	283,020,562
Sale of Units in Initial Public Offering	30,000,000	3,000	—	—	299,997,000	—	300,000,000
Sale of Private Placement Warrants	—	—	—	—	8,000,000	—	8,000,000
Forfeiture of 3,750 shares by initial stockholders	—	—	(3,750)	—	—	—	—
Change in Class A common stock subject to possible redemption	(28,551,416)	(2,855)	—	—	(285,511,305)	—	(285,514,160)
Net loss	—	—	—	—	—	(531,394)	(531,394)
Balance as of December 31, 2020	1,448,584	$145	7,500,000	$750	$5,530,507	$(531,394)	$5,000,008

See accompanying notes to the financial statements.

FOREST ROAD ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) TO DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(531,394)
Changes in current assets and current liabilities:
Prepaid assets	(294,383)
Franchise tax payable	54,149
Accounts payable	409,896
Net cash used in operating activities	(361,732)

Cash Flows from Investing Activities:
Investment of cash into trust account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	294,000,000
Proceeds from private placement	8,000,000
Proceeds from Promissory note	141,881
Repayment of Promissory note	(141,881)
Proceeds from issuance of founder shares	25,000
Payments of offering costs	(479,438)
Net cash provided by financing activities	301,545,562

Net Change in Cash	1,183,830
Cash – Beginning of period	-
Cash – Ending of period	$1,183,830

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$286,016,268
Change in value of Class A common stock subject to possible redemption	$(502,108)
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,500,000

See accompanying notes to the financial statements.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Forest Road Acquisition Corp. (the “Company”) was incorporated in Delaware on September 24, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a specific industry or sector for purposes of consummating a Business Combination, however, the Company intends to concentrate its efforts identifying businesses in the technology, media and telecommunications industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Financing

The Company’s sponsor is Forest Road Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 24, 2020 (the “Effective Date”). On November 30, 2020, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including the issuance of 3,900,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant entitling its holder to purchase one share of Class A common stock at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $300,000,000 (Note 3).

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of an aggregate of 5,333,333 warrants (“Private Placement Warrants”) to purchase Class A common stock, each at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,000,000 (Note 4).

Transaction costs amounted to $16,979,438, consisting of $6,000,000 of underwriting discount, $10,500,000 of deferred underwriters’ fee and $479,438 of other offering costs.

Trust Account

Following the closing of the IPO on November 30, 2020, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, or November 30, 2020 (the “Combination Period”).

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company. The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Liquidity

As of December 31, 2020, the Company had cash outside the Trust Account of $1,183,830 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $141,881 and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $1,183,830 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were money market funds. During the period September 24, 2020 (inception) to December 31, 2020, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risk on such accounts.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 28,551,416 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 10,666,667 of Class A common shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.”  The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted for Class A redeemable common shares is calculated by dividing the interest income earned on the Trust Account totaling $0 for the period September 24, 2020 (inception) through December 31, 2020 by the weighted average number of Class A redeemable common shares outstanding since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable common shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common shares, by the weighted average number of Class B non-redeemable common shares outstanding for the period. Class B non-redeemable common shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the period
From September 24, 2020 (Inception)
through December 31, 2020
Redeemable Class A common shares
Numerator: Earnings allocable to Redeemable Class A common shares
Interest income and realized gain from sale of treasury securities	$-
Net earnings	$-
Denominator: Weighted average redeemable Class A common shares
Redeemable Class A common shares, basic and diluted	30,000,000
Earnings/basic and diluted redeemable Class A common shares	$0.00

Non-redeemable Class B common shares
Numerator: Net income minus redeemable net earnings
Net income (loss)	$(531,394)
Redeemable net earnings	-
Non-redeemable net loss	$(531,394)
Denominator: weighted average non-redeemable Class B common shares
Non-redeemable Class B common shares, basic and diluted	6,856,915
Loss/ Basic and diluted non-redeemable common shares	$(0.08)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on December 31, 2020, offering costs totaling $16,979,438 have been charged to stockholders’ equity (consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $479,438 of other offering costs).

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Money Market Funds held in Trust Account	$300,000,000	$300,000,000	$-	$-
	$300,000,000	$300,000,000	$-	$-

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from September 24, 2020 (inception) through December 31, 2020.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 30, 2020, the Company sold 30,000,000 Units at a price of $10.00 per Unit, including the issuance of 3,900,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants, at a price of $1.50 per unit, for an aggregate purchase price of $8,000,000. A portion of the proceeds from the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On September 29, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 7,187,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. On November 24, 2020, as part of an upsizing of the IPO, the Sponsor was issued an additional 316,250 Founder Shares by the Company, resulting in a increase in the total number of shares of Class B common stock outstanding from 7,187,500 to 7,503,750 (of which 978,750 were subject to surrender for no consideration depending on the extent to which the underwriters exercised their over-allotment option). On November 30, 2020, the underwriters partially exercised their over-allotment option and forfeited the remaining over-allotment option; hence, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited, resulting in an aggregate of 7,500,000 Founder Shares outstanding at December 31, 2020.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of June 30, 2021 and the closing of the IPO. The Company had $141,881 in borrowings outstanding under the promissory note which was repaid in full out of the offering proceeds not held in the Trust Account.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period September 24, 2020 (inception) through December 31, 2020, the Company has paid $10,000 of administrative fees.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, no Working Capital Loans were outstanding.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short-form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Underwriters Agreement

On November 30, 2020, the underwriters were paid a cash underwriting fee of 2% of the gross proceeds of the IPO, totaling $6,000,000.

In addition, $0.35 per unit, or approximately $10,500,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholder’s Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2020, there were 1,448,584 shares issued and outstanding (excluding 28,551,416 shares subject to possible redemption)

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31, 2020, there were 7,500,000 shares of Class B common stock issued or outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Warrants — At December 31, 2020, there were 15,333,333 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the IPO and (b) 30 days after the completion of a Business Combination. The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants for cash. Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination) for any 20 trading days within a 30-trading day period ending three business days before we send to the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company has not completed the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$100,224
Federal Net Operating loss	11,369
Total deferred tax asset	111,593
Valuation allowance	(111,593)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(111,593)
State
Current	—
Deferred	—
Change in valuation allowance	(111,593)
Income tax provision	$—

The Company’s net operating loss carryforward as of December 31, 2020 amounted to $54,139 and will be available to offset future taxable income. These NOLs will be limited upon a change in control under IRC Section 382.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 24, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $111,593.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	0.0%
Change in valuation allowance	-21.0%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

Note 9 — Subsequent Events

Merger Agreement

On February 9, 2021, Forest Road entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BB Merger Sub, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Forest Road (“Beachbody Merger Sub”), MFH Merger Sub, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Forest Road (“Myx Merger Sub”), The Beachbody Company Group, LLC, a Delaware limited liability company (“Beachbody”), and Myx Fitness Holdings, LLC, a Delaware limited liability company (“Myx”).

Subscription Agreements

On February 9, 2021, Forest Road and certain investors entered into subscription agreements (the “Subscription Agreements”) pursuant to which such investors have agreed to purchase in connection with the Closing an aggregate of 22.5 million shares of Class A common stock for a purchase price of $10.00 per share, for an aggregate purchase price of $225 million (together, the “PIPE Investment”). The obligations of each party to consummate the PIPE Investment are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 24, 2020, between the Company and Cantor Fitzgerald & Co. (2)
2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among the Company, Beachbody Merger Sub, Myx Merger Sub, Beachbody and Myx. (3)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated November 24, 2020 between Continental Stock Transfer & Trust Company and the Company. (1)
4.5	Description of Registered Securities.*
10.1	Letter Agreement dated November 24, 2020 among the Company, Forest Road Acquisition Sponsor LLC and each of the executive officers and directors of the Registrant. (2)
10.2	Investment Management Trust Agreement dated November 24, 2020 between Continental Stock Transfer & Trust Company and the Company. (2)
10.3	Registration Rights Agreement dated November 24, 2020 among the Company, Forest Road Acquisition Sponsor LLC and the Holders signatory thereto. (2)
10.4	Private Placement Warrants Purchase Agreement dated November 24, 2020 between the Company and Forest Road Acquisition Sponsor LLC. (2)
10.5	Form of Indemnity Agreement. (1)
10.6	Promissory Note issued to Forest Road Acquisition Sponsor LLC. (1)
10.7	Securities Subscription Agreement between the Company and Forest Road Acquisition Sponsor LLC. (1)
10.8	Administrative Support Agreement dated November 24, 2020 between the Company and The Forest Road Company, LLC. (2)
10.9	Form of Subscription Agreement. (3)
10.10	Sponsor Agreement, dated as of February 9, 2021, by and among the Company, Forest Road Acquisition Sponsor LLC and Beachbody. (3)
10.11	Member Support Agreement, dated as of February 9, 2021, by and among the Company, Beachbody, and certain equityholders of Beachbody set forth therein. (3)
10.12	Myx Support Agreement, dated as of February 9, 2021, by and among the Company, Myx, Beachbody, and certain equityholders of Myx set forth therein. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on October 8, 2020, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 1, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on February 16, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2021	Forest Road Acquisition Corp.

	By:	/s/ Keith L. Horn
	Name:	Keith L. Horn
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Keith L. Horn	Chief Executive Officer, Secretary and Director	March 25, 2021
Keith L. Horn	(Principal Executive Officer)

/s/ Zachary Tarica	Chairperson of the Board of Directors and	March 25, 2021
Zachary Tarica	Chief Investment Officer

/s/ Idan Shani	Chief Operating Officer	March 25, 2021
Idan Shani

/s/ Salil Mehta	Chief Financial Officer	March 25, 2021
Salil Mehta	(Principal Financial and Accounting Officer)

/s/ Thomas Staggs	Director, Chairperson of the Strategic Advisory Committee	March 25, 2021
Thomas Staggs

/s/ Peter Schlessel	Director	March 25, 2021
Peter Schlessel

/s/ Martin Luther King III	Director	March 25, 2021
Martin Luther King III

/s/ Teresa Miles Walsh	Director	March 25, 2021
Teresa Miles Walsh

/s/ Sheila A. Stamps	Director	March 25, 2021
Sheila A. Stamps