Form 10-K/A
period 2020-12-31
Forest Road Acquisition Corp.
filed 2021-05-03
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Forest Road Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “report”) amends the Annual Report on Form 10-K of Forest Road Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2021 (the “Original Report”).

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement (the “SEC Staff Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)”. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet.

Since the date of their issuance in connection with our initial public offering on November 30, 2020 (the “IPO”) and until the date of the restatements, our warrants were reflected as a component of equity instead of liabilities on our balance sheet and, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), our statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of November 24, 2020 (the “warrant agreement”), and our application of ASC 815-40 to the warrant agreement. After discussion, evaluation and consultation with management and, our audit committee concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Prior to filing this report, in consultation with our audit committee, we concluded that our audited financial statements for the year ended December 31, 2020 (the “Affected Periods”), should no longer be relied upon and should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. On May 2, 2021, our audit committee authorized management to restate its audited financial statements for the year ended December 31, 2020 (the “restatements”).

We are filing this report to include additional Risk Factors under Item 1A, a revised Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7, and to incorporate the restatements in the Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the warrants that is reflected in this report.

The change in accounting for the warrants reflected in the restatements did not have any impact on our liquidity, cash flows, revenues or costs of operating our business or other non-cash adjustments during the Affected Periods or during any other period for which financial information is included in this report. Our cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations during the Affected Periods also were not affected.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of the Original Report are hereby amended and restated in their entirety. This report should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report, including amendments thereto.

Items Amended in this Report

This report presents the Original Report, amended and restated with modifications necessary to reflect the restatements, but without any other amendments, modifications or updates. As such, this report speaks only as of the date the Original Report was filed, and should be read in conjunction with our other SEC filings, including our SEC filings subsequent to the date of the Original Report.

The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this report (Exhibits 31.1, 31.2, 32.1 and 32.2).

CERTAIN TERMS

Unless otherwise stated in this report or the context otherwise requires, references to:

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“DGCL” refers to the Delaware General Corporation Law as the same may be amended from time to time;

●	“directors” are to our current directors and director nominees;

●	“Forest Road” refers to The Forest Road Company, LLC, the managing member of our sponsor;

●	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“management” or our “management team” are to our executive officers and directors;

●	“our team” are to our executive officers, directors and strategic advisors;

●	“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and team to the extent our initial stockholders and/or members of our team purchase public shares, provided that each initial stockholder’s and member of our team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market).

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“sponsor” are to Forest Road Acquisition Sponsor LLC, a Delaware limited liability company; and

●	“warrants” are to public warrants and private placement warrants.

●	“we,” “us,” “company,” “Company” or “our company” are to Forest Road Acquisition Corp., a Delaware corporation.

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

Other than as specifically discussed, this report does not assume that the closing of the Merger will occur.

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

 Item 1A.  Risk Factors

As a smaller reporting company, we are not required to include risk factors in this report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations. Risks associated with the Merger, Beachbody and Myx are more fully discussed in the Proxy Statement.

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 10,000,000 public warrants and 5,333,333 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 2, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

In this report on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of, and for the period ended, December 31, 2020.

The restatement results from our prior accounting for our outstanding warrants issued in connection with our initial public offering and private placement on November 30, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement expressing the SEC Staff’s view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet instead of equity. Since issuance on November 30, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, our outstanding warrants were reflected as a component of equity instead of liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement.

In consultation with our audit committee, we concluded that our previously issued financial statements of Affected Periods should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the warrants as derivative liabilities instead of as equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the misclassification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this report on Form 10-K/A.

The restatement is more fully described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our initial public offering and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the IPO originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $980,895 based on a relative fair value basis. The fair value of the private warrants was greater than the cash received from the proceeds for the private placement warrants, resulting in a loss on sale of private placement warrants of $2,796,275. For the periods from September 24, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $3,608,275.

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

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the sponsor in an aggregate amount of $141,881 and the remaining net proceeds from the initial public offering and the sale of private placement warrants.

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

As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 15,333,333 warrants in connection with our initial public offering and private placement, which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with our initial public offering and private placement has been estimated using Monte Carlo simulations at each measurement date.

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

Reference is made to pages F-1 through F-22 comprising a portion of this report on Form 10-K/A.

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

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the SEC. The overall goal of these evaluation activities is to monitor our disclosure controls and procedures and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

Based on its initial evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective. Subsequently, on May 2, 2021, in connection with the restatements discussed in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, under the supervision and with the participation of the Certifying Officers, management reevaluated the Company’s disclosure controls and procedures as of December 31, 2020. During its reevaluation, management identified a material weakness in internal control over financial reporting that resulted in reclassifying the warrants as derivative liabilities in its previously issued financial statements. On May 2, 2021, the audit committee authorized management to restate its audited financial statements for the annual year ended December 31, 2020. Accordingly, management concluded that the control deficiency that resulted in classifying the warrants as equity instead of liability constituted a material weakness as of December 31, 2020. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

Remediation Plan

To remediate the material weakness surrounding the presentation of the Company’s warrants as equity instead of liability, the Company has reviewed these internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area. All necessary revisions are properly reflected in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company’s warrants as equity instead of liability.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Keith L. Horn	63	Chief Executive Officer, Secretary and Director
Zachary Tarica	34	Chairperson of the Board of Directors and Chief Investment Officer
Idan Shani	39	Chief Operating Officer
Salil Mehta	57	Chief Financial Officer
Thomas Staggs	60	Director, Chairperson of the Strategic Advisory Committee
Peter Schlessel	59	Director
Martin Luther King III	63	Director
Teresa Miles Walsh	57	Director
Sheila A. Stamps	63	Director

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report on Form 10-K/A for the year ended December 31, 2020.

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

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Shares of Common Stock
Forest Road Acquisition Sponsor LLC (our sponsor)(2)(3)	—	—	7,500,000	100%	20%
Zachary Tarica (3)	—	—	7,500,000	100%	20%
Keith L. Horn (4)	—	—	—	—	—
Idan Shani (4)	—	—	—	—	—
Salil Mehta (4)	—	—	—	—	—
Thomas Staggs (4)	—	—	—	—	—
Peter Schlessel (4)	—	—	—	—	—
Martin Luther King III (4)	—	—	—	—	—
Teresa Miles Walsh (4)	—	—	—	—	—
Sheila A. Stamps (4)	—	—	—	—	—

All directors and executive officers as a group (9 individuals)(2)	—	—	7,500,000	100%	20%

Other 5% Stockholders
Light Street Capital Management, LLC (5)	2,155,000	7.18%	—	—	5.75%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Forest Road Acquisition Corp., 1177 Avenue of the Americas, 5th Floor, New York, New York 10036.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)	Our sponsor is the record holder of such shares. The Forest Road Company, LLC is the managing member of the sponsor. As such, The Forest Road Company has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to share beneficial ownership of the common stock held directly by our sponsor. Zachary Tarica is the Chief Executive Officer of The Forest Road Company, LLC. By virtue of these relationships, Mr. Tarica may be deemed to have beneficial ownership of the securities held of record by Forest Road Acquisition Sponsor LLC.

(4)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	According to a Schedule 13G filed with the SEC on February 16, 2021, Light Street Capital Management, LLC, a Delaware limited liability company (“LSCM”), serves as investment adviser and general partner to (A) Light Street Mercury Master Fund, L.P. (“Mercury”), on whose account 2,000,000 Class A shares are held by LSCM, and (B) Light Street Tungsten Master Fund, L.P. (“Tungsten”), on whose account 155,000 Class A shares are held by LSCM. Glen Thomas Kacher (“Mr. Kacher”) is the Chief Investment Officer of LSCM. Mr. Kacher and LSCM each has sole power to vote and dispose of all 2,155,000 shares owned by Tungsten and Mercury; Mercury has sole power to vote and dispose of 2,000,000 shares owned for the account of Mercury. The business address for all three reporting persons (i.e., LSCM, Mr. Kacher and Mercury) is 525 University Avenue, Suite 300, Palo Alto, CA 94301.

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

To the Stockholders and the Board of Directors of

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

May 3, 2021

FOREST ROAD ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

Assets
Cash	$1,183,830
Prepaid assets	294,383
Total current assets	1,478,213
Marketable Securities held in Trust Account	300,000,000
Total Assets	$301,478,213

Liabilities and Stockholders’ Equity
Accounts payable	$409,896
Franchise tax payable	54,149
Total current liabilities	464,045
Warrant liabilities	31,735,421
Deferred underwriters’ discount payable	10,500,000
Total liabilities	42,699,466

Commitments
Class A common stock subject to possible redemption, 25,377,874 shares at redemption value	253,778,740

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 4,622,126 shares issued and outstanding (excluding 25,377,874 shares subject to possible redemption)	462
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	12,915,634
Accumulated deficit	(7,916,839)
Total stockholders’ equity	5,000,007

Total Liabilities and Stockholders’ Equity	$301,478,213

See accompanying notes to the financial statements.

FOREST ROAD ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) TO DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$531,404
Loss from operations	(531,404)

Other Income (Expense)
Interest income	10
Change in fair value of warrant liabilities	(3,608,275)
Offering cost associated with warrants recorded as liabilities	(980,895)
Loss on sale of private placement warrants	(2,796,275)
Total other income (expense)	(7,385,435)

Net loss	$(7,916,839)

Weighted average shares outstanding of Class A common stock	30,000,000
Basic and diluted net income per share, Class A common stock	$0.00
Weighted average shares outstanding of Class B common stock	6,856,915
Basic and diluted net loss per share, Class B common stock	$(1.15)

See accompanying notes to the financial statements.

FOREST ROAD ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) TO DECEMBER 31, 2020 (As Restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of September 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	7,503,750	750	24,250	—	25,000
Sale of Units in Initial Public Offering net of underwriter discount and offering cost less fair value of public warrants	30,000,000	3,000	—	—	266,667,586	—	266,670,586
Forfeiture of 3,750 shares by initial stockholders	—	—	(3,750)	—	—	—	—
Class A common stock subject to possible redemption	(25,377,874)	(2,538)	—	—	(253,776,202)	—	(253,778,740)
Net loss	—	—	—	—	—	(7,916,839)	(7,916,839)
Balance as of December 31, 2020	4,622,126	$462	7,500,000	$750	$12,915,634	$(7,916,839)	$5,000,007

See accompanying notes to the financial statements.

FOREST ROAD ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) TO DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(7,916,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	3,608,275
Loss on sale of private placement warrants	2,796,275
Changes in current assets and current liabilities:
Prepaid assets	(294,383)
Franchise tax payable	54,149
Accounts payable	409,896
Net cash used in operating activities	(1,342,627)

Cash Flows from Investing Activities:
Investment of cash into trust account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	294,980,895
Proceeds from private placement warrants	8,000,000
Proceeds from Promissory note	141,881
Repayment of Promissory note	(141,881)
Proceeds from issuance of founder shares	25,000
Payments of offering costs	(479,438)
Net cash provided by financing activities	302,526,457

Net Change in Cash	1,183,830
Cash - Beginning	-
Cash - Ending	$1,183,830

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$257,889,120
Change in value of Class A common stock subject to possible redemption	$(4,110,380)
Initial classification of warrant liabilities	$28,127,146
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,500,000

See accompanying notes to the financial statements.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Forest Road Acquisition Corp. (the “Company”) was incorporated in Delaware on September 24, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a specific industry or sector for purposes of consummating a Business Combination; however, the Company intends to concentrate its efforts on identifying businesses in the technology, media and telecommunications industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020, relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Forest Road Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 24, 2020 (the “Effective Date”). On November 30, 2020, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including the issuance of 3,900,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant entitling its holder to purchase one share of Class A common stock at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $300,000,000 (Note 4).

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of an aggregate of 5,333,333 warrants (“Private Placement Warrants”) to purchase Class A common stock, each at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,000,000 (Note 5).

Transaction costs amounted to $16,979,438, consisting of $6,000,000 of underwriting discount, $10,500,000 of deferred underwriters’ fee and $479,438 of other offering costs.

Trust Account

Following the closing of the IPO on November 30, 2020, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which was invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, or November 30, 2022 (the “Combination Period).

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

If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $141,881 and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $1,183,830 outside of the Trust Account as of December 31, 2020 will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors is under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Note 2 — Restatement of Previously Issued Financial Statements

The Company previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. An instrument would be considered indexed to an entity’s own stock if its settlement amount were equal to the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or an instrument that includes variables that would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company is reclassifying the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of November 30, 2020 (audited)
Warrant Liabilities	$—	$28,127,146	$28,127,146
Class A Common stock Subject to Possible Redemption	286,016,268	(28,127,148)	257,889,120
Class A Common stock	140	281	421
Additional Paid-in Capital	5,028,404	3,776,890	8,805,294
Accumulated Deficit	(29,293)	(3,777,169)	(3,806,462)
Stockholders’ Equity	5,000,001	2	5,000,003
Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$—	$31,735,421	$31,735,421
Class A Common Stock Subject to Possible Redemption	285,514,160	(31,735,420)	253,778,740
Class A Common stock	145	317	462
Additional Paid-in Capital	5,530,507	7,385,127	12,915,634
Accumulated Deficit	(531,394)	(7,385,445)	(7,916,839)
Stockholders’ Equity	5,000,008	(1)	5,000,007
Period from September 24, 2020 (inception) to December 31, 2020 (audited)
Formation and operating costs	$—	$(2,796,275)	$(2,796,275)
Change in fair value of warrant liabilities	—	(3,608,275)	(3,608,275)
Offering cost associated with warrants recorded as liabilities	—	(980,895)	(980,895)
Net loss	(531,394)	(7,385,445)	(7,916,839)
Basic and diluted net loss per share, Class B	(0.08)	(1.07)	(1.15)

Note 3 — Significant Accounting Policies

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

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risk on such accounts.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 25,377,874 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (loss) per Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the IPO and private placement to purchase 15,333,333 of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.”  The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share of common stock, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (totaling $0 for the period September 24, 2020 (Inception) through December 31, 2020) by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share of common stock, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The Company accounts for its 15,333,333 common stock warrants issued in connection with its IPO (10,000,000) and Private Placement (5,333,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using Monte Carlo simulations at each measurement date.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

For the period
From September 24, 2020 (Inception)
through
December 31,
2020
Redeemable Class A common stock
Numerator: Earnings allocable to Redeemable Class A common stock
Interest income	$-
Net earnings	$-
Denominator: Weighted average redeemable Class A common stock
Redeemable Class A common stock, basic and diluted	30,000,000
Earnings/basic and diluted redeemable Class A common stock	$0.00
Non-redeemable Class B common stock
Numerator: Net income minus redeemable net earnings
Net income (loss)	$(7,196,839)
Redeemable net earnings	-
Non-redeemable net loss	$(7,196,839)
Denominator: weighted average non-redeemable Class B common stock
Non-redeemable Class B common stock, basic and diluted	6,856,915
Loss/ Basic and diluted non-redeemable common stock	$(1.15)

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the public warrants has been charged to expense. The portion of offering costs allocated to the public shares has been charged to stockholders’ equity. On December 31, 2020, offering costs totaled $16,979,438 (consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $479,438 of other offering costs), of which $980,895 was charged to expense and $15,998,543 was charged to stockholders’ equity.

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

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 4 — Initial Public Offering

On November 30, 2020, the Company sold 30,000,000 Units at a price of $10.00 per Unit, including the issuance of 3,900,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants, at a price of $1.50 per unit, for an aggregate purchase price of $8,000,000. A portion of the proceeds from the Private Placement Warrants was added to the net proceeds from the IPO held in the Trust Account. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Note 6 — Related Party Transactions

Founder Shares

On September 29, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 7,187,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. On November 24, 2020, as part of an upsizing of the IPO, the Sponsor was issued an additional 316,250 Founder Shares by the Company, resulting in a increase in the total number of shares of Class B common stock outstanding from 7,187,500 to 7,503,750 (of which 978,750 were subject to surrender for no consideration depending on the extent to which the underwriters exercised their over-allotment option). On November 30, 2020, the underwriters partially exercised their over-allotment option and forfeited the remaining over-allotment option, hence, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited, resulting in an aggregate of 7,500,000 Founder Shares outstanding at December 31, 2020.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of June 30, 2021 and the closing of the IPO.  The Company had $141,881 in borrowings outstanding under the promissory note, which was repaid in full out of the offering proceeds not held in the Trust Account.

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

Note 7 — Commitments & Contingencies

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

Note 8 — Warrants

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

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 9 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2020, there were 4,622,126 shares issued and outstanding (excluding 25,377,874 shares subject to possible redemption)

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31, 2020, there were 7,500,000 shares of Class B common stock issued or outstanding.

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

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Start-up expenses	$100,224
Federal Net Operating loss	11,369
Total deferred tax asset	111,593
Valuation allowance	(111,593)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(111,593)
State
Current	—
Deferred	—
Change in valuation allowance	(111,593)
Income tax provision	$—

The Company’s net operating loss carryforward as of December 31, 2020 amounted to $54,139 which was available to offset future taxable income.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	-19.6%
Change in valuation allowance	-1.4%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 11 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

At December 31, 2020, assets held in the Trust Account were comprised of $300,000,000 in money market funds. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2020, there were 10,000,000 Public Warrants and 5,333,333 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Money Market Funds held in Trust Account	$300,000,000	$300,000,000	$-	$-
Liabilities:
Warrant Liability – Public Warrants	$19,522,653	$-	$-	$19,522,653
Warrant Liability – Private Warrants	$12,212,768	$-	$-	$12,212,768

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2020.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At November 30, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$10.18	$10.50
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	28.9%	31.3%
Risk-free rate	0.45%	0.44%
Dividend yield	0.0%	0.0%
Probability of completing a Business Combination	85.0%	90.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of September 24, 2020 (inception)	$—	$—	$—
Initial measurement on November 30, 2020	10,796,275	17,330,871	28,127,146
Change in fair value recognized in earnings	1,416,493	2,191,782	3,608,275

Fair value as of December 31, 2020	$12,212,768	$19,522,653	$31,735,421

Level 3 financial liabilities consist of the Public Warrant and Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

FOREST ROAD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 24, 2020, between the Company and Cantor Fitzgerald & Co. (2)
2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among the Company, Beachbody Merger Sub, Myx Merger Sub, Beachbody and Myx. (3)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated November 24, 2020 between Continental Stock Transfer & Trust Company and the Company. (1)
4.5	Description of Registered Securities.***
10.1	Letter Agreement dated November 24, 2020 among the Company, Forest Road Acquisition Sponsor LLC and each of the executive officers and directors of the Registrant. (2)
10.2	Investment Management Trust Agreement dated November 24, 2020 between Continental Stock Transfer & Trust Company and the Company. (2)
10.3	Registration Rights Agreement dated November 24, 2020 among the Company, Forest Road Acquisition Sponsor LLC and the Holders signatory thereto. (2)
10.4	Private Placement Warrants Purchase Agreement dated November 24, 2020 between the Company and Forest Road Acquisition Sponsor LLC. (2)
10.5	Form of Indemnity Agreement. (1)
10.6	Promissory Note issued to Forest Road Acquisition Sponsor LLC. (1)
10.7	Securities Subscription Agreement between the Company and Forest Road Acquisition Sponsor LLC. (1)
10.8	Administrative Support Agreement dated November 24, 2020 between the Company and The Forest Road Company, LLC. (2)
10.9	Form of Subscription Agreement. (3)
10.10	Sponsor Agreement, dated as of February 9, 2021, by and among the Company, Forest Road Acquisition Sponsor LLC and Beachbody. (3)
10.11	Member Support Agreement, dated as of February 9, 2021, by and among the Company, Beachbody, and certain equityholders of Beachbody set forth therein. (3)
10.12	Myx Support Agreement, dated as of February 9, 2021, by and among the Company, Myx, Beachbody, and certain equityholders of Myx set forth therein. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on October 8, 2020, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 1, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on February 16, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2021	Forest Road Acquisition Corp.

	By:	/s/ Keith L. Horn
	Name:	Keith L. Horn
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Keith L. Horn	Chief Executive Officer, Secretary and Director	May 3, 2021
Keith L. Horn	(Principal Executive Officer)

/s/ Zachary Tarica	Chairperson of the Board of Directors and	May 3, 2021
Zachary Tarica	Chief Investment Officer

/s/ Idan Shani	Chief Operating Officer	May 3, 2021
Idan Shani

/s/ Salil Mehta	Chief Financial Officer	May 3, 2021
Salil Mehta	(Principal Financial and Accounting Officer)

/s/ Thomas Staggs	Director, Chairperson of the Strategic Advisory Committee	May 3, 2021
Thomas Staggs

/s/ Peter Schlessel	Director	May 3, 2021
Peter Schlessel

/s/ Martin Luther King III	Director	May 3, 2021
Martin Luther King III

/s/ Teresa Miles Walsh	Director	May 3, 2021
Teresa Miles Walsh

/s/ Sheila A. Stamps	Director	May 3, 2021
Sheila A. Stamps