Form 10-Q
period 2021-03-31
Forest Road Acquisition Corp.
filed 2021-05-17
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39735

FOREST ROAD ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3222090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Avenue of the Americas, 5th Floor New York, New York 10036
(Address of Principal Executive Offices, including zip code)

(917) 310-3722
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	FRX.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	FRX	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	FRXWS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 17, 2021, there were 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

FOREST ROAD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Item 1. Financial Statements

FOREST ROAD ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$730,435	$1,183,830
Prepaid expenses	254,931	294,383
Total current assets	985,366	1,478,213
Marketable Securities Held in Trust account	300,004,432	300,000,000
Total assets	$300,989,798	$301,478,213

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,675,348	$409,896
Due to related party	20,600	—
Franchise tax payable	—	54,149
Total current liabilities	2,695,948	464,045
Warrant Liabilities	45,605,664	31,735,421
Deferred underwriters’ discount payable	10,500,000	10,500,000
Total liabilities	58,801,612	42,699,466

Commitments
Class A common stock subject to possible redemption, 23,718,818 and 25,377,874 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	237,188,180	253,778,740

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 6,281,182 shares and 4,622,126 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (excluding 23,718,818 and 25,377,874 shares subject to possible redemption, respectively)	628	462
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	750	750
Additional paid-in capital	29,506,028	12,915,634
Accumulated deficit	(24,507,400)	(7,916,839)
Total stockholders’ equity	5,000,006	5,000,007
Total liabilities and stockholders’ equity	$300,989,798	$301,478,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Operating costs	$2,724,770
Loss from operations	(2,724,770)

Other Income (Expense)
Interest income	20
Change in fair value of warrant liabilities	(13,870,243)
Interest income on marketable securities held in Trust account	4,432
Total other income (expense)	(13,865,791)

Net loss	$(16,590,561)

Weighted average shares outstanding - Class A common stock	30,000,000
Basic and diluted net income per share of common stock – Class A common stock	$0.00
Weighted average shares outstanding - Class B common stock	7,500,000
Basic and diluted net income per share of common stock – Class B common stock	$(2.21)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	4,622,126	$462	7,500,000	$750	$12,915,634	$(7,916,839)	$5,000,007
Change in Class A common stock subject to possible redemption	1,659,056	166	—	—	16,590,394	—	16,590,560
Net loss	—	—	—	—	—	(16,590,561)	(16,590,561)
Balance as of March 31, 2021	6,281,182	$628	7,500,000	$750	$29,506,028	$(24,507,400)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(16,509,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	13,870,243
Interest income on trust account	(4,432)
Changes in current assets and current liabilities:
Prepaid assets	39,452
Accounts payable and accrued expenses	2,265,452
Due to related party	20,600
Franchise tax payable	(54,149)
Net cash used in operating activities	(453,395)

Net Change in Cash	(453,395)
Cash - Beginning	1,183,830
Cash - Ending	$730,435

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(16,590,560)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Forest Road Acquisition Corp. (the “Company” or “Forest Road”) was incorporated in Delaware on September 24, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a specific industry or sector for purposes of consummating a Business Combination; however, the Company intends to concentrate its efforts on identifying businesses in the technology, media and telecommunications industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On February 9, 2021, Forest Road entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BB Merger Sub, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Forest Road, MFH Merger Sub, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Forest Road, The Beachbody Company Group, LLC, a Delaware limited liability company, and Myx Fitness Holdings, LLC, a Delaware limited liability company.

On February 9, 2021, Forest Road and certain investors entered into subscription agreements (the “Subscription Agreements”) pursuant to which such investors have agreed to purchase in connection with the Closing an aggregate of 22.5 million shares of Class A common stock for a purchase price of $10.00 per share, for an aggregate purchase price of $225 million (the “PIPE Investment”). The obligations of each party to consummate the PIPE Investment are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

As of March 31, 2021 and December 31, 2020, the Company had not yet commenced any operations. All activity through March 31, 2021, relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Trust Account

Following the closing of the IPO on November 30, 2020, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which was invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO, or November 30, 2022 (the “Combination Period”).

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $730,435 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $141,881 and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $730,435 outside of the Trust Account as of March 31, 2021 will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the unaudited condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, as of December 31, 2020 and for the period from September 24, 2020 (inception) through December 31, 2020 as filed with the SEC on May 3, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were money market funds. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risk on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standard Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 23,718,818 and 25,377,874 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.”  The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share of common stock, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (totaling $4,432 for the three months ended March 31, 2021) by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share of common stock, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Founder Shares

On September 29, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 7,187,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. On November 24, 2020, as part of an upsizing of the IPO, the Sponsor was issued an additional 316,250 Founder Shares by the Company, resulting in a increase in the total number of shares of Class B common stock outstanding from 7,187,500 to 7,503,750 (of which 978,750 were subject to surrender for no consideration depending on the extent to which the underwriters exercised their over-allotment option). On November 30, 2020, the underwriters partially exercised their over-allotment option and forfeited the remaining over-allotment option, hence, 975,000 Founder Shares were no longer subject to forfeiture and 3,750 Founder Shares were forfeited, resulting in an aggregate of 7,500,000 Founder Shares outstanding at March 31, 2021 and December 31, 2020.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of June 30, 2021 and the closing of the IPO.  The promissory note was paid in full out of the IPO proceeds on November 30, 2020, As of March 31, 2021 and December 31, 2020, there was no balance outstanding under the promissory note.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2020, the Company has paid $30,000 of administrative fees.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Warrants

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 6,281,182 and 4,622,126 shares issued and outstanding, respectively (excluding 23,718,818 and 25,377,874 shares, respectively on such dates, subject to possible redemption).

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued or outstanding.

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

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

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

At March 31, 2021, there were 10,000,000 Public Warrants and 5,333,333 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Warrant Liability – Public Warrants	$26,900,000	$26,900,000	$-	$-
Warrant Liability – Private Warrants	$18,705,664	$-	$-	$18,705,664
	$45,605,664	$26,900,000	$-	$18,705,664

FOREST ROAD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of March 31, 2021, the public warrants were valued using the actual closing trading price on March 31, 2021.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021, other than the transfer of the Public Warrants from Level 3 to Level 1.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of March 31, 2020	As of December 31, 2020
Stock price	$10.12	$10.50
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	43.3%	31.3%
Risk-free rate	0.92%	0.44%
Dividend yield	0.0%	0.0%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended March 31, 2021, we had a net loss of $16,590,561. We incurred $2,724,770 of operating costs, consisting of public company operating expenses and costs related to preparing for the initial business combination. We had interest income of $20 of interest on the bank account and investment income of $4,432 from marketable securities held in trust account. For the three months ended March 31, 2021, the change in fair value of warrants resulted in an increase in the liability of approximately $13,870,243.

Liquidity and Capital Resources

As of March 31, 2021, we had cash outside the trust account of $730,435 available for working capital needs. All remaining cash held in the trust account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the sponsor in an aggregate amount of $141,881 and the remaining net proceeds from the initial public offering and the sale of private placement warrants.

The Company anticipates that the $730,735 of cash held outside of the trust account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

We issued an aggregate of 15,333,333 warrants in connection with our initial public offering and private placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with our initial public offering and private placement has been estimated using Monte Carlo simulations at each measurement date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Form 10-K/A filed May 3, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021.

To remediate the material weakness pertaining to the presentation of the Company’s warrants as equity instead of liability, as disclosed in the Company’s Annual Report on Form 10-K, as amended on May 5, 2021, for the period ended December 31, 2021, the Company has reviewed its internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Amendment No. 1 to the annual report on Form 10-K/A filed with the SEC on May 3, 2021 and in our Form S-4, initially filed on February 16, 2021, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

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

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 5,333,333 private placement warrants to Forest Road Acquisition Sponsor LLC, our sponsor, at a purchase price of $1.50 per private placement warrant, generating gross proceeds to us of $8,000,000. This issuance of private placement warrants was be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among the Company, Beachbody Merger Sub, Myx Merger Sub, Beachbody and Myx. (1)
10.1	Form of Subscription Agreement. (1)
10.2	Sponsor Agreement, dated as of February 9, 2021, by and among the Company, Forest Road Acquisition Sponsor LLC and Beachbody. (1)
10.3	Member Support Agreement, dated as of February 9, 2021, by and among the Company, Beachbody, and certain equityholders of Beachbody set forth therein. (1)
10.4	Myx Support Agreement, dated as of February 9, 2021, by and among the Company, Myx, Beachbody, and certain equityholders of Myx set forth therein. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on February 16, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST ROAD ACQUISITION CORP.

Date: May 17, 2021	By:	/s/ Keith L. Horn
	Name:	Keith L. Horn
	Title:	Chief Executive Officer and Secretary
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Salil Mehta
	Name:	Salil Mehta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)