Form 10-Q
period 2021-06-30
Beachbody Company, Inc.
filed 2021-08-12
CIK 1826889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number:
001-39735

The Beachbody Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3222090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3301 Exposition Blvd, Santa Monica, California	90404
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:

(
310
) 883-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BODY	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50	BODY WS	The New York Stock Exchang e
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

Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No
☒
The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 166,925,632, and the number of shares of the registrant’s Class X Common Stock, par value $0.0001 per share outstanding was 141,250,310, as of August 10, 2021
.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Beachbody Company, Inc.
Unaudited Condensed Consolidated Balance Sheets

(in thousands)
	As of June 30, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$347,229	$56,827
Accounts receivable, net	3,165	855
Inventory, net	74,238	65,354
Prepaid expenses	10,438	8,650
Other current assets	46,286	37,364

Total current assets	481,356	169,050
Property and equipment, net	94,439	80,169
Content assets, net	30,955	19,437
Intangible assets, net	95,917	21,120
Goodwill	176,903	18,981
Right-of-use assets, net	29,366	33,272
Other assets	7,026	14,224

Total assets	$915,962	$356,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,648	$28,981
Accrued expenses	87,440	79,955
Deferred revenue	116,590	97,504
Current portion of lease liabilities	9,976	10,371
Other current liabilities	2,352	3,106

Total current liabilities	267,006	219,917
Long-term lease liabilities, net	26,466	31,252
Deferred tax liabilities	7,977	3,729
Warrant liabilities	50,173	—
Other liabilities	5,887	2,097

Total liabilities	357,509	256,995

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C); 166,925,632 and 101,762,614 Class A shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; 141,250,310 Class X shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively and no Class C shares issued and outstanding at June 30, 2021 and December 31, 2020.	31	24
Additional paid-in capital	597,598	96,097
Accumulated other comprehensive loss	(17)	(202)
Retained earnings (accumulated deficit)	(39,159)	3,339

Total stockholders’ equity	558,453	99,258

Total liabilities and stockholders’ equity	$915,962	$356,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.
Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Digital	$94,325	$78,357	$189,475	$140,882
Nutrition and other	128,783	140,127	259,852	246,938

Total revenue	223,108	218,484	449,327	387,820

Cost of revenue:
Digital	11,612	9,292	22,734	17,664
Nutrition and other	57,158	50,097	114,153	90,572

Total cost of revenue	68,770	59,389	136,887	108,236

Gross profit	154,338	159,095	312,440	279,584
Operating expenses:
Selling and marketing	140,194	134,666	284,890	228,892
Enterprise technology and development	26,949	22,373	54,038	43,706
General and administrative	17,231	14,522	35,177	29,706

Total operating expenses	184,374	171,561	374,105	302,304

Operating loss	(30,036)	(12,466)	(61,665)	(22,720)
Other income (expense)
Change in fair value of warrant liabilities	5,390	—	5,390	—
Interest expense	(305)	(248)	(428)	(343)
Other income, net	1,654	34	2,953	442

Loss before income taxes	(23,297)	(12,680)	(53,750)	(22,621)
Income tax benefit	10,857	2,677	11,252	4,290

Net loss	$(12,440)	$(10,003)	$(42,498)	$(18,331)

Net loss per common share, basic	$(0.05)	$(0.04)	$(0.17)	$(0.08)

Net loss per common share, diluted	$(0.05)	$(0.04)	$(0.17)	$(0.08)

Weighted-average common shares outstanding, basic	247,062	238,143	245,049	238,143

Weighted-average common shares outstanding, diluted	247,062	238,143	245,049	238,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(12,440)	$(10,003)	$(42,498)	$(18,331)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	(99)	(217)	(208)	193
Reclassification of losses on derivative financial instruments included in net loss	172	(73)	339	(47)
Foreign currency translation adjustment	12	49	54	(327)

Total other comprehensive income (loss)	85	(241)	185	(181)

Total comprehensive loss	$(12,355)	$(10,244)	$(42,313)	$(18,512)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)
	Redeemable
	Convertible					Accumulated	Retained
	Series A				Additional	Other	Earnings	Total
	Preferred	Common	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Units	Units	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balances at December 31, 2019, as previously reported	$98,245	$(35,626)	$—	$—	$—	$12	$24,771	$(10,843)
Retroactive application of recapitalization	(98,245)	35,626	238,142,972	24	62,595	—	—	98,245

Balance at December 31, 2019, after effect of reverse acquisition	—	—	238,142,972	24	62,595	12	24,771	87,402
Net loss	—	—	—	—	—	—	(8,328)	(8,328)
Other comprehensive income	—	—	—	—	—	60	—	60
Equity-based compensation	—	—	—	—	895	—	—	895

Balances at March 31, 2020	$—	$—	238,142,972	$24	$63,490	$72	$16,443	$80,029

Net loss	—	—	—	—	—	—	(10,003)	(10,003)
Other comprehensive loss	—	—	—	—	—	(241)	—	(241)
Equity-based compensation	—	—	—	—	1,013	—	—	1,013

Balances at June 30, 2020	$—	$—	238,142,972	$24	$64,503	$(169)	$6,440	$70,798

	Redeemable
	Convertible					Accumulated	Retained
	Series A				Additional	Other	Earnings	Total
	Preferred	Common	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Units	Units	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balances at December 31, 2020, as previously reported	$98,110	$(1,989)	—	$—	$—	$(202)	$3,339	$1,148
Retroactive application of recapitalization	(98,110)	1,989	243,012,924	24	96,097	—	—	98,110

Balance at December 31, 2020, after effect of reverse acquisition	—	—	243,012,924	24	96,097	(202)	3,339	99,258
Net loss	—	—	—	—	—	—	(30,058)	(30,058)
Other comprehensive income	—	—	—	—	—	100	—	100
Equity-based compensation	—	—	—	—	2,573	—	—	2,573

Balances at March 31, 2021	$—	$—	243,012,924	$24	$98,670	$(102)	$(26,719)	$71,873

Net loss	—	—	—	—	—	—	(12,440)	(12,440)
Other comprehensive income	—	—	—	—	—	85	—	85
Equity-based compensation	—	—	—	—	2,522	—	—	2,522
Business Combination, net of redemptions and equity issuance costs of $47.0 million	—	—	51,616,515	5	333,850	—	—	333,855
Myx acquisition	—	—	13,546,503	2	162,556	—	—	162,558

Balances at June 30, 2021	$—	$—	308,175,942	$31	$597,598	$(17)	$(39,159)	$558,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(42,498)	$(18,331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	25,941	20,678
Amortization of content assets	6,119	3,196
Provision for excess and obsolete inventory	2,791	(76)
Allowance for doubtful accounts	—	32
Change in fair value of derivative financial instruments	169	199
Gain on investment in convertible instrument	(3,114)	—
Change in fair value of warrant liabilities	(5,390)	—
Equity-based compensation	5,095	1,908
Deferred income taxes	(11,349)	(3,973)
Changes in operating assets and liabilities:
Accounts receivable	(2,007)	(2,184)
Inventory	(194)	(2,477)
Content assets	(14,237)	(6,399)
Prepaid expenses	(1,789)	6,502
Other assets	(5,604)	(5,487)
Accounts payable	6,656	(1,013)
Accrued expenses	(461)	17,831
Deferred revenue	16,547	40,502
Other liabilities	(2,162)	(6,862)

Net cash provided by (used in) operating activities	(25,487)	44,046

Cash flows from investing activities:
Purchase of property and equipment	(27,200)	(18,756)
Investment in convertible instrument	(5,000)	—
Equity investment	(5,000)	—
Cash paid for acquisition of Myx, net of cash acquired	(37,280)	—

Net cash used in investing activities	(74,480)	(18,756)

Cash flows from financing activities:
Borrowings under Credit Facility	42,000	32,000
Repayments under Credit Facility	(42,000)	(32,000)
Business Combination, net of issuance costs paid	389,775	—

Net cash provided by financing activities	389,775	—

Effect of exchange rates on cash	594	(638)
Net increase in cash and cash equivalents	290,402	24,652
Cash and cash equivalents, beginning of period	56,827	41,564

Cash and cash equivalents, end of period	$347,229	$66,216

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$283	$84
Cash paid during the year for income taxes, net	$198	$11 4
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$15,322	$3,103
Class A Common Stock issued in connection with the acquisition of Myx	$162,558	$—
Fair value of Myx instrument and promissory note held by Old Beachbody	$22,618	$—
Supplemental disclosure of noncash financing activities:
Business Combination transaction costs, accrued but not paid	$650	$—
Net assets assumed from Forest Road in the Business Combination	$293	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization, Business and Summary of Accounting Policies
Organization
On June 2

, 2021 (the “Closing Date”), Forest Road Acquisition Corp. (“Forest Road”), a special purpose acquisition company, consummated the Business Combination Agreement (the “Business Combination Agreement”) dated as of February 9, 2021, by and among Forest Road, the Beachbody Company Group, LLC (“Old Beachbody”), BB Merger Sub, LLC, (“BB Merger Sub”), MFH Merger Sub, LLC (“Myx Merger Sub”), and Myx Fitness Holdings, LLC (“Myx”).
Pursuant to the terms of the Business Combination Agreement, BB Merger Sub merged with and into Old Beachbody, with Old Beachbody surviving as a wholly-owned subsidiary of Forest Road (the “Surviving Beachbody Entity”); (2) Myx Merger Sub merged with and into Myx, with Myx surviving as a wholly-owned subsidiary of Forest Road; and (3) the Surviving Beachbody Entity merged with and into Forest Road, with Forest Road surviving such merger (the “Surviving Company”, and such mergers the “Business Combination”). On the Closing Date, the Surviving Company changed its name to The Beachbody Company, Inc. (the “Company”, “Beachbody”, “we” or “us”).
Business
Beachbody is a leading subscription health and wellness company. Beachbody is focused on digital platform development, fitness content and brand creation, proprietary nutritional product formulation and connected fitness across three brands: Beachbody, Openfit and Myx. The Beachbody On Demand streaming service with workouts from Beachbody’s programs such as P90X, Insanity, and 21 Day Fix, and Openfit, that includes live trainer-led workouts
and personalized nutrition, are each available as an app on iOS and Android mobile devices; a streaming channel on OTT devices such as Apple TV, Roku, Amazon Fire, and Chromecast; and online. Myx’s interactive fitness platform provides commercial grade stationary bikes and accessories and on-demand
subscription-based
instructor-led
fitness classes that enable customers to have an
all-in-one
home fitness studio. Beachbody’s revenue is primarily generated through a network of independent distributors (“Coaches” or “micro-influencers”), internet marketing channels, and direct response advertising. Beachbody markets and sells its products primarily in the United States, United Kingdom, and Canada, and approximately 35% of Beachbody’s revenues for the three and six months ended June 30, 2021 are attributable to Shakeology, Beachbody’s premium nutritional shake.
Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
The merger between BB Merger Sub and Old Beachbody was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, Forest Road is treated as the acquired company and Old Beachbody is treated as the acquirer for financial reporting purposes.
Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old Beachbody issuing stock for the net assets of Forest Road, accompanied by a recapitalization. The net assets of Forest Road are stated at historical cost, with no goodwill or other intangible assets recorded, see Note 2.
Old Beachbody was determined to be the accounting acquirer based on the following predominant factors:

•	Old Beachbody’s shareholders have the largest portion of the voting rights in the Company;

•	the board and management are primarily composed of individuals associated with Old Beachbody; and

•	Old Beachbody was the larger entity based on historical operating activity and Old Beachbody had the larger employee base at the time of the Business Combination.
The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old Beachbody. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Old Beachbody was determined to be the accounting acquirer in the acquisition of Myx. As such, the acquisition is considered a business combination under ASC 805,
Business Combinations
, and was accounted for using the acquisition method of accounting. Beachbody recorded the fair value of assets acquired and liabilities assumed from Myx, see Note 9. The presented financial information for the three months and six months ended June 30, 2021 includes the financial information and activities for Myx for the period from June 26, 2021 to June 30, 2021.
The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, the valuation of acquired intangible assets, revenue arrangements with multiple performance obligations, equity-based compensation, amortization of content assets, impairment of goodwill, and the useful lives and recoverability of long-lived assets. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying amounts of assets and liabilities. Actual results could differ from those estimates.
Unaudited Interim Condensed Financial Statements
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2021, its results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements related to the three- and six-month
periods are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other period.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s annual financial statements as of and for the fiscal year ended December 31, 2020.
Fair Value Option
The guidance in ASC 825,
Financial Instruments
, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument
basis, must be applied to an entire instrument, and is irrevocable once elected. The Company elected to measure the investment in the convertible instrument from Myx using the fair value option at each reporting date. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in the unaudited condensed consolidated balance sheets or the footnotes from those instruments using another measurement method.
Fair Value
The Company applies fair value accounting for assets and liabilities measured on a recurring and nonrecurring basis. For assets and liabilities that are measured using quoted prices in active markets for identical assets or liabilities, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality, and the overall capital market liquidity (Level 3). These valuations require significant judgment.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Accounts Receivable, Net
The Company provides credit in the normal course of business to its customers. Accounts receivable consist primarily of credit card receivables arising from the sale of products to customers on an installment basis, which generally have payment terms ranging from one to three months. Receivables are individually insignificant and are due from a large number of geographically dispersed customers. Accounts receivable is reported net of allowances for doubtful accounts which were approximately zero as of June 30, 2021 and December 31, 2020. The allowance for doubtful accounts is evaluated and adjusted to reflect the Company’s expected credit losses based on collection history and an analysis of the accounts receivable aging. The change in the allowance for doubtful accounts during the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$16	$55	$16	$69
Charges	—	—	—	32
Write-offs	—	(14)	—	(60)

Balance, end of period	$16	$41	$16	$41

Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. The cost of an acquired company is assigned to the tangible and identifiable assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. Any excess of the purchase price over the fair value of tangible and intangible assets acquired is assigned to goodwill.
The transaction costs associated with business combinations are expensed as they are incurred.
Common Stock Warrant Liability
The Company assumed 10,000,000 warrants originally issued in Forest Road’s initial public offering (the “Public Warrants”) and 5,333,333 warrants issued in a private placement that closed concurrently with Forest Road’s initial public offering, (the “Private Placement Warrants”) upon the Business Combination. The Public and Private Placement Warrants entitle the holder to purchase one
share of Class A Common Stock at an exercise price of $
11.50 per share. All of the Public and Private Placement Warrants remained outstanding as of June 30, 2021. The Public Warrants are publicly traded and become exercisable on November 30, 2021 provided that the Company has an effective registration statement and are
exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants were
 not transferable, assignable or salable until July 25, 2021, subject to certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and will be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.
The Company evaluated the Public and Private Placement Warrants under ASC 815,
 Derivatives and Hedging—Contracts in Entity’s Own Equity
, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public and Private Placement Warrants do not meet the conditions to be classified in equity. Since the Public and Private Placement Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities in the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of warrant liabilities within the unaudited condensed consolidated statements of operations at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value. The Private Placement Warrants were valued using a Black-Scholes option-pricing model as described in Note 4 to the unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Investment in Convertible Instrument
In December 2020, the Company purchased a $10.0 million convertible instrument from Myx. The convertible instrument was scheduled to mature
18 months
from issuance and bore interest of 11% per annum. The principal and accrued interest on the convertible instrument was to automatically convert into preferred shares upon the closing by Myx of a convertible preferred equity financing with gross proceeds of at least $35.0 million (a “Qualified Financing”) at a conversion price equal to 85% of the lowest price per unit paid in cash by investors in such Qualified Financing. Upon a change in control involving the Company and a special purpose acquisition company, immediately prior to the change in control transaction, the principal and accrued interest was to be automatically converted into preferred equity units of Myx at a conversion price equal to 85% of the price per unit contemplated in the change of control transaction. Such preferred equity units were to automatically convert into common shares of the surviving entity.
In March 2021, the Company increased the principal of the convertible instrument from Myx from $10.0 million to $15.0 million.
In connection with the Business Combination, the principal and interest were effectively settled at a fair value of $18.4 million. As of December 31, 2020, the convertible instrument wa
s
 included within other assets in the consolidated balance sheets.
Prior to the Business Combination, the Company elected to measure the investment in convertible instrument from Myx using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative was not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value was reflected in other income, net in the condensed consolidated statements of operations.
Revenue Recognition
The Company’s primary sources of revenue are from sales of digital subscriptions, nutritional products and connected fitness equipment. The Company records revenue when it fulfills its performance obligation to transfer control of the goods or services to its customer. Control of shipped items is generally transferred when the product is delivered to the customer.
The amount of revenue recognized is the consideration that the Company expects it will be entitled to receive in exchange for transferring goods or services to its customers. Control of services, which are primarily digital subscriptions, transfers over time, and as such, revenue is recognized ratably over the subscription period (up to 12 months), using a mid-month convention.
The Company sells a variety of bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. The Company considers these sales to be revenue arrangements with multiple performance obligations and allocates the transaction price to each performance obligation based on its relative stand-alone selling price. The Company defers revenue when it receives payments in advance of delivery of products or the performance of services.
Revenue is recorded net of expected returns, discounts, and credit card chargebacks, which are estimated using the Company’s historical experience. Revenue is presented net of sales taxes and value added taxes (VAT and GST/HST) which are collected from customers and remitted to applicable government agencies.
The Company is the principal in all its relationships where third parties sell or distribute the Company’s goods or services. Payments made to the third parties are recorded in selling and marketing expenses within the unaudited condensed consolidated statements of operations.
Recently Adopted Accounting Pronouncements or Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued
ASU 2019-12,
 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
, which removes specific exceptions to the general principles in Topic 740 in addition to simplifying other areas of Topic 740. The guidance in this update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and is effective for all other entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted
ASU 2019-12 in
the first quarter of 2021 and the adoption had no material impact to the Company’s unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Business Combination
As discussed in Note 1, on June 25, 2021, the Company consummated the Business Combination Agreement dated February 9, 2021, with Old Beachbody surviving the merger as a wholly-owned subsidiary of the Company.
At the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions of the Business Combination Agreement, each equity unit of Old Beachbody, other than those held by Carl Daikeler and certain of his affiliated and related entities, was canceled and converted into the right to receive 3.359674941 shares (the “Exchange Ratio”) of the Company’s Class A Common Stock,

$
0.0001
 par
value per share (the “Class A Common Stock”), and each equity unit of Old Beachbody held by Carl Daikeler and certain of his affiliated and related entities was canceled and converted into the right to receive the number of shares of the Company’s Class X Common Stock, par value

$
0.0001
 per share, (the “Class X Common Stock,” and, together with the Class A Common Stock, the “Common Stock”) equal to the Exchange Ratio.
Pursuant to the Business Combination Agreement, 3,750,000 shares held by Forest Road Acquisition Sponsor LLC (the “Sponsor”) will be unvested and are subject to forfeiture if certain earnout conditions are not satisfied (“Forest Road
Earn-out
Shares”). Subject to certain other terms and conditions, the Forest Road
Earn-out
Shares will vest, in equal tranches of 10% each, commencing on December 22, 2021, upon the occurrence of the Company’s last sale price on the New York Stock Exchange (“NYSE”) exceeding each of the following price-per-share
thresholds for any 20 trading days within any consecutive
30-day
trading period,: $12.00, $13.00, $14.00, $15.00 and $16.00. Any Sponsor Shares that do not vest within 10 years after Closing will be forfeited. The Forest Road
Earn-out
Shares are accounted for as equity-classified equity instruments, were included as merger consideration as part of the Reverse Recapitalization, and recorded in additional paid-in
capital. As of June 30, 2021, all Forest Road
Earn-out
Shares are unvested.
Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 2,000,000,000 shares, $0.0001 par value per share, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock and 100,000,000 shares are designated as Preferred Stock. The holder of each share of Class A
C
ommon
S
tock is entitled to one vote, the holder of each share of Class X Common Stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C Common Stock is not entitled to any voting powers.
In
connection with the Business Combination, a number of subscribers purchased an aggregate of

22,500,000 shares of Class A Common Stock (the
“PIPE”) from the Company,
for a purchase price of $10.00 per share and an aggregate purchase price of $225.0 million (the “PIPE Shares”), pursuant to separate subscription agreements entered into effective as of February 9, 2021.
At the Effective Time, and subject to the terms and conditions of the Business Combination Agreement, each Myx equity unit was canceled and converted into the right to receive approximately 13.5 million shares of Class A Common Stock; provided, however, that certain holders of Myx units received an amount in cash equal to the value of such shares not to exceed $37.7 million.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statement of cash flows and the unaudited condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2021 (amounts in thousands):

Recapitalization
Cash- Forest Road trust and cash, net of redemptions	$216,444
Cash- PIPE Financing	225,000
Less: Non-cash net assets assumed from Forest Road	293
Less: Fair value of Public and Private Warrants	(60,900)
Less: Transaction costs and advisory fees for Beachbody allocated to equity	(19,923)
Less: Transaction costs and advisory fees for Forest Road	(27,059)

Net Business Combination	333,855
Less: Non-cash net assets assumed from Forest Road	(293)
Less: Transaction costs and advisory fees for Beachbody allocated to warrants	(5,337)
Add: Non-cash fair value of Forest Road warrants	60,900
Add: Accrued transaction costs and advisor fees	650

Net cash contributions from Business Combination	$389,775

The Company recorded transaction costs and advisory fees allocated to warrants as a component of change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.
The number of shares of common stock issued immediately following the consummation of the Business Combination:

Common stock of Forest Road, net of redemptions	21,616,515
Forest Road shares held by the Sponsor (1)	7,500,000
Shares issued in PIPE Financing	22,500,000

Business Combination and PIPE Financing shares - Class A C ommon S tock	51,616,515
Myx equity units - Class A Common Stock	13,546,503
Old Beachbody equity units - Class A C ommon S tock (2)	101,762,614
Old Beachbody equity units - Class X C ommon S tock (3)	141,250,310

Total shares of common stock immediately after Business Combination	308,175,942

(1)	Includes 3,750,000 Forest Road Earn-out Shares.
(2)
The number of Old Beachbody equity units - Class A Common Stock was determined from
20,220,589 common units and 10,068,841
preferred units of Old Beachbody outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio.

(3)
The number of Old Beachbody equity units - Class X Common Stock was determined from
 42,042,850
common units of Old Beachbody outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio.

3.	Revenue
The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$198,529	$200,008	$401,245	$355,032
Rest of world 1	24,579	18,476	48,082	32,788

Total revenue	$223,108	$218,484	$449,327	$387,820

(1)	Consists of Canada, United Kingdom and France.
Deferred Revenue
Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. During the three and six months ended June 30, 2021 the Company recognized $
23.6
 million and $
79.2
 million, respectively of revenue that was included in the deferred revenue balance as of December 31, 2020. During the three and six months ended June 30, 2020, the Company recognized $
17.8
 million and $
56.2
 million, respectively of revenue that was included in the deferred revenue balance as of December 31, 2019.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4.	Fair Value Measurements
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3
Assets
Derivative assets	$—	$22	$—

Total Assets	$—	$22	$—

Liabilities
Public Warrants	$29,800	$—	$—
Private Placement Warrants	—	—	20,373

Total Liabilities	$29,800	$—	$20,373

	December 31, 2020
	Level 1	Level 2	Level 3
Assets
Derivative assets	$—	$164	$—
Investment in convertible instrument	—	—	10,288

Total Assets	$—	$164	$10,288
Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. The fair value of the Public Warrants, which trade in active markets, is based on quoted market prices for identical instruments. The fair value of derivative instruments is based on Level 2 inputs such as observable forward rates, spot rates, and foreign currency exchange rates. The Company’s Private Placement warrants and investment in the convertible instrument are classified within Level 3 of the fair value hierarchy because their fair values are is based on significant inputs that are unobservable in the market. The fair value of goodwill and intangible assets is based on a valuation performed by a third-party using Level 3 inputs.
The valuation of the Private Placement Warrants and, prior to the Business Combination, the investment in convertible instrument use assumptions and estimates the Company believes would be made by a market participant in making the same valuations. The Company assesses these assumptions and estimates on an on-going basis
as additional data impacting the assumptions and estimates are obtained.
The Company determined the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s common stock. Volatility was based on the implied volatility derived from the average of the actual market activity of the Company’s peer group. The expected life was based on the remaining contractual term of the Private Placement Warrants, and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life. The significant unobservable input used in the fair value measurement of the Private Placement Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.
The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on the Closing Date of the Business Combination and at June 30, 2021:

	As of June 25, 2021	As of June 30, 2021
Risk-free rate	0.9%	0.9%
Dividend yield rate	0.0%	0.0%
Volatility	45.0%	45.0%
Contractual term (in years)	5.00	4.99
Exercise price	$11.50	$11.50
The following table presents changes in the fair value of the Private Placement Warrants for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Balance, beginning of period	$—	$—
Assumed in Business Combination	26,400	26,400
Change in fair value	(6,027)	(6,027)

Balance, end of period	$20,373	$20,373

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2021, the change in the fair value of Private Placement Warrants resulted from the change in fair value of the Company’s Class A Common Stock. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities.
Prior to the Business Combination and as of December 31, 2020, the convertible instrument was valued using a scenario-based analysis. Two primary scenarios were considered to arrive at the valuation conclusion for the convertible instrument. The first scenario considers the probability-weighted value of conversion at the stated discount to the issue price in a change in control event. The second scenario considers the probability-weighted value of conversion at the stated discount to the issue price in a Qualified Financing event. As of the date of the investment in the convertible instrument, an implied yield was calculated such that the sum of the value of the straight debt and the value of the conversion feature was equal to the principal investment amount. The implied yield of the investment is carried forward with a market adjustment and used as the primary discount rate for subsequent valuation dates.
The significant unobservable inputs used in the fair value measurement of the Company’s investment in convertible instrument are the probabilities of Myx closing a future Qualified Financing or change of control, which would trigger conversion of the convertible instrument, probabilities as to the periods in which the outcomes are expected to be achieved and discount rate. Significant changes in the probabilities of the completion of the future Qualified Financing or change in control would result in a significantly higher or lower fair value measurement, respectively. Significant changes in the probabilities as the period in which outcomes will be achieved would result in a significantly lower or higher fair value measurement, respectively.
The following table presents changes in the Level 3 investment in convertible investment from Myx measured at fair value for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Balance, beginning of period	$16,667	$10,288
Investment in convertible instrument	—	5,000
Change in fair value	1,735	3,114
Conversion of investment	(18,402)	(18,402)

Balance, end of period	$—	$—
For the three and six months ended June 30, 2021, the change in the fair value of the investment in convertible instrument resulted from the effective settlement of the instrument. The changes in fair value are included in the unaudited
condensed consolidated statements of operations as a component of other income, net.
5. Inventory, net
Inventory, net consists of the follo
w
ing (in thousands):

	June 30, 2021	December 31, 2020
Raw materials and work in process	$26,046	$26,480
Finished goods	48,192	38,874

Total inventory	$74,238	$65,354
Adjustments to change the carrying value of excess and obsolete inventory to the lower of cost or net realizable value were $0.8 million and $2.8 million during the three and six months ended June 30, 2021, respectively and ($0.5) million and ($0.1)
 million during the three and six months ended June 30, 2020, respectively. The gains in 2020 were attributable to increased demand on reserved excess inventory. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of nutrition and other cost of revenue.

6.	Other Current Assets
Other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred coach costs	$33,510	$29,967
Deposits	9,945	3,035
Other	2,831	4,362

Total other current assets	$46,286	$37,364

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7.	Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer software	$203,741	$194,314
Leasehold improvements	24,197	24,197
Computer equipment	21,264	21,172
Computer software and web development projects in-process	26,013	12,380
Furniture, fixtures and equipment	6,978	7,016

Property and equipment, gross	282,193	259,079
Less: Accumulated depreciation	(187,754)	(178,910)

Property and equipment, net	$94,439	$80,169

The Company recorded depreciation expense related to property and equipment in the following e
x
pense categories of its unaudited condensed consolidated statements
o
f operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$4,146	$3,037	$7,884	$6,076
Selling and marketing	389	552	840	1,068
Enterprise technology and development	5,340	5,277	12,651	10,214
General and administrative	617	818	1,263	1,620

Total depreciation	$10,492	$9,684	$22,638	$18,978

8.	Content Assets, Net
Content assets, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Released, less amortization	$25,215	$17,306
In production	5,740	2,131

Content assets, net	$30,955	$19,437

The Company expects $
14.8
 million of content assets to be amortized during the next 12 months and
100
%
of the balance
within four years. The Company recorded amortization expense for content assets of $
3.3
million and $
6.1
 million during the three and six months ended June 30, 2021, respectively and $
1.7
 million and $
3.2
 million during the three and six months ended June 30, 2020, respectively.

9.	Acquisitions
Myx
The Company acquired
100
% of the equity of Myx pursuant to the Business Combination Agreement.
The following summarizes the consideration transferred
on the Closing Date for
 the Myx acquisition (in thousands):

Purchase Price
Cash c onsideration (1)	$37,700
Share consideration (2)	162,558
Fair value of Myx instrument held by Old Beachbody (3)	18,402
Promissory note held by Old Beachbody (4)	4,216

Total consideration	$222,876

(1)
Cash consideration includes, among other things, the payoff of certain of Myx’s existing debt obligations
, payments of certain of Myx’s transaction expenses, and cash payments as consideration for certain Myx equity units.

(2)	Share consideration was calculated based on 13,546,503 shares of Class A Common Stock issued multiplied by the share closing price on the Closing Date of $12.00.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(3)	Fair value of Myx instrument held by Old Beachbody was effectively settled on the Closing Date, see Note 1.
(4)	In April and June 2021, Old Beachbody entered into promissory note agreements with Myx. Such promissory notes were effectively settled on the Closing Date.
The acquired assets and assumed liabilities of Myx were recorded at their preliminary acquisition date fair values. The purchase price allocations are subject to material change as the Company continues to gather information relevant to its determination of the fair value of the assets and liabilities acquired primarily related to, but not limited to, inventory, intangible assets, deferred revenue, and deferred income taxes.

Any adjustments to the purchase price allocations will be made as soon as practicable but no later than one year from the acquisition date. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed (in thousands):

Allocation
Goodwill	$157,922
Intangible assets:
Trade name/ Trademark	43,700
Developed technology	14,000
Customer relationships	20,400

78,100
Cash acquired	420
Inventory, net	11,447
Other assets	3,354
Content assets	3,400
Deferred revenue	(2,168)
Other liabilities	(14,039)
Deferred tax liabilities	(15,560)

$222,876

The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Goodwill is primarily attributable to the assembled workforce of Myx and expected synergies from combining operations. Goodwill recognized was allocated to the Other operating segment and is generally not deductible for tax purposes.
The fair values of the trade name and trademark intangible assets were determined using an “income approach”, specifically, the relief-from royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of Myx’s earnings, equal to the after-tax royalty
that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The fair value of the developed technology intangible asset was also determined by the relief-from-royalty approach. The fair values of the customer relationship intangible assets were determined by using an “income approach,” specifically a multi-period excess earnings approach, which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time.
The revenue and operating loss from Myx included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 was $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2021, Company incurred $1.7 million and $1.8 million in transaction expenses associated with the Myx acquisition, which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.
The following unaudited pro forma financial information presents the combined results of operations of the Company and Myx as if the companies had been combined as of January 1, 2020. The pro forma financial information includes the accounting effects of the business combination, including amortization of intangible assets. The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of the Company’s future consolidated results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pro forma combined:
Revenue	$237,286	$220,791	$480,543	$390,775
Net loss	(25,362)	(14,597)	(67,747)	(27,073)

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Ladder
On September 18, 2020, the Company acquired Ladder, a sports nutrition company, to enhance the Openfit platform by providing premium, NSF-certified supplements
developed and endorsed by elite athletes.

The Company reco
g
nized the assets and liabilities of Ladder bas
e
d on its preliminary estimates of their acquisition date fair values. The purchase price allocations are subject to change as the Company continues to gather information relevant to its determination of the fair value of the assets and liabilities acquired primarily related to, but not limited to, deferred income taxes. Any adjustments to the purchase price allocations will be made as soon as practicable but no later than one year from the acquisition date. There were no adjustments to the purchase price allocations during the three and six months ended June 30, 2021. The following table summarizes the comp
o
nents of consideration and the preliminary fair value estimates of assets acquired and liabilities assumed (in thousands):

Purchase Price
Common units issued in connection with acquisition (1)	$27,889
Allocation
Goodwill	$11,606
Intangible assets:
Trade name	7,500
Customer-related	300
Formulae	1,950
Talent and representation contracts	10,300

20,050
Cash acquired	1,247
Other assets acquired	1,132
Liabilities acquired	(1,834)
Deferred tax liabilities	(4,312)

$27,889

(1)	The fair value of common units issued in connection with the acquisition was calculated based on 1,449,537 common units of Old Beachbody multiplied by the estimated fair value per unit of $19.24.
The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Goodwill is primarily attributable to the assembled workforce of Ladder and expected synergies from combining operations. Goodwill recognized was allocated to the Company’s Other operating segment and is generally not deductible for tax purposes.
The revenue from Ladder included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 was $0.2 million and $0.5 million, respectively. The operating loss from Ladder included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 was $0.1 million and $0.5 million, respectively.
The following unaudited pro forma financial information presents the combined results of operations as if Ladder had been combined with the Company as of January 1, 2020. The pro forma financial information includes the accounting effects of the business combination, including amortization of intangible assets. The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of the Company’s future consolidated results of operations.

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Pro forma combined:

Revenue	$219,302	$389,244
Net loss income	(11,582)	(22,000)

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

10. Goodwill and Acquired Intangible Assets
Goodwill
Changes in goodwill for the six months ended June 30, 2021 is as follows (in thousands):

June 30, 2021
Goodwill, beginning of period	$18,981
Acquisition of Myx	157,922

Goodwill, end of period	$176,903

Intangible Assets, Net
Intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Weighted-Average Remaining Useful Life (years)
Contract-based	$300	$(200)	$100	$300	$(150)	$150	1.0
Customer-related	21,100	(606)	20,494	700	(337)	363	2.9
Technology-based	20,200	(6,249)	13,951	6,200	(4,650)	1,550	2.8
Talent and representation contracts	10,300	(1,931)	8,369	10,300	(644)	9,656	3.3
Formulae	1,950	(147)	1,803	1,950	(49)	1,901	9.3
Trade name	51,200	—	51,200	7,500	—	7,500	Indefinite

	$105,050	$(9,133)	$95,917	$26,950	$(5,830)	$21,120

Amortization expense for acquired intangible
assets
was $
1.7
 million and $
3.3
 million during the three and six months ended June 30, 2021 and $
0.9
 million and $
1.7
million during the three and six months ended June 30, 2020, respectively. The estimated future amortization expense of acquired intangible assets as of June 30, 2021 is as follows (in thousands):

Six months ended December 31, 2021	$6,660
Year ended December 31, 2022	13,233
Year ended December 31, 2023	13,070
Year ended December 31, 2024	8,932
Year ended December 31, 2025	1,896
Thereafter	926

$44,717

11. Accrued Expenses
Accrued expenses consist of
the
followings (in thousands):

	June 30, 2021	December 31, 2020
Coach costs	$20,508	$19,126
Advertising	14,172	3,626
Employee compensation and benefits	13,359	28,855
Information technology	11,878	5,621
Inventory, shipping and fulfillment	9,877	10,244
Sales and income taxes	4,114	4,132
Other accrued expenses	13,532	8,351

Total accrued expenses	$87,440	$79,955

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

12. Credit Facility
In December 2018, Beachbody, LLC, as borrower, and
Old
Beachbody and certain of Beachbody, LLC’s subsidiaries, as guarantors, entered into a credit agreement with Bank of America, N.A., as lender, administrative agent and letter of credit issuer for a $
35
 million revolving credit facility with a $
10
 million sublimit for letters of credit (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”).
The Credit Facility was amended in April 2020 to extend the maturity date to December 2021, amend certain pricing provisions and financial covenants, and amend other provisions including the definition of applicable rates based on consolidated EBITDA pricing levels. The Credit Facility was further amended in September 2020, whereby Old Beachbody assumed the Company’s obligations under the Credit Facility, and in March 2021 to extend the maturity date to June 2022, amend financial covenants, and temporarily increase the Credit Facility by $20 million
 for a period of either 90 days, or
until
the consummation of the Business Combination.
In connection with the transactions contemplated by the Business Combination Agreement, on June 23, 2021, the Credit Facility was amended, which, among other things, (a) permitted the consummation of the Business Combination and certain other transactions contemplated by the Business Combination Agreement, and (b) amended certain terms of the Credit Facility to, among other things, (i) enable Old Beachbody and Beachbody, LLC to consummate the Business Combination and certain other transactions contemplated by the Business Combination Agreement, (ii) require that the Company join the Credit Facility as a parent guarantor thereunder, and (iii) require that Myx join the Credit Facility as a subsidiary guarantor thereunder.
As of June 30, 2021 and December 31, 2020, there were

no
 borrowings outstanding, and a letter of credit was issued under the Credit Facility for $
3.0
 million.
Borrowings may be either Bloomberg Short-Term Bank Yield Index (“BSBY”)

rate loans or base rate loans at the Company’s election. BSBY rate loans bear interest at an annual rate equal to the BSBY rate
 plus
 1.75% to 2.25%. Base rate loans are at the base rate, as defined in the amended Credit Facility, plus 0.75% to 1.25%. The Company also pays a 1.75% to 2.25% fee on the letters of credit outstanding and a 0.375% to 0.5% commitment fee on the unused Credit Facility. The Company incurred $0.2 million and $0.3 million of interest and approximately zero and $0.1 million of fees under the Credit Facility during the three and six months ended June 30, 2021 and $0.1 million and $0.2 million of interest and approximately zero and $0.1 million of fees under the Credit Facility during the three and six months ended June 30, 2020.
The Credit Facility contains certain reporting and financial covenants which require the Company to maintain a minimum consolidated EBITDA amount and comply with a maximum capital expenditures amount. The Company was in compliance with all covenants as of June 30, 2021.
13. Leases
The Company leases facilities under noncancelable operating leases expiring through 2025 and certain equipment under a finance lease expiring in 2024.
At June 30, 2021 and December 31, 2020, the Company had operating lease liabilities of $36.1 million and $41.2 million, respectively, and right-of-use
assets of $29.0 million and $32.9 million, respectively. As of June 30, 202
1
 and December 31, 2020, the Company had finance lease liabilities $0.4 million and $0.4 million, respectively, and right-of-use assets
of $0.4 million and $0.4 million, respectively.
The Company’s leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of lease liabilities and right-of-use assets
as the Company is not reasonably certain to exercise these options. Variable expenses generally represent the Company’s share of the landlord operating expenses.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following summarizes the Company’s leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$36	$36	$73	$73
Interest on lease liabilities	4	5	8	11
Operating lease costs	2,510	2,459	4,903	4,919
Short-term lease costs	21	75	22	132
Variable lease costs	165	(65)	336	(113)

Total lease costs	$2,736	$2,510	$5,342	$5,022

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$8	$11
Operating cash flows from operating leases	6,179	6,221
Financing cash flows from finance leases	73	70
Right-of-use asset obtained in exchange for new operating lease liabilities	—	—
Weighted-average remaining lease term—finance leases	2.8	3.8
Weighted-average remaining lease term—operating leases	3.5	4.4
Weighted-average discount rate—finance leases	4.0%	4.0%
Weighted-average discount rate - operating leases	5.5%	5.5%

Maturities of our operating and finance leases, excluding short-term leases, are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Six Months Ended December 31, 2021	$4,343	$81	$4,424
Year ended December 31, 2022	11,183	161	11,344
Year ended December 31, 2023	11,780	123	11,903
Year ended December 31, 2024	12,616	3	12,619
Year ended December 31, 2025	—	—	—
Thereafter	—	—	—

Total	39,922	368	40,290
Less present value discount	(3,831)	(17)	(3,848)

Lease liabilities at June 30, 2021	$36,091	$351	$36,442

As the Company’s lease agreements do not provide an implicit rate, the discount rates used to determine the present value of lease payments are generally based on the Company’s estimated incremental borrowing rate for a secured borrowing of a similar term as the lease.
14. Commitments and Contingencies
Inventory Purchase and Service Agreements
The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2025. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.
Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding June 30, 2021 are as follows (in thousands):

Six Months Ended December 31, 2021	$124,020
Year ended December 31, 2022	7,413
Year ended December 31, 2023	1,431
Year ended December 31, 2024	1,250
Year ended December 31, 2025	1,250

$135,364

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Contingencies
The Company is subject to litigation from time to time in the ordinary course of business. Such claims typically involve its products, intellectual property, and relationships with suppliers, customers, distributors, employees, and others. Contingent liabilities are recorded when it is both probable that a loss has occurred and the amount of the loss can be reasonable estimated. Although it is not possible to predict how litigation and other claims will be resolved, the Company does not believe that any currently identified claims or litigation matters will have a material adverse effect on its consolidated financial position or results of operations.
15. Common Stock Warrant Liability
At June 30, 2021, there were 10,000,000 Public Warrants and 5,333,333 Private Placement warrants outstanding.
As part of Forest Road’s initial public offering,

10,000,000 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may only be exercised for a whole number of shares of Class A Common Stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will become exercisable on November 30, 2021, provided that the Company has an effective registration statement.
Simultaneously with Forest Road’s initial public offering, Forest Road consummated a private placement of 5,333,333 Private Placement Warrants with Forest Road’s sponsor. Each Private Placement warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A Common Stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until July 25, 2021, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A Common Stock is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
The exercise price and number of shares of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances, including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In no event will the Company be required to net cash settle any warrant.
The Company concluded the Public Warrants and Private Placement Warrants meet the definition of a derivative under ASC 815 (as described in Note 1) and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Public Warrants and Private Placement Warrants were recorded in the unaudited condensed consolidated balance sheets. The fair value of the Public Warrants and Private Placement Warrants was remeasured as of June 30, 2021, resulting in a
$10.7
million
non-cash
change in fair value in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021. Transaction costs and advisory fees allocated to the issuance of the Public and Private Placement Warrants of $5.3 million were also recorded as a component of change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations, resulting in a net change in fair value of warrant liabilities of $5.4 million.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

16. Stockholders’ Equity
As of June 30, 2021, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock and 100,000,000 shares are designated as Preferred Stock.
Common Stock
Holders of each share of Class A Common Stock are entitled to dividends when, as and if declared by the Company’s board of directors, subject to the rights and preferences of any holders of outstanding series of Preferred Stock holders. As of June 30, 2021, the Company had not declared any dividends. The holder of each Class A Common Stock is entitled to one vote, the holder of each share of Class X Common Stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C Common Stock is not entitled to any voting powers.
Old Beachbody
Prior to the Business Combination, Old Beachbody’s preferred units were convertible into common units, at the option of the holders at any time, with no additional consideration required. The preferred units were to convert to common units at a rate of 1-for-1,
subject
to adjustment for certain events including unit split, unit dividend or recapitalization. The preferred units were subject to automatic conversion if the Company consummates an initial public offering that meets certain criteria.
The holders could redeem the preferred units at any time after December 14, 2024, at a price equal to the greater of (i) the fair market value of the common units into which such preferred units are convertible or (ii) approximately
$
9.93
per unit, or $
100.0
 million in aggregate (the “Capital Contribution”), reduced by general distributions previously made to the holders
plus any declared but unpaid distributions as of the date of the redemption notice.
The holders were entitled to distributions, in the amount, if any, of available cash flows, as determined by a majority of the Board of Managers. Distributions were to be made to common unit members and preferred unit members in proportion to their percentage of ownership interests, with priority to certain tax distributions and distributions to reimburse Beachbody Holdings and the holders for certain third-party expenses that have not been previously paid.
The redemption by the holders or the completion of an initial public offering was not solely within the control of Old Beachbody, and as such, the preferred units were classified as mezzanine members’ equity. In connection with the Business Combination
, 10,068,841
p
referred
u
nits were converted into 33,828,030 shares of Class A Common Stock.
As of December 31, 2020, 100,000,000 common units of Old Beachbody were authorized, and
 62,263,439 common units were outstanding. In connection with the Business Combination, 62,263,439 common units of Old Beachbody were converted into
67,934,584 shares of Class A Common Stock and 141,250,310 shares of Class X Common Stock.
Old Beachbody members’ personal liability for the obligations or debts of the Company were limited. The Company’s operating agreement called for the Company to be dissolved and terminated upon the earliest occurrence of the following events: bankruptcy of the Company, decision by a majority of both the common and preferred unit holders to dissolve the Company, or the date the Company may otherwise be dissolved by operation of law or judicial decree.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total
Balances at December 31, 2019	$(99)	$111	$12
Other comprehensive income (loss) before reclassifications	246	(327)	(81)
Amounts reclassified from accumulated other comprehensive income (loss)	(47)	—	(47)
Tax effect	(53)	—	(53)

Balances at June 30, 2020	$47	$(216)	$(169)

Balances at December 31, 2020	$(246)	$44	$(202)
Other comprehensive income (loss) before reclassifications	(170)	54	(116)
Amounts reclassified from accumulated other comprehensive income (loss)	339	—	339
Tax effect	(38)	—	(38)

Balances at June 30, 2021	$(115)	$98	$(17)

17. Equity-Based Compensation
Equity Compensation Plans
Prior to the Business Combination, the Company maintained its 2020 Beachbody Company Group LLC Equity Compensation Plan (the “2020 Plan”), under which, grants were awarded to certain employees, consultants, and members of the Company’s board of directors through the granting of one or more of the following types of awards: (a) nonqualified unit options, (b) unit awards, and (c) unit appreciation rights. The Company granted nonqualified unit options with vesting periods ranging from three to five years.
Upon closing of the Business Combination, awards under the 2020 Plan were converted at the Exchange Ratio, and the Company’s board of directors approved the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including ISOs and nonqualified stock options (“NSOs”), SARs, restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards.
Under the 2021 Plan, up to 30,442,594
shares of Class A Common Stock will be available for issuance under the Plan. In addition, the number of shares of Class A Common Stock available for issuance under the 2021 Plan will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) five percent
(5%) of the total number of shares of Class A and Class X Common Stock outstanding on the final day of the immediately preceding calendar year and (ii)
the
 number of shares determined by the Company’s board of directors. As of June 30, 2021, 30,442,594 shares of Class A Common Stock are available for issuance under the 2021 Plan.
All options and awards typically expire ten years from the date of grant if not exercised. In the event of a termination of employment, all unvested options are forfeited immediately. Generally, any vested options may be exercised within three months, depending upon the circumstances of termination, except for instances of termination “with cause” whereby any vested options or awards are forfeited immediately.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the activity under the plans are as follows:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price (per option)	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020 (as previously reported)	10,170,288	$7.04	5.70
Conversion of awards due to recapitalization	23,998,437	(4.94)

Outstanding at December 31, 2020, after effect of reverse acquisition	34,168,725	2.10
Granted	890,300	9.65
Exercised	—	—
Forfeited	(470,505)	2.48

Outstanding at June 30, 2021	34,588,520	$2.29	5.28

Exercisable at June 30, 2021	23,444,367	$1.88	3.89

The fair value of each award as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to determine the fair value of option grants:

	Six Months Ended June 30,
	2021	2020
Risk-free rate	0.7%	0.5%
Dividend yield rate	0.0%	0.0%
Volatility	53.9%	55.0%
Expected term (in years)	6.23	6.23
Weighted-average exercise price	$9.65	$2.52
The vesting periods are based on the terms of the option grant agreements. The risk-free interest rates are based on the U.S. Treasury rates as of the grant dates for the expected terms of the options. Given the lack of public market for the Company’s common units prior to the Business Combination and minimal history as a public company subsequent to the Business Combination, the price volatilities represent calculated values based on the historical price volatilities of publicly traded companies within the Company’s industry group over the options’ expected terms. The expected terms of the options granted were estimated using the simplified method by taking an average of the vesting periods and the original contractual terms. Prior to the Business Combination, the exercise prices represent the estimated fair values of one common unit of the Company’s equity on the grant dates. Subsequent to the Business Combination, the Company’s
b
oard of
d
irectors determines the fair value of the Common Stock based on the closing market price on or around the date of grant.
A summary of the unvested option activity is as follows:

	Number of Options	Weighted- Average Grant Date Fair Value (per option)
Unvested at December 31, 2020 (as previously reported)	3,701,114	$4.34
Conversion of awards due to recapitalization	8,733,309	(3.05)

Unvested at December 31, 2020, after effect of reverse acquisition	12,434,423	1.29
Granted	890,300	4.91
Vested	(1,710,066)	1.29
Forfeited	(470,504)	1.19

Unvested at June 30, 2021	11,144,153	$1.58

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of options granted during the six months ended June 30, 2021 and 2020 was $4.4 million, (or $4.91 weighted average per option) and $4.4 million (or $1.29 weighted average per option), respectively. The total fair value of awards which vested during the six months ended June 30, 2021 and 2020 was $2.2 million and $1.7 million, respectively.
Compensation Warrants
During the year ended December 31, 2020, the Company issued warrants for the purchase of 1,184,834 of Old Beachbody’s common units at an exercise price of $8.44 per unit. The warrants vest 25% at the grant date and 25% at each of the first, second, and third anniversaries of the grant date. The warrants have a 10-year contractual
term. In connection with the Business Combination, the Old Beachbody warrants were exchanged for 3,980,656 warrants for the purchase of the Company’s Class A Common Stock at an exercise price of $2.52 per share.
As of June 30, 2021, 995,164 warrants were exercisable. Compensation cost associated with

the warrants will be recognized over the requisite service period, which is
4.25
years.
Equity-Based Compensation Expense
Equity-based compensation expense for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$91	$50	$182	$106
Selling and marketing	1,616	265	3,333	393
Enterprise technology and development	357	306	663	594
General and administrative	458	392	917	815

Total equity-based compensation	$2,522	$1,013	$5,095	$1,908

As of June 30, 2021, the total unrecognized equity-based compensation expense was $31.9 million and has a weighted-average recognition period of 3.02 years.
18. Derivative Financial Instruments
As of June 30, 2021 and December 31, 2020, the notional amount of the Company’s outstanding foreign exchange options was $24.5 million and $34.0 million, respectively. There were no outstanding forward contracts as of June 30, 2021 and December 31, 2020.
The following table presents the fair value of the Company’s derivative instruments which are included in other current assets in the unaudited condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2021	2020
Derivatives designated as hedging instruments	$18	$134
Derivatives not designated as hedging instruments	4	30

Total derivative assets	$22	$164

There were no derivative liabilities as of June 30, 2021 and December 31, 2020.
The following table shows
the pre-tax effects
of the Company’s derivative instruments on its unaudited condensed consolidated statements of operations (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Line Item	2021	2020	2021	2020
Unrealized (losses) gains	Other comprehensive income (loss)	$(78)	$(308)	$(170)	$246
(Losses) gains reclassified from accumulated other comprehensive income (loss) into net loss	Cost of revenue	(65)	22	(138)	13
	General and administrative	(107)	51	(201)	34

Total amounts reclassified		(172)	73	(339)	47
(Losses) gains recognized derivatives not designated as hedging instruments	Cost of revenue	(20)	(73)	(41)	31

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company expects that $0.2 million of existing losses recorded in accumulated other comprehensive income (loss) will be reclassified into net income (loss) over the next 12 months. The Company assessed its derivative instruments and determined that they were effective during the three and six months ended June 30, 2021 and 2020.

19.	Income Taxes
The Company recorded a benefit for income taxes of $10.9
 million and $
11.3

million for the three and six months ended June 30, 2021, respectively. The Company recorded a benefit for income taxes of $2.7 million and $4.3

million for the three and six months ended June 30, 2020, respectively. The Company’s effective benefit tax rate was 46.6% and 20.9% for the three and six months ended June 30, 2021, respectively. The Company’s effective benefit tax rate was 21.1% and 19.0% for the three and six months ended June 30, 2020, respectively.
Our tax provision for interim periods is determined using an estimate of our annual effective
tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate in the three and six months ended June 30, 2021 primarily due to changes in valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the Myx acquisition, which was a discrete second quarter 2021 event, the Company recorded deferred tax liabilities which partially reduced our need for a valuation allowance, resulting in an income tax benefit being recorded.
The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There are no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and six months ended June 30, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law, and the new legislation contains several key tax positions, including the five-year net operating loss carryback, an adjustment business interest limitation, and payroll tax deferral. The Company is required to recognize the effect of tax law changes in the period of enactment. The Company has assessed the applicability of the CARES Act and determined there to be no material impact to the Company other than its ability to use the entire $4.6 million of net operating loss carryback from 2020 to 2019 for federal income tax purposes. On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law. It provides additional COVID-19 focused relief and extends certain provisions of the CARES Act. At this time, the Company does not believe that the Consolidated Appropriations Act, 2021 will have a material impact on its consolidated financial statements.

20.	Earnings per Share
Basic net loss per common share is calculated by dividing net loss allocable to common shareholders by the weighed-average number of common shares outstanding during the period. Diluted net loss per common share adjusts net loss and net loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. Basic and diluted earnings per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.
The computation of earnings (loss) per share of Class A and Class X Common Stock is as follows (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Numerator:
Net loss available to common shareholders-basic and diluted	$(12,440)	$(10,003)	$(42,498)	$(18,331)
Denominator:
Weighted-average common shares outstanding- basic and diluted	247,062,134	238,142,972	245,048,715	238,142,972
Net loss per common shareholder, basic	$(0.05)	$(0.04)	$(0.17)	$(0.08)
Net loss per common shareholder, diluted	$(0.05)	$(0.04)	$(0.17)	$(0.08)
Basic net loss per common share is the same as dilutive net loss per common share for the three and six months ended June 30, 2021 and 2020 as the inclusion of all potential common shares would have been antidilutive.
The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30,
	2021	2020
Options	34,588,520	33,389,285
Compensati o n Warrants	3,980,656	—
Public and Private Placement Warrants	15,333,333	—
Forest Road Earn-out Shares	3,750,000	—

	57,652,509	33,389,285

21.	Related Party Transactions
In 2018, the Company entered into a lease agreement with a company owned by the controlling shareholder. Total payments to the related party were approximately zero and $0.1

million for the three and six months ended June 30, 2021, respectively and $0.1 million and $0.1

million for the three and six months ended June 30, 2020, respectively. There were no material amounts due to the related party as of June 30, 2021 and December 31, 2020. In July 2021, the Company purchased the building from the related party for its appraised value
 of
$
5.1

million.
The Company has a royalty agreement with a company related to the
controlling shareholder. The related party assisted the Company with the development of several products and receives royalties based on the sales of these products. Total payments to the related party were $0.1 million and $0.9 million during the three and six months ended June 30, 2021, respectively and were approximately zero and $0.1

million during the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, $0.1

million and $0.7

million, respectively, was due to the related party pursuant to the royalty agreement.
A minority shareholder and board member of Company is also a shareholder in a law firm that provides legal services to the Company. Total payments to the related party were $1.1 million and $1.6

million during the three and six months ended June 30, 2021, respectively and were $0.5 million and $0.5

million during the three and six months ended June 30, 2020, respectively. The Company’s accounts payable related to the firm was $0.2 million and $0.5

million as of June 30, 2021 and December 31,
2020, respectively
.

22.	Segment Information
The Company applies ASC 280,
Segment Reporting
, in determining reportable segments for financial statement disclosure. Segment information is presented based on the financial information the Company uses to manage the business which is organized around our digital platforms. The Company has two operating segments, Beachbody and Other, and one reportable segment, Beachbody. The Beachbody segment primarily derives revenue from Beachbody on Demand digital subscriptions, nutritional products, and other fitness related products. Other derives revenue primarily from Openfit digital subscriptions and nutritional products and Myx connected fitness equipment (bikes and accessories) and monthly subscription revenue for workout content. The Company uses contribution as a measure of profit or loss, defined as revenue less directly attributable cost of revenue and certain selling and marketing expenses including media, Coach and social influencer compensation, royalties, and third-party sales commissions. Contribution does not include allocated costs as described below as the CODM does not include these costs in assessing performance. There are no inter-segment transactions. The Company manages its assets on a consolidated basis, and, as such, does not report asset information by segment.

The Beachbody Company, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Summary information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beachbody:
Revenue	$218,607	$216,370	$440,357	$384,733
Contribution	49,545	53,623	96,020	104,317
Other:
Revenue	4,501	2,114	8,970	3,087
Contribution	(6,411)	(8,520)	(11,547)	(12,642)
Consolidated:
Revenue	$223,108	$218,484	$449,327	$387,820
Contribution	43,134	45,103	84,473	91,675
Reconciliation of consolidated contribution to loss before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated contribution	$43,134	$45,103	$84,473	$91,675
Amounts not directly related to segments:
Cost of revenue (1)	8,118	6,712	15,960	13,447
Selling and marketing (2)	20,872	13,962	40,963	27,536
Enterprise technology and development	26,949	22,373	54,038	43,706
General and administrative	17,231	14,522	35,177	29,706
Change in fair value of warrant liabilities	(5,390)	—	(5,390)	—
Interest expense	305	248	428	343
Other income, net	(1,654)	(34)	(2,953)	(442)

Loss before income taxes	$(23,297)	$(12,680)	$(53,750)	$(22,621)

(1)
Cost of revenue not directly related to segments includes certain allocated costs related to management, facilities, and personnel-related expenses associated with quality assurance and supply chain logistics. Depreciation of certain software and production equipment and amortization of formulae and technology-based intangible assets are also included in this line.

(2)
Selling and marketing not directly related to segments includes indirect selling and marketing expenses and certain allocated personnel-related expenses for employees and consultants. Depreciation of certain software and amortization of contract-based intangible assets are also included in this line.

23.	Subsequent Events
The Company has evaluated subsequent events through August 12, 2021, the date which the unaudited condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form
10-Q
(this “Report”) and the section entitled “Risk Factors.” Unless otherwise indicated, the terms “Beachbody,” “we,” “us,” or “our” refer to The Beachbody Company, Inc., a Delaware corporation, together with its consolidated subsidiaries.
Forward-Looking Statements
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act), including statements about and the financial condition, results of operations, earnings outlook and prospects of the Company. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on our current expectations as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in selling and marketing, general and administrative expenses (including any components of the foregoing), Adjusted EBITDA (as defined below) and our ability to achieve and maintain future profitability;

•	our anticipated growth rate and market opportunity;

•	our ability to raise financing in the future;

•	our success in retaining or recruiting, or changes required in, officers, key employees or directors;

•	our warrants are accounted for as liabilities and changes in the value of such warrants could have a material effect on our financial results;

•	our ability to effectively compete in the fitness and nutrition industries;

•	our ability to successfully acquire and integrate new operations;

•	our reliance on a few key products;

•	market conditions and global and economic factors beyond our control;

•	intense competition and competitive pressures from other companies worldwide in the industries in which we will operate;

•	litigation and the ability to adequately protect our intellectual property rights;

•
costs related to the Business Combination and the failure to realize anticipated benefits of the Business Combination or to realize any financial projections or estimated pro forma results and the related underlying assumptions; and

•	other risk and uncertainties set forth in this Report under the heading “ Risk Factors. ”
Should one or more of these risks or uncertainties materialize or should any of the assumptions made by management prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.
Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Overview of Our Business
We are the creator of some of the world’s most popular fitness programs, including P90X
®
, Insanity
®
 and 21 Day Fix
®
, which transformed
the in-home fitness
market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. We have also developed comprehensive nutrition-first programs, Portion Fix
®
 and 2B Mindset
®
, which teach healthy eating habits and promote healthy, sustainable weight loss. All fitness and nutrition programs are available through our Beachbody On Demand
®
 streaming service. In addition, we offer nutritionals such as Shakeology
®
 nutrition shakes and BEACHBAR
®
 snack bars.
In the health, wellness and fitness industry, we focus primarily on digital content, connected fitness and consumer health & wellness. Our goal is to continue to provide leading holistic health and wellness content and subscription-based solutions. Leveraging our history of fitness content creation and our network of micro-influencers, whom we call Coaches, we have been successful in identifying market trends and expanding our market share. With our 2021 expansion into connected fitness, through the integration of Myx’s professional grade stationery cycle and 360-degree touch screen tablet connected fitness software, weights, and accessories, we plan to leverage our distribution, marketing and content creation capabilities to reach a wider health, wellness and fitness audience.
Historically, our revenue has primarily been generated through a network of micro-influencers, social media marketing channels and direct response advertising. Components of revenue include recurring digital subscription revenue and revenue from the sale of nutritional and other products. In addition to selling individual products on a one-time basis,
we also bundle fitness and nutrition products together at discounted prices.
On June 25, 2021 we consummated the Business Combination by and among Forest Road, Old Beachbody and Myx. The Business Combination resulted in cash proceeds, net of issuance costs and cash paid for the acquisition of Myx, net of cash acquired of approximately $352.5. In addition it drove increases of $78.1 million in intangible assets and $157.9 million in goodwill as of June 30, 2021, compared to our balance sheet as of December 31, 2020. The following financial information for the three months and six months ended June 30, 2021 includes the financial information and activities for Myx for the period from June 26, 2021 to June 30, 2021. However, the impact of the Business Combination was not material to our results of operations.
For the three months ended June 30, 2021, as compared to the three months ended June 30, 2020:

•	Total revenue was $223.1 million, a 2% increase;

•	Digital subscriptions were 2.7 million at period end, a 13% increase;

•	Digital revenue was $94.3 million, a 20% increase;

•	Nutrition and other revenue was $128.8 million, an 8% decrease;

•	Net loss was $12.4 million, compared to a net loss of $10.0 million; and

•	Adjusted EBITDA was $(4.4) million, compared to $0.9 million.
For the six months ended June 30, 2021, as compared to the six months ended June 30, 2020:

•	Total revenue was $449.3 million, a 16% increase;

•	Digital subscriptions were 2.7 million at period end, a 13% increase;

•	Digital revenue was $189.5 million, a 34% increase;

•	Nutrition and other revenue was $259.9 million, a 5% increase;

•	Net loss was $42.5 million, compared to a net loss of $18.3 million; and

•	Adjusted EBITDA was $(16.1) million, compared to $3.6 million.
For a definition of digital subscriptions see the section titled “—Key Operational and Business Metrics.”
See the section
titled “—Non-GAAP Information”
for information regarding our use of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.
Impact
of COVID-19
The novel coronavirus continues to have a significant impact on most businesses, including Beachbody. During the year ended December 31, 2020, we saw strong demand for our digital subscriptions as the government ordered closures and restrictions on gyms and as consumers were reluctant to return to gyms as the COVID-19 pandemic
continued. We also experienced modestly slower product fulfillment to customers and supply chain delays. During the second quarter of 2021, the pandemic has resulted in higher shipping, freight, and fulfillment costs and the cancellation of certain Coach events.
The ultimate impact
of COVID-19 on
our financial and operating results is unknown and will depend on the length of time that these restrictions continue and whether the demand for many of our digital subscriptions continue. COVID-19 has
had a significant impact and may continue to have a significant impact, the full extent of which is unknown, but which could be material.
Although COVID-19 increased
consumer demand for our digital solutions, we believe the structural shift towards wellness and fitness solutions like our platform existed before the impact of COVID-19, and
we anticipate that this structural change to the fitness industry will continue after COVID-19.
Beachbody has business continuity programs in place to ensure that employees are safe and that the businesses continue to function while employees are working remotely. We have been closely monitoring the impact of working from home and the potential strain on internet connectivity but have not seen any adverse impact on the ability of the businesses to function and we have not seen any network connectivity issues that would have an adverse impact on our customers’ ability to access our product offerings.

Non-GAAP Information
This Report includes Adjusted EBITDA, which is
a non-GAAP performance
measure that we use to supplement our results presented in accordance with GAAP. We believe Adjusted EBITDA is useful in evaluating our operating performance, as it is similar to measures reported by our public competitors and is regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA is not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.
We define and calculate Adjusted EBITDA as net income (loss) adjusted for depreciation and amortization, amortization of capitalized cloud computing implementation costs, amortization of content assets, interest expense, income taxes, equity-based compensation, and other items that are not normal, recurring, operating expenses necessary to operate the Company’s business as described in the reconciliation below.
We include
this non-GAAP financial
measure because it is used by management to evaluate Beachbody’s core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-cash (for
example, in the case of depreciation and amortization, equity-based compensation) or are not related to our underlying business performance (for example, in the case of interest income and expense).
The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(12,440)	$(10,003)	$(42,498)	$(18,331)
Adjusted for :
Depreciation and amortization	12,215	10,534	25,941	20,678
Amortization of capitalized cloud computing implementation costs	168	—	336	—
Amortization of content assets	3,302	1,715	6,119	3,196
Interest expense	305	248	428	343
Income tax benefit	(10,857)	(2,677)	(11,252)	(4,290)
Equity-based compensation	2,522	1,013	5,095	1,908
Transaction costs	1,509	—	2,142	—
Other adjustment items (1)	6,038	—	6,038	—
Non-operating costs (2)	(7,147)	60	(8,478)	54

Adjusted EBITDA	$(4,385)	$890	$(16,129)	$3,558

(1)	Other adjustment items includes incremental costs associated with COVID-19.
(2)	Non-operating primarily includes the change in fair value of warrant liabilities, interest income and gain on investment in the Myx convertible instrument.
Key Operational and Business Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of June 30,
	2021	2020
Digital Subscriptions (millions)	2.7	2.4
Nutritional Subscriptions (millions)	0.4	0.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average Digital Retention	94.9%	96.3%	95.4%	95.6%
Total Streams (millions)	44.5	55.5	100.4	88.7
DAU/MAU	31.9%	33.2%	33.5%	31.6%
Revenue (millions)	$223.1	$218.5	$449.3	$387.8
Gross profit (millions)	$154.3	$159.1	$312.4	$279.6
Gross margin	69%	73%	70%	72%
Net loss (millions)	$(12.4)	$(10.0)	$(42.5)	$(18.3)
Adjusted EBITDA (millions) (1)	$(4.4)	$0.9	$(16.1)	$3.6

(1)	Please see the section titled “—Non-GAAP Information” for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.
Digital Subscriptions
Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions include Beachbody On Demand, Nutrition+, and Openfit subscriptions. Digital subscriptions include paid and free-to-pay subscriptions. Free-to-pay subscriptions,
on average, represent less than 3% of total digital subscriptions. Digital subscriptions are inclusive of all billing plans, currently for annual, semi-annual, quarterly and monthly billing intervals.
Nutritional Subscriptions
We package and synthesize the content experience of digital subscriptions with nutritional subscriptions that work together. Nutritional Subscriptions are monthly subscriptions to nutritional products such as, Shakeology, Beachbody Performance, BEACHBAR, Bevvy and Ladder Supplements.
Average Digital Retention
We use month over month digital subscription retention to measure the retention of our digital subscriptions. We define digital subscription retention as the average rate at which a subscription renews for a new billing cycle.
Total Streams
We measure streams and total streams to quantify the number of fitness or nutrition programs viewed per subscription which is a leading indicator of customer engagement and retention. While the measure of a digital stream may vary across companies, to qualify as a stream on either our Beachbody on Demand or Openfit platforms, a program must be viewed for a minimum of 25% of the total running time.
Daily Active Users to Monthly Active Users (DAU/MAU)
We use the ratio of daily active users to monthly active users to measure how frequently digital subscribers are utilizing our service in a given month. We define a daily active user as a unique user streaming content on our platform in a given day. We define a monthly active user as a unique user streaming content on our platform in that same month.
Components of our Operating Results and Results of Operations
We operate and manage our business in two operating segments, Beachbody and Other. For financial reporting purposes, we have one reportable segment, Beachbody. We identified the reportable segment based on the information used by management to monitor performance and make operating decisions. See Notes 1 and 22 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report for additional information regarding our reportable segment. The following discussion of our results and operations is on a consolidated basis as the Other non-reportable
operating segment is not material to the understanding of our business taken as a whole.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Digital	$94,325	$78,357	$189,475	$140,882
Nutrition and other	128,783	140,127	259,852	246,938

Total revenue	223,108	218,484	449,327	387,820

Cost of revenue:
Digital	11,612	9,292	22,734	17,664
Nutrition and other	57,158	50,097	114,153	90,572

Total cost of revenue	68,770	59,389	136,887	108,236

Gross profit	154,338	159,095	312,440	279,584
Operating expenses:
Selling and marketing	140,194	134,666	284,890	228,892
Enterprise technology and development	26,949	22,373	54,038	43,706
General and administrative	17,231	14,522	35,177	29,706

Total operating expenses	184,374	171,561	374,105	302,304

Operating loss	(30,036)	(12,466)	(61,665)	(22,720)
Change in fair value of warrant liabilities	5,390	—	5,390	—
Interest expense	(305)	(248)	(428)	(343)
Other income, net	1,654	34	2,953	442

Loss before income taxes	(23,297)	(12,680)	(53,750)	(22,621)
Income tax benefit (provision)	10,857	2,677	11,252	4,290

Net loss	$(12,440)	$(10,003)	$(42,498)	$(18,331)

Revenue
Revenue includes digital subscriptions, nutritional supplement subscriptions, one-time nutritional
sales, connected fitness products and other fitness-related products. Subscription revenue is recognized ratably over the subscription period (up to 12 months). We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness and nutritional programs. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$94,325	$78,357	$15,968	20%
Nutrition and other	128,783	140,127	(11,344)	(8%)

Total revenue	$223,108	$218,484	$4,624	2%

The increase in digital revenue for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to the growth in digital subscriptions as of June 30, 2021.
The decrease in nutrition and other revenue for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to an $11.2 million decrease in revenue from subscriptions to and one-time
purchases of Shakeology.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$189,475	$140,882	$48,593	34%
Nutrition and other	259,852	246,938	12,914	5%

Total revenue	$449,327	$387,820	$61,507	16%

The increase in digital revenue for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily attributable to year-over-year growth in digital subscriptions.

The increase in nutrition and other revenue for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to a $9.4 million increase in revenue from subscriptions to, and one-time
purchases of, Beachbody Performance supplements and Shakeology and a $1.7 million increase in revenue from accessories and other fitness products.
Cost of Revenue
Digital Cost of Revenue
Digital cost of revenue includes costs associated with digital content creation including amortization and revisions of content assets, depreciation of streaming platforms and
e-commerce
websites, digital streaming costs, and amortization of acquired digital platform intangible assets. It also includes customer service costs, credit card processing fees, depreciation of production equipment, live trainer costs, facilities, and related personnel expenses.
Nutrition and Other Cost of Revenue
Nutrition and other cost of revenue includes product costs, shipping and handling, fulfillment and warehousing, customer service, and credit card processing fees. It also includes depreciation of nutrition-related
e-commerce
websites and social commerce platforms, amortization of acquired formulae intangible assets, facilities, and related personnel expenses.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$11,612	$9,292	$2,320	25%
Nutrition and other	57,158	50,097	7,061	14%

Total cost of revenue	$68,770	$59,389	$9,381	16%

Gross profit
Digital	$82,713	$69,065	$13,648	20%
Nutrition and other	71,625	90,030	(18,405)	(20%)

Total gross profit	$154,338	$159,095	$(4,757)	(3%)

Gross margin
Digital	88%	88%
Nutrition and other	56%	64%
The increase in digital cost of revenue for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily driven by a $1.6 million increase in content assets amortization due to a content asset library (new and existing content) with higher costs being amortized during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Additional customer service of $0.3 million, credit card processing expenses of $0.2 million, and Openfit live training costs of $0.1 million were variable costs associated with the increase in revenue. The digital gross margin was flat from the three months ended June 30, 2020 to the three months ended June 30, 2021.
The increase in nutrition and other cost of revenue for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to a $3.8 million increase in product costs, primarily increased freight expense of $1.9 million and reserve for excess and obsolete inventory of $1.3 million. Other increases include shipping costs by $1.7 million, depreciation by $1.0 million, and fulfillment by $0.6 million. Nutrition and other gross margin decreased as a result of higher freight and shipping rates due to COVID-19 during the three months ended June 30, 2021, a higher reserve for excess and obsolete inventory, and higher depreciation expense for which there is no commensurate revenue.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$22,734	$17,664	$5,070	29%
Nutrition and other	114,153	90,572	23,581	26%
Total cost of revenue	$136,887	$108,236	$28,651	26%
Gross profit
Digital	$166,741	$123,218	$43,523	35%
Nutrition and other	145,699	156,366	(10,667)	(7%)
Total gross profit	$312,440	$279,584	$32,856	12%
Gross margin
Digital	88%	87%
Nutrition and other	56%	63%
The increase in digital cost of revenue for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily driven by a $2.9 million increase in content assets amortization due to a content asset library (new and existing content) with higher costs being amortized during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Additional credit card processing expenses of $0.8 million, customer service of $0.5 million, and Openfit live training costs of $0.2 million were attributable to the increase in revenue. The increase in digital gross margin from the six months ended June 30, 2020 to the six months ended June 30, 2021 was primarily due to the leverage of fixed costs such as depreciation, amortization and personnel-related expenses as revenue increased.
The increase in nutrition and other cost of revenue for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was due to a $13.4 million increase in product costs, $5.3 million increase in shipping costs, $1.4 million increase in fulfillment, and $1.4 million increase in customer service expenses partially attributable to the increase in sales volume. Nutrition and other gross margin decreased as a result of higher freight and shipping rates during the six months ended June 30, 2021, a higher reserve for excess and obsolete inventory, and increases in personnel-related costs and depreciation expense for which there is no commensurate revenue.
Operating Expenses
Selling and Marketing
Selling and marketing expenses primarily include the cost of micro-influencer compensation, advertising, royalties, content revisions, promotions and events, and third-party sales commissions as well as the related personnel expenses for employees and consultants.
We intend to continue to invest in our selling and marketing capabilities and expect this expense to increase in future periods as we release new products and expand internationally. Selling and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue and the timing of our media investments.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Selling and marketing	$140,194	$134,666	$5,528	4%
As a percentage of total revenue	62.8%	61.6%
The increase in selling and marketing expense for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to a $4.5 million increase related to headcount additions and investments in systems focused on driving customer acquisition.
Selling and marketing expense increased, as a percentage of total revenue, due to these customer acquisition costs increasing at a faster rate as compared to the growth in revenue.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Selling and marketing	$284,890	$228,892	$55,998	24%
As a percentage of total revenue	63.4%	59.0%
The increase in selling and marketing expense for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to a $22.0 million increase in media costs to build awareness and conversion on our digital platforms. Additionally, increases in micro-influencer compensation and royalties of $17.7 million, expenses for personnel and systems that support customer acquisition activities of $8.5 million, and Coach events expense of $3.4 million.
Selling and marketing expense increased, as a percentage of total revenue, primarily due to increased media costs to build awareness and drive subscriptions associated with future revenues.
Enterprise technology and development
Enterprise technology and development expenses relate primarily to enterprise systems applications, hardware and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. This includes maintenance and enhancements of the Company’s enterprise resource planning (ERP) system, which is the core of our accounting, procurement, supply chain and other business support systems. Enterprise technology and development also includes reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, and other non—customer facing applications. Enterprise technology and development expenses include personnel-related expenses for employees and consultants who create improvements to and maintain technology systems and are involved in the research and development of new and existing nutritional products, depreciation of enterprise technology-related assets, software licenses, hosting expenses, and technology equipment leases.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Enterprise technology and development	$26,949	$22,373	$4,576	20%
As a percentage of total revenue	12.1%	10.2%
The increase in enterprise technology and development expense for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to a $4.4 million increase in personnel and enterprise systems-related expenses. Enterprise technology and development expense as a percentage of total revenue increased by 190 basis points due to the increases of fixed costs at a faster rate as compared to the growth in revenue.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Enterprise technology and development	$54,038	$43,706	$10,332	24%
As a percentage of total revenue	12.0%	11.3%
The increase in enterprise technology and development expense for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to a $7.7 million increase in personnel-related expenses and a $2.4 million increase in depreciation expense. Enterprise technology and development expense as a percentage of total revenue increased by 70 basis points due to the increases of fixed costs at a faster rate as compared to the growth in revenue.

General and Administrative
General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$17,231	$14,522	$2,709	19%
As a percentage of total revenue	7.7%	6.6%
The increase in general and administrative expense for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to an increase in acquisition costs related to the Business Combination and increases in personnel-related expenses and other general corporate expenses. General and administrative expense as a percentage of total revenue increased by 130 basis points due to acquisition costs related to the Business Combination.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$35,177	$29,706	$5,471	18%
As a percentage of total revenue	7.8%	7.7%
The increase in general and administrative expense for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to an increase in acquisition costs related to the Business Combination and increases in personnel-related expenses and other general corporate expenses. General and administrative expense as a percentage of total revenue was relatively flat primarily due to acquisition costs leveraged by higher revenue.
Other Income (Expenses)
The change in fair value of warrant liabilities consists of the fair value changes of the Public Warrants and Private Warrants and the transaction costs and advisory fees for the Business Combination allocated to the warrants. Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt issuance costs for our Credit Facility. Other income, net, consists of interest income earned on investments and gains (losses) on foreign currency.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Change in fair value of warrant liabilities	$5,390	$—	$5,390	n/m
Interest expense	(305)	(248)	(57)	-23%
Other income, net	1,654	34	1,620	4765%
The change in fair value of warrant liabilities of $5.4 million during the three months ended June 30, 2021 results from the changes in fair value of the warrants following consummation of the Business Combination on June 25, 2021, partially offset by the transaction costs and advisory fees for the Business Combination allocated to the warrants. The increase in interest expense for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to higher outstanding borrowings and for a longer period in 2021 compared to 2020. The increase in other income, net was primarily due to the gain on the investment in the convertible instrument from Myx prior to June 25, 2021; there was no similar investment during the three months ended June 30, 2020.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Change in fair value of warrant liabilities	$5,390	$—	$5,390	n/m
Interest expense	(428)	(343)	(85)	-25%
Other income, net	2,953	442	2,511	568%
The gain on the change in fair value of warrant liabilities of $5.4 million during the six months ended June 30, 2021 results from the changes in fair value of the warrants following consummation of the Business Combination on June 25, 2021, partially offset by the transaction costs and advisory fees for the Business Combination allocated to the warrants. The increase in interest expense for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher outstanding borrowings and for a longer period in 2021 compared to 2020. The increase in other income, net was primarily due to the gain on the investment in the convertible instrument from Myx prior to June 25, 2021; there was no similar investment during the six months ended June 30, 2020.
Income tax benefit
Income tax benefit consists of income taxes related to US federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax benefit	$10,857	$2,677	$8,180	306%
The income tax benefit in the three months ended June 30, 2021 reflects the expected tax benefit, net of valuation allowance on the loss before income taxes for the three months ended June 30, 2021, as compared to the income tax benefit in the three months ended June 30, 2020 which reflects the expected tax benefit on the loss before income taxes for the three months ended June 30, 2020. We recorded deferred tax liabilities in connection with the acquisition of Myx, which was a discrete second quarter 2021 event, which partially reduced our need for a valuation allowance, resulting in income tax benefit recorded during the three months ended June 30, 2021. No valuation allowance was recorded during the three months ended June 30, 2020.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax benefit	$11,252	$4,290	$6,962	162%
The income tax benefit in the six months ended June 30, 2021 reflects the expected tax benefit, net of valuation allowance on the loss before income taxes for the six months ended June 30, 2021, as compared to the income tax benefit in the six months ended June 30, 2020 which reflects the expected tax benefit on the loss before income taxes for the six months ended June 30, 2020. We recorded deferred tax liabilities in connection with the acquisition of Myx, which was a discrete second quarter 2021 event, which partially reduced our need for a valuation allowance, resulting in income tax benefit recorded during the six months ended June 30, 2021. No valuation allowance was recorded during the six months ended June 30, 2020.
Liquidity and Capital Resources
Historically, our operations were financed primarily through cash flow from operating activities and borrowings under our Credit Facility. In connection with the Business Combination, we received cash proceeds, net of issuance costs and cash paid for the acquisition of Myx, net of cash acquired of approximately $352.5 million. As of June 30, 2021, we had cash and cash equivalents of $347.2 million and $32.0 million of borrowing capacity available under our Credit Facility (defined below).
We believe our existing cash and cash equivalent balances, cash flow from operations, and amounts available for borrowing under our Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of growth initiatives, the expansion of selling and marketing activities, the timing of new nutrition product introductions, market acceptance of our nutrition products, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Amended and Restated Credit Agreement
On December 14, 2018, Beachbody, LLC, as borrower, and Old Beachbody and certain of Beachbody, LLC’s subsidiaries, as guarantors, entered into a credit agreement with Bank of America, N.A., as lender, administrative agent and letter of credit issuer for a $35 million revolving credit facility with a $10 million sublimit for letters of credit (the “Credit Facility”). During the six months ended June 30, 2021, the Credit Facility was amended to revise certain financial covenants, to extend the maturity date to June 2022, and temporarily increase the Credit Facility by $20 million for a period of either 90 days, or until the consummation of the Business Combination.
In connection with the transactions contemplated by the Business Combination Agreement, on June 23, 2021, the Credit Facility was amended, which, among other things, (a) permits the consummation of the Business Combination and certain other transactions contemplated by the Business Combination Agreement, and (b) amends certain terms of the Credit Facility to, among other things, (i) enable Old Beachbody and Beachbody, LLC to consummate the Business Combination and certain other transactions contemplated by the Business Combination Agreement, (ii) require that the Company join the Credit Facility as a parent guarantor thereunder, and (iii) require that Myx join the Credit Facility as a subsidiary guarantor thereunder.
As of June 30, 2021 and December 31, 2020, we had no borrowings outstanding under the Credit Facility and a letter of credit was issued for $3.0 million. Borrowings may be either Bloomberg Short-Term Bank Yield Index (“BSBY”) rate loans or base rate loans at our election. BSBY rate loans bear interest at an annual rate equal to the BSBY Rate plus 1.75% to 2.25%, with a minimum BSBY of 0.75%. Base rate loans are at the base rate, as defined in the Credit Facility, plus 0.75% to 1.25%. We also pay a 1.75% to 2.25% fee on the letters of credit outstanding and a 0.375% to 0.5% commitment fee on the unused Credit Facility. The Credit Facility contains certain reporting and financial covenants which require us to maintain a minimum consolidated EBITDA amount and comply with a maximum capital expenditures amount. We were in compliance with all covenants as of June 30, 2021.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(25,487)	$44,046
Net cash used in investing activities	(74,480)	(18,756)
Net cash provided by financing activities	389,775	—
Operating Activities.
 Net cash used in operating activities of $25.5 million for the six months ended June 30, 2021 was primarily due to the net loss of $42.5 million and the net change in operating assets and liabilities of $3.3 million, partially offset by non-cash adjustments
of
$20.3 million. Non-cash adjustments
primarily consisted of depreciation and amortization of $25.9 million, deferred income taxes of ($11.3) million, amortization of content assets of $6.1 million, change in fair value of warrant liabilities of ($5.4) million and equity-based compensation of $5.1 million. The change in net operating assets and liabilities was primarily due to a $14.2 million increase in content assets, $2.0 million increase in accounts receivables, $1.8 million increase in prepaid expenses, and $2.2 million decrease in other liabilities; partially offset by a $16.5 million increase in deferred revenue as a result of the increase in digital subscriptions.
Net cash provided by operating activities of $44.0 million for the six months ended June 30, 2020 was primarily due to the net loss of $18.3 million, offset by non-cash
adjustments of $22.0 million and the net change in operating assets and liabilities of
$40.4 million. Non-cash adjustments
primarily consisted of depreciation and amortization of $20.7 million, amortization of content assets of $3.2 million, equity-based compensation expense of $1.9 million, net unrealized gains on derivative financial instruments of $0.2 million, and deferred income taxes of ($4.0) million. The increase in net operating assets and liabilities was primarily due to a $40.5 million increase in deferred revenue as a result of an increase in digital subscriptions.

Investing Activities.
 Net used in investing activities for the six months ended June 30, 2021 of $74.5 million was related to $37.3 cash consideration for the acquisition of Myx, net of cash acquired, capital expenditures of $27.2 million, the investment in a convertible instrument of $5.0 million, and an equity investment of $5.0 million.
Net cash used in investing activities for the six months ended June 30, 2020 of $18.8 million was related to capital expenditures.
Financing Activities.
 Net cash provided by financing activities of $389.8 million for the six months ended June 30, 2021 was primarily related to the $389.8 million in net proceeds received from the Business Combination.
There was no net cash provided by financing activities for the six months ended June 30, 2020; we borrowed and repaid $32.0 million under the Credit Facility.
Contractual Obligations and Other Commitments
The following table summarizes our contractual cash obligations as of June 30, 2021:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(in thousands)
Operating lease obligations	$39,922	$4,343	$22,963	$12,616	$—
Finance lease obligations	368	81	284	3	—
Noncancelable service and inventory purchase obligations	135,364	124,020	8,844	2,500	—

Total	$175,654	$128,444	$32,091	$15,119	$—

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts
Off-Balance Sheet
Arrangements
We did not have
any off-balance sheet
arrangements as of June 30, 2021.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the unaudited condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders, revenue, expenses, and related disclosures. We re-evaluate
our estimates on an
on-going
basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those noted below.
Revenue Recognition
We record revenue when we fulfill our performance obligation to transfer control of the goods or services to our customers. Control of shipped items is generally transferred when the product is delivered to the customer. The amount of revenue recognized is the consideration that we expect we will be entitled to receive in exchange for transferring goods or services to its customers. Control of services, which are primarily digital subscriptions, transfers over time, and as such, revenue is recognized ratably over the subscription period (up to 12 months), using a mid-month
convention. We sell a variety of bundled products that combine digital subscriptions, nutritional products and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocates the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Revenue is recorded net of expected returns, discounts and credit card chargebacks, which are estimated using our historical experience. Revenue is presented net of sales and value added taxes collected from customers and remitted to applicable government agencies.

Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities acquired in a business combination. Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually in the fourth quarter as of October 1. Additionally, if an event or change in circumstances occurs that would more likely than not reduce the fair value of the reporting unit below its carrying value, we would evaluate goodwill and other intangibles at that time.
In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment
test is not required. If we conclude otherwise, we are required to perform the two-step impairment
test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, an impairment charge will be recorded to reduce the reporting unit to fair value.
We also evaluate qualitative factors to determine whether or not its indefinite lived intangible assets have been impaired and then performs a quantitative test if required.
Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows.
Equity-Based Compensation
We measure and recognize expense for all equity-based awards based on their estimated fair values as of the grant date using the Black-Scholes option-pricing model. We recognize the expense on a straight-line basis over the requisite service period, and forfeitures are accounted for as they occur. Equity-based compensation expense is included in cost of revenue, selling and marketing, enterprise technology and development, and general and administrative expense within the unaudited condensed consolidated statements of operations.
Equity-based compensation expense for options granted to nonemployees is measured based on the fair value of the options issued, which is more reliably determined than the value of goods and services received. The fair value of the equity instruments issued is measured at the performance completion date.
Common Unit Valuations
Prior to the Business Combination, we granted common unit options at an exercise price equal to the fair value as determined by the Board of Managers on the date of grant. Given the absence of a public market for our common units, we were required to estimate the fair value of our common units at the time of each grant of an equity-based award. We utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of our common units. These estimates and assumptions include numerous objective and subjective factors to determine the fair value of our common units at each grant date, including the following factors:

•	Relevant precedent transaction including our capital units;

•	the liquidation preferences, rights, preferences, and privileges of our preferred units relative to the common units;

•	our actual operating and financial performance;

•	current business conditions and projections;

•	our stage of development;

•
the likelihood and timing of achieving a liquidity event for the common units underlying the options, such as an initial public offering, given prevailing market conditions; any adjustment necessary to recognize a lack of marketability of the common units underlying the granted options;

•	the market performance of comparable publicly traded companies; and

•	U.S. and global capital market conditions.
Subsequent to the Business Combination, the Board determines the fair value of the Common Stock based on the closing market price on or around the date of grant.

Income Taxes
Effective April 2, 2019, Old Beachbody made an election with the United States taxing authorities to change its entity status to a regarded C-Corporation from
a regarded pass-through entity for income tax purposes. The consequences of this election were the recognition of a tax provision on our net income earned after that date and the recording of a net deferred tax asset as of the election date of $16.6 million as a benefit for income taxes from operations. The accumulated deficit and other comprehensive loss as of the election date have been eliminated against common units and preferred units with the allocation determined in accordance with the terms of the Beachbody, LLC Operating Agreement.
We are subject to income taxes in the United States, Canada, and the United Kingdom. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
In evaluating its ability to recover deferred tax assets, we consider all available positive and negative evidence, including historical and current operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction
basis. Based on the level of losses, we have established a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized.
We record uncertain tax positions on the basis of
a two-step process
in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition
threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We recognize interest and penalties related to unrecognized tax benefits in interest expense and other income, net, respectively, in the accompanying unaudited condensed consolidated statements of operations. Accrued interest and penalties are included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets.
Recent Accounting Pronouncements
See Note 1, Organization, Business and Summary of Accounting Policies, of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosure About Market Risk
Foreign Currency Risk
We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the three and six months ended June 30, 2021 approximately 11% of our revenue was in foreign currencies. For the three and six months ended June 30, 2020 approximately 8% of our revenue was in foreign currencies These sales were primarily denominated in Canadian dollars and British pounds.
We use derivative instruments to manage the effects of fluctuations in foreign currency exchange rates on our net cash flows. We primarily enter into option and forward contracts to hedge forecasted payments, typically for up to 12 months, for cost of revenue, selling and marketing expenses, general and administrative expenses and intercompany transactions not denominated in the local currencies of our foreign operations. We designate some of these instruments as cash flow hedges and records them at fair value as either assets or liabilities within the consolidated balance sheets. Some of these instruments are freestanding derivatives for which hedge accounting does not apply.

Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged forecasted transaction affects earnings. Deferred gains and losses associated with cash flow hedges of third-party payments are recognized in cost of revenue, selling and marketing or general and administrative expenses, as applicable, during the period when the hedged underlying transaction affects earnings. Changes in the fair value of certain derivatives for which hedge accounting does not apply are immediately recognized directly in earnings to cost of revenue.
A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would not result in a material increase or decrease in cost of revenue and operating expenses.
The aggregate notional amount of foreign exchange derivative instruments at June 30, 2021 and December 31, 2020 was $24.5 million, $34.0 million, respectively.
Interest Rate Risk
We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Credit Facility. We monitor our cost of borrowing under our facility, taking into account our funding requirements, and our expectations for short-term rates in the future. As of June 30, 2021, there were outstanding borrowings under the Credit Facility, and a letter of credit was issued for $3.0 million. A hypothetical 10% change in the interest rate on our Credit Facility for all periods presented would not have a material impact on our financial statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are and, from time to time, we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. There are no material updates to our Form S-4 declared effective on May 27, 2021.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form
10-Q,
including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and the accompanying notes and the information contained in our other public filings before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Summary of Risk Factors
Risks Related to Our Business and Industry

•	If we are unable to anticipate and satisfy consumer preferences and shifting views of health, fitness and nutrition, our business may be adversely affected.

•	The perception of the effects or value of our nutritional products may change over time, which could reduce customer demand.

•	If we are unable to sustain pricing levels for our products and services, our business could be adversely affected.

•
Our marketing strategy relies on the use of social media platforms and any negative publicity on such social media platforms may adversely affect the public perception of our brand, and changing terms or conditions or ways in which advertisers use their platforms may adversely affect our ability to engage with customers, both of which in turn could have a material and adverse effect on our business, results of operations and financial condition. In addition, our use of social media could subject us to fines or other penalties.

•	We may be unable to attract and retain customers, which would materially and adversely affect our business, results of operations and financial condition.

•
Our customers use their connected fitness products and fitness accessories to track and record their workouts. If our products fail to provide accurate metrics and data to our customers, our brand and reputation could be harmed and we may be unable to retain our customers.

•	Our business relies on sales of a few key products.

•	We may be unable to effectively integrate Myx’s business into our operations.

•	If there are any material delays or disruptions in our supply chain, or errors in forecasting of the demand for our products and services, our business may be adversely affected.

•
The failure or inability of our contract manufacturers to comply with the specifications and requirements of our products could result in product recall, which could adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm.

•	If any of our products are unacceptable to us or our customers, or any other change in the competitive landscape and activities of our competitors, our business could be harmed.

•	Our business model relies on high quality customer service, and any negative impressions of our customer service experience may adversely affect our business and result in harm to our reputation.

•	The seasonal nature of our business could cause operating results to fluctuate.

•	If we fail to obtain and retain high-profile strategic relationships, or if the reputation of any of these parties is impaired, our business may suffer.

•	Our founder has control over all stockholder decisions because he controls a substantial majority of our voting power through “super” voting stock.

•	If there is a material change or decline in the continued market acceptance of, and the related growth of, the connected fitness and wellness market, our business could be harmed.
Risks Related to Expansion

•	There can be no assurance that we can further penetrate existing markets or that we can successfully expand our business into new markets.

•	We plan to expand into international markets, which will expose us to significant risks.
Risks Related to Our Personnel

•
We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Data and Information Systems

•
We collect, store, process, and use personal information and other customer data which subjects us to legal obligations and laws and regulations related to data security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

•
Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations.

Risks Related to Laws and Regulations

•
We face risks, such as unforeseen costs and potential liability in connection with allegations of injuries arising from equipment we supply and content we produce, license, advertise, and distribute through our various content delivery platforms.

•
Our nutritional products must comply with regulations of the Food and Drug Administration, or FDA, as well as state, local and applicable international regulations. Any non-compliance
with the FDA or other applicable regulations could harm our business.

•
Our network of micro-influencers could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could have a material adverse effect on our business.

•
Our products or services offered as part of automatically renewing subscriptions or memberships could be found not to be in compliance with laws or regulations in one or more markets, which could have a material adverse effect on our business.

•
Myx may be subject to warranty claims that could result in significant direct or indirect costs, or Myx could experience greater returns than expected, either of which could have an adverse effect on our business, financial condition, and results of operations.

Risk Factors
Risks Related to Our Business and Industry
If we are unable to anticipate and satisfy consumer preferences and shifting views of health, fitness and nutrition, our business may be adversely affected.
The fitness industry is highly susceptible to changes in consumer preferences. Our success depends on our ability to anticipate and satisfy consumer preferences relating to health, fitness and nutrition. Our business is, and all of our workouts and products are, subject to changing consumer preferences that cannot be predicted with certainty. Consumers’ preferences for health and fitness services and products, including the technology through which they consume these services and products, could shift rapidly to offerings different from what we offer, and we may be unable to anticipate and respond to such shifts in consumer preferences. It is also possible that competitors could introduce new products, services and/or technologies that negatively impact consumer preference for our workouts and products. In addition, developments or shifts in research or public opinion on the types of workouts and products we provide could negatively impact our business. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality health and fitness services. Our failure to effectively introduce new health and fitness services that are accepted by consumers could result in a decrease in revenue, which could have a material adverse effect on our financial condition and adversely impact our business.
The perception of the effects of our nutritional products may change over time, which could reduce customer demand.
A substantial portion of our revenues is derived from our Shakeology line of products. We believe that these nutritional products have, or are perceived to have, positive effects on health, and compete in a market that relies on innovation and evolving consumer preferences. However, the nutritional industry is subject to changing consumer trends, demands and preferences. Additionally, the science underlying nutritious foods and dietary supplements is constantly evolving. Therefore, products once considered healthy may over time become disfavored by consumers or no longer be perceived as healthy. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced consumer demand and spending reductions, and could adversely impact our business, financial condition and results of operations. Additionally, ingredients used in our products may become negatively perceived by consumers, resulting in reformulation of existing products to remove such ingredients, which may negatively affect taste or other qualities. Factors that may affect consumer perception of nutritional products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, trends away from specific ingredients in products and increasing awareness of the environmental and social effects of product production. For example, conflicting scientific information on what constitutes good nutrition, diet trends and other weight loss trends may also adversely affect our business from time to time. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer nutritional products that appeal to their needs and preferences on a timely and affordable basis. Failure to do so could have a material adverse effect on our financial condition and adversely impact our business.
We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future of the political and economic environment. Consumer purchases of discretionary items generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. If consumer purchases of subscriptions and products decline, our revenue may be adversely affected.
For example,
COVID-19
continues to affect consumer spending. Continued efforts to contain the effect of the virus have included travel restrictions and restrictions on public gatherings. Many businesses continue to limit non-essential
travel and
in-person
events, and governments across the globe continue to restrict business and personal activities. These efforts have led to an increase in at-home
gyms and workouts which has in turn led to an increase in our consumers, a trend which may be negatively impacted as commercial and office gyms attempt to reopen. The ultimate severity of the coronavirus outbreak and successful distribution and vaccine inoculation results are uncertain at this time and therefore we cannot predict the full impact it may have on our end markets or operations; however, the effect on our results could be material and adverse. Any significant or prolonged decrease in consumer spending on fitness or nutritional products could adversely affect the demand for our offerings, reducing our cash flows and revenues, and thereby materially harming our business, financial condition, results of operations and prospects.
Further,
COVID-19
has had a significant impact on the fitness sector and has increased demand for home fitness solutions as gyms across the country have either been shuttered by government orders or abandoned by members uncertain of their safety in those facilities. While we cannot predict the long-term impact on consumer behavior, we believe that a significant percentage of gym goers do not plan to return to the gym even after widespread distribution of the
COVID-19
vaccine. The adoption of
at-home
connected fitness by the broad market consumer has been accelerated by the pandemic. In addition,
COVID-19
has had an adverse impact on global supply chains, resulting in an increased uncertainty in shipping lead times as well as increased import and logistics costs. However, if a significant percentage of consumers return to the gym and do not continue at-home
fitness, or import and logistics costs continue to increase, our business, financial condition, results of operations and prospects may be adversely affected.
If we are unable to sustain pricing levels for our products and services, our business could be adversely affected.
If we are unable to sustain pricing levels for our products and services, including our nutritional products, digital services and connected fitness products, whether due to competitive pressure or otherwise, our revenue and gross margins could be significantly reduced. Further, our decisions around the development of new ancillary products and services are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business.

Our success depends on our ability to maintain the value and reputation of our brands.
We believe that our brands are important to attracting and retaining customers. Maintaining, protecting, and enhancing our brands depends largely on the success of our marketing efforts, ability to provide consistent, high-quality products, services, features, content, and support, and our ability to successfully secure, maintain, and defend our rights to use our trademarks, logos and other intellectual property important to our brands. We believe that the importance of our brands will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brands could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, including our products, services, technology, subscriber service, content, personnel, industry, distribution and/or marketing channel, and suppliers could diminish confidence in, and the use of, our products and services. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our customer base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and operating results.
Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could adversely affect our business.
The size of our distributor base and the results of our operations may be significantly affected by the perception of our company and similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products and nutritional supplement ingredients;

•	the safety and quality of similar products and ingredients distributed by other companies;

•	our distributors;

•	publicity concerning network marketing; and

•	the direct selling business generally.
Adverse publicity concerning any actual or purported failure of our Company or our distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing business, the licensing of our products for sale in our target markets, or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of our Company and could negatively affect our ability to attract, motivate and retain distributors, which would have a material adverse effect on our ability to generate revenue. We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, sale, labeling, licensing or distribution of our products or promotion of the income opportunity.
In addition, our distributors’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by national media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on our reputation or the market demand for our products.
Our marketing strategy relies on the use of social media platforms and any negative publicity on such social media platforms may adversely affect the public perception of our brand, and changing terms or conditions or ways in which advertisers use their platforms may adversely affect our ability to engage with customers, both of which in turn could have a material and adverse effect on our business, results of operations and financial condition. In addition, our use of social media could subject us to fines or other penalties.
We rely on social media marketing through various social media platforms, such as Instagram, YouTube and Facebook, as a means to engage with our existing customers as well as attract new customers. Existing and new customers alike interact with the brand both organically, through posts by the Beachbody community, as well as through distributors via their own social media accounts. While the use of social media platforms allows us access to a broad audience of consumers and other interested persons, our use of, and reliance on, social media as a key marketing tool exposes us to significant risk of widespread negative publicity. Social media users generally have the ability to post information to social media platforms without filters or checks on accuracy of the content posted. Information concerning the Company or its many brands may be posted on such platforms at any time. Such information may be adverse to our interests or may be inaccurate, each of which can harm our reputation and value of our brands. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our products and offerings, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage. Social media platforms may be used to attack us, our information security systems, including through use of spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial of service attacks, password attacks, “Man in the Middle” attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. As such, the dissemination of information on social media platforms and other online platforms could materially and adversely affect our business, results of operations and financial condition, regardless of the information’s accuracy.
Our reliance on social media platforms for advertising also subjects us to the risk that any change to the platforms’ algorithms, terms and conditions and/or ways in which advertisers may advertise on their platforms may adversely affect our ability to effectively engage with customers and sell our products, which in turn could have a material and adverse effect on our business, results of operations and financial condition.
In addition, our use of social media platforms as a marketing tool could also subject us to fines or other penalties. As laws and regulations, including those from the Federal Trade Commission, State Attorneys General, and other enforcement agencies rapidly evolve to govern the use of these platforms, the failure by us, our distributors, influencers, or other third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could materially and adversely impact our business, results of operations and financial condition or subject us to fines or other penalties.
We may be unable to attract and retain customers, which would materially and adversely affect our business, results of operations and financial condition.
The success of our business depends on our ability to attract and retain customers. Our marketing efforts may not be successful in attracting customers, and membership levels may materially decline over time. Customers may cancel their membership at any time. In addition, we experience attrition, and we must continually engage existing customers and attract new customers in order to maintain membership levels. Some of the factors that could lead to a decline in membership levels include, among other factors:

•	changing desires and behaviors of consumers or their perception of our brand;

•	changes in discretionary spending trends;

•	market maturity or saturation;

•	a decline in our ability to deliver quality service at a competitive price;

•	a failure to introduce new features, products or services that customers find engaging;

•	the introduction of new products or services, or changes to existing products and services, that are not favorably received;

•	technical or other problems that affect the customer experience;

•	an increase in membership fees due to inflation;

•	direct and indirect competition in our industry;

•	a decline in the public’s interest in health and fitness; and

•	a general deterioration of economic conditions or a change in consumer spending preferences or buying trends.
Any decrease in our average fees or higher membership costs may materially and adversely impact our results of operations and financial condition. Additionally, further expansion into international markets may create new challenges in attracting and retaining customers that we may not successfully address, as these markets carry unique risks as discussed below. As a result of these factors, we cannot be certain that our membership levels will be adequate to maintain or permit the expansion of our operations. A decline in membership levels would have an adverse effect on our business, results of operations and financial condition.

Our customers use their connected fitness products and fitness accessories to track and record their workouts. If our products fail to provide accurate metrics and data to our customers, our brand and reputation could be harmed, and we may be unable to retain our customers.
Our customers use their connected fitness products and fitness accessories to track and record certain metrics related to their workouts. Examples of metrics tracked on our platform currently include heartrate and calories burned. These metrics assist our customers in tracking their fitness journeys and understanding the effectiveness of their workouts. We anticipate introducing new metrics and features in the future. If the software used in our connected fitness products or on our platform malfunctions and fails to accurately track, display, or record customers workouts and metrics, we could face claims alleging that our products and services do not operate as advertised. Such reports and claims could result in negative publicity, product liability claims, and, in some cases, may require us to expend time and resources to refute such claims and defend against potential litigation. If our products and services fail to provide accurate metrics and data to our customers, or if there are reports or claims of inaccurate metrics and data or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.
Our business relies on sales of a few key products.
Our digital platforms which provide recurring subscription revenue also provide a significant portion of our revenue, accounting for approximately 42% of revenue for the three months ended June 30, 2021. Our Shakeology dietary supplement product also constitutes a significant portion of our revenue, accounting for approximately 35% of revenue for the three months ended June 30, 2021. If consumer demand for these products decreases significantly or we cease offering these products without a suitable replacement, our operations could be materially adversely affected. Despite these efforts, our financial performance currently remains dependent on a few products. Any significant diminished consumer interest in these products would adversely affect our business. We could also experience adverse financial consequences if we fail to sustain market interest in the newly-added Myx business. We may not be able to develop successful new products or implement successful enhancements to existing products. Any products that we do develop or enhance may not generate sufficient revenue to justify the cost of developing and marketing these products.
We operate in highly competitive markets and we may be unable to compete successfully against existing and future competitors.
Our products and services are offered in a highly competitive market. We face significant competition in every aspect of our business, including at-home
fitness equipment and content, fitness clubs, nutritional products, dietary supplements, and health and wellness apps. Moreover, we expect the competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that compete with ours.
Our competitors may develop, or have already developed, products, features, content, services, or technologies that are similar to ours or that achieve greater acceptance, may undertake more successful product development efforts, create more compelling employment opportunities, or marketing campaigns, or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. In addition, our competitors may have significantly greater resources than us, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products and services, devote greater resources to marketing, advertising and research and development, or be better positioned to withstand substantial price competition. If we are not able to compete effectively against our competitors, they may acquire and engage customers or generate revenue at the expense of our efforts, which could have an adverse effect on our business, financial condition, and operating results. The business of marketing nutritional products is highly competitive and sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, we anticipate that we will be subject to increasing competition in the future from large electronic commerce sellers. Some of these competitors have significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established subscriber bases, and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or subscriber requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets and competition may intensify.
We are also subject to competition for the recruitment of distributors from other organizations, including those that market nutritional products, dietary and nutritional supplements, and personal care products as well as other types of products. Our ability to remain competitive depends, in part, on our success in recruiting and retaining our Coaches through an attractive compensation plan, the maintenance of an attractive product portfolio, and other incentives. We cannot ensure that our programs for recruitment and retention efforts will be successful.
We compete with other direct selling organizations, some of which have longer operating histories and higher visibility, name recognition and financial resources. We compete for new Coaches on the basis of the culture, premium quality products and compensation plan. We envision the entry of many more direct selling organizations into the marketplace as this channel of distribution expands. There can be no assurance that the Company will be able to successfully meet the challenges posed by increased competition.
We also compete for the time, attention and commitment of our independent distributor force. Given that the pool of individuals interested in the business opportunities presented by direct selling tends to be limited in each market, the potential pool of distributors for our products is reduced to the extent other companies successfully recruit these individuals into their businesses. Although we believe that we offer an attractive business opportunity, there can be no assurance that other companies will not be able to recruit our existing distributors or deplete the pool of potential distributors in a given market.
We may be unable to effectively integrate the Myx business into our operations.
The acquisition of Myx, including the Myx brand name, its product line, and all existing equipment, inventory and facilities presents significant challenges for our management team. To be successful, we must effectively and efficiently integrate the Myx business into our organization, including the Myx product line, marketing and distribution system, production facilities, product development teams, and administrative and finance personnel and policies. We must also implement appropriate operational, financial and management systems and controls. We may encounter significant difficulties in this process, any one or more of which could adversely affect our business.
Additionally, our contract manufacturing experience is generally limited to the production of our dietary supplement products. We intend to continue Myx’s contract manufacturing operations, which are much more extensive than our own. We may be unable to operate Myx’s manufacturing operations in a cost-effective or timely manner.
Because of these and other risks, our acquisition of Myx could fail to produce the revenue, earnings and business synergies that we anticipate, in which case our business would be adversely affected.
We have limited control over our suppliers, manufacturers, and logistics providers, which may subject us to significant risks, including the potential inability to produce or obtain quality products on a timely basis or in sufficient quantity in order to meet demand.
We have limited control over our suppliers, manufacturers, and logistics providers, which subjects us to risks, such as the following:

•	inability to satisfy demand for our products or other products or services that we currently offer or may offer in the future;

•	reduced control over delivery timing and product reliability;

•	reduced ability to monitor the manufacturing process and components used in our products;

•	limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions;

•	variance in the manufacturing capability of our third-party manufacturers;

•	price increases;

•	failure of a significant supplier, manufacturer, or logistics provider to perform its obligations to us for technical, market or other reasons;

•	difficulties in establishing additional supplier, manufacturer or logistics provider relationships if we experience difficulties with our existing suppliers, manufacturers, or logistics providers;

•	shortages of materials or components;

•	misappropriation of our intellectual property;

•
exposure to natural catastrophes, pandemics, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured or the components thereof are sourced;

•	changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and logistics providers are located;

•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and

•	insufficient warranties and indemnities on ingredients or components supplied to our manufacturers or performance by these parties.
We also rely on our logistics providers, including last mile warehouse and delivery providers, to complete deliveries to customers. If any of these independent contractors do not perform their obligations or meet the expectations of us or our customers, our reputation and business could suffer.
The occurrence of any of these risks, especially during seasons of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products to our customers.
The failure or inability of our contract manufacturers to comply with the specifications and requirements of our products could result in a product recall, which could adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm.
We sell nutritional products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration, mislabeling and misbranding. We also sell stationary bikes. All of our products are manufactured by independent third-party contract manufacturers. In addition, we do not own a warehouse facility, instead it is managed for us by a third party. Under certain circumstances, we may be required to, or may voluntarily, recall or withdraw products.
A widespread recall or withdrawal of any of our products may negatively and significantly impact our sales and profitability for a period of time and could result in significant losses depending on the costs of the recall, destruction of product inventory, reduction in product availability, and reaction of competitors and consumers. We may also be subject to claims or lawsuits, including class actions lawsuits (which could significantly increase any adverse settlements or rulings), resulting in liability for actual or claimed injuries, illness or death. Any of these events could adversely affect our business, financial condition and results of operations. Even if a product liability claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential consumers and its corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability and product recall insurance in an amount that we believe to be adequate. However, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could adversely affect our business, financial condition and results of operations.

If any of our products are unacceptable to us or our customers, our business could be harmed.
We have occasionally received, and may in the future continue to receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that either meet our technical specifications but that are nonetheless unacceptable to us, or products that are otherwise unacceptable to us or our customers. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers or riders, they could lose confidence in the quality of our products and our results of operations could suffer and our business could be harmed.
Our products and services may be affected from time to time by design and manufacturing defects that could adversely affect our business and result in harm to our reputation.
We offer through Myx complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those which will be offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could make our products and services unsafe, create a risk of environmental or property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time we may experience outages, service slowdowns, or errors that affect our fitness and wellness programming. As a result, our services may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, quality problems could adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and services, delay in new product and service introductions, and lost revenue.
We may incur material product liability claims, which could increase our costs and adversely affect our revenues and operating income.
Additionally, our nutritional and dietary supplement products consist of herbs, vitamins and minerals and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market
regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. We do not always conduct or sponsor clinical studies for our products and previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims thereby requiring us to pay substantial monetary damages and adversely affecting our business.

Our business model relies on high quality customer service, and any negative impressions of our customer service experience may adversely affect our business and result in harm to our reputation.
We rely on high quality overall customer service across all of our products and services. Positive customer service experiences help drive a positive reputation, increased sales and minimization of litigation. For example, once our streaming services and integrated connected-bike products are purchased, our customers rely on our high-touch delivery and set up service to deliver and install their equipment in a professional and efficient manner. Our customers also rely on our support services to resolve any issues related to the use of such services and content. Providing a high-quality customer experience is vital to our success in generating word-of-mouth
referrals to drive sales and for retaining existing customers. The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our customers quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract customers, or to sell additional products and services to existing customers, could be harmed.
The seasonal nature of our business could cause operating results to fluctuate.
We have experienced and continue to expect fluctuations in quarterly results of operations due to the seasonal nature of our business. The months of January to May result in the greatest retail sales due to renewed consumer focus on healthy living following New Year’s Day, as well as significant subscriber enrollment around that time. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter
and year-over-year basis.
If we fail to obtain and retain high-profile strategic relationships, or if the reputation of any of these parties is impaired, our business may suffer.
A principal component of our marketing program has been to develop relationships with high-profile persons, such as Arnold Schwarzenegger and Lebron James, to help us extend the reach of our brand. Although we have relationships with several well-known individuals in this manner, we may not be able to attract and build relationships with new persons in the future. In addition, if the actions of these parties were to damage their or our reputation, our relationships may be less attractive to our current or prospective customers. Any of these failures by us or these parties could materially and adversely affect our business and revenues.
Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.
To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.
Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate consumer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements or we may be subject to higher costs in order to secure the necessary production capacity. An inability to meet consumer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition, and operating results.

Our founder has control over all stockholder decisions because he controls a substantial majority of our voting power through our Class X Common Stock, or “super” voting stock.
As of June 30, 2021, our founder, Carl Daikeler, owns or controls “super” voting shares of the Company representing approximately 84.8% of the voting power of the Company. Mr. Daikeler and certain of his affiliated entities own a majority of the Company’s outstanding Class X Common Stock, which stock carries 10 votes per share, and, therefore, will control a majority of the voting power of the Company’s outstanding common stock. The Class X Common Stock carries substantially similar rights as the Class A Common Stock, except that each share of Class X Common Stock carries 10 votes. Therefore, Mr. Daikeler alone can exercise voting control over a majority of our voting power. As a result, Mr. Daikeler has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors, amendments to our organizational documents and approval of major corporate transactions. This concentrated control could give our founder the ability to delay, defer or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that other stockholders support. Conversely, this concentrated control could allow our founder to consummate such a transaction that our other stockholders do not support. In addition, our founder may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.
The Class X Common Stock will automatically convert into Class A Common Stock if Mr. Daikeler no longer provides services to Beachbody as a senior executive officer or director or if Mr. Daikeler and certain of his affiliates have sold more than 75% of the shares of Class X Common Stock held by them at the time of the consummation of the Business Combination when they were originally issued.
As our Chief Executive Officer, Mr. Daikeler has control over our day-to-day
management and the implementation of major strategic investments of our company, subject to authorization and oversight by our board of directors. As a board member and officer, Mr. Daikeler owes a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Daikeler is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally. Even if Mr. Daikeler’s employment with us is terminated, he will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval.
The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.
Our Class X Common Stock has 10 votes per share, our Class A Common Stock has one vote per share, and our Class C Common Stock has no voting rights. Because our Class C Common Stock carries no voting rights, the issuance of the Class C Common Stock, including in future stock-based acquisition transactions, to fund employee equity incentive programs or otherwise could continue Mr. Daikeler’s current relative voting power and his ability to elect our directors and to determine the outcome of most matters submitted to a vote of our stockholders because, in the event of such an issuance of Class C Common Stock, the voting control of holders of Class X Common Stock would not be affected whereas the economic power of the Class X Common Stock would be diluted. This concentrated control limits or severely restricts other stockholders’ ability to influence corporate matters and we may take actions that some of our stockholders do not view as beneficial, which could reduce the market price of our Class A Common Stock and our Class C Common Stock.
Because the Company is a “controlled company” within the meaning of the NYSE rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies
So long as more than 50% of the voting power for the election of directors of the Company is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As of June 30, 2021, Mr. Daikeler and certain of his affiliates control approximately 84.8% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards and may elect not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
Mr. Daikeler may have his interest in the Company diluted due to future equity issuances or his own actions in selling shares of Class X Common Stock, in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. We might then be required to comply with those provisions of the NYSE listing requirements.
We track certain operational and business metrics with internal methods that are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain operational and business metrics, including total workouts and average monthly workouts per connected fitness subscription, with internal methods, which are not independently verified by any third party and, are often reliant upon an interface with mobile operating systems, networks and standards that we do not control. Our internal methods have limitations and our process for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal methods we use under-count or over-count metrics related to our total workouts, average monthly workouts per connected fitness subscription or other metrics as a result of algorithm or other technical errors, the operational and business metrics that we report may not be accurate. In addition, limitations or errors with respect to how we measure certain operational and business metrics may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our operational and business metrics are not accurate representations of our business, market penetration, retention or engagement; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, and our operating and financial results could be adversely affected.
Risks Related to Expansion
There can be no assurance that we can further penetrate existing markets or that we can successfully expand our business into new markets.
Our ability to further penetrate existing markets in which we compete or to successfully expand our business into additional countries in Western Europe, Asia, or elsewhere, to the extent we believe that we have identified attractive geographic expansion opportunities in the future, are subject to numerous factors, many of which are out of our control. These factors may include, among others, challenges around supplement formulations, localization, harmonization, market size and acceptance, costs, competitors, geopolitical stability, labor market dynamics, legal and regulatory, culture and language, infrastructure, supply chain, payment processing, customer service, payment method, taxes, foreign exchange, and repatriation.
In addition, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could have a material adverse effect on our business, financial condition and results of operations. Also, our ability to increase market penetration in some countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity. Moreover, our growth will depend upon improved training and other activities that enhance distributor retention in our markets. We cannot assure you that our efforts to increase our market penetration and distributor retention in existing markets will be successful.
We plan to expand into international markets, which will expose us to significant risks.
We are currently expanding our operations to other countries, which requires significant resources and management attention and subjects us to regulatory, economic, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international markets, including:

•
difficulty establishing and managing international operations and the increased operations, travel, infrastructure, including establishment of local delivery service and customer service operations, and legal compliance costs associated with locations in different countries or regions;

•	the need to vary pricing and margins to effectively compete in international markets;

•	the need to adapt and localize products for specific countries, including obtaining rights to third-party intellectual property and potentially unique music rights or licenses used in each country;

•	increased competition from local providers of similar products and services;

•	the ability to obtain, protect and enforce intellectual property rights abroad;

•	the need to offer content and customer support in various languages;

•	difficulties in understanding and complying with local laws, regulations, and customs in other jurisdictions;

•
complexity and other risks associated with current and future legal and regulatory requirements in other countries, including legal requirements related to advertising, our supplements and nutritional products, consumer protection, consumer product safety and data privacy;

•	varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;

•	tariffs and other non-tariff barriers, such as quotas and local content rules, as well as tax consequences;

•	fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and

•	political or social unrest or economic instability in a specific country or region in which we operate.
We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may face limited brand recognition in parts of the world that could lead to non-acceptance
or delayed acceptance of our products and services by consumers in new markets. We may also face challenges to acceptance of our fitness, supplements and nutritional products, and wellness content in new markets. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition, and operating results.
We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
As part of our business strategy, we have made or may make investments in other companies, products, or technologies in the future. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers or investors. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and operating results. Moreover, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.
To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and could have an adverse effect on our business, financial condition, and operating results.

Covenants in the loan and security agreement governing our revolving credit facility may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.
We entered into a Credit Agreement with Bank of America in 2018, providing for a $35 million secured revolving line of credit. The revolving credit facility contains various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make certain distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. Pursuant to the Credit Agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 12 of our unaudited condensed consolidated financial statements as of and for the periods ended June 30, 2021 contained elsewhere in this Report for additional information.
Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our Credit Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral. If the debt under our Credit Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results.
Risks Related to Our Personnel
Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.
The labor costs associated with our businesses are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the U.S., as well as the minimum wage in a number of individual states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Our employees may seek to be represented by labor unions in the future or negotiate additional compensation. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages, we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our visits. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations.
If we cannot maintain our culture as we grow, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our culture, which is based on our core purpose that we are here to help people achieve their goals and lead healthy, fulfilling lives. As we continue growing and developing our infrastructure, we will need to maintain our culture among a larger number of employees, dispersed across various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, financial condition and results of operations.
Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our executives in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying growth opportunities, and leading general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Imperative to our success are also our fitness trainers, instructors and influencers, whom we rely on to develop safe, effective and fun workouts for our customers and to bring new, exciting and innovative fitness content to our platform. If we are unable to attract or retain creative and experienced trainers and nutritionists, we may not be able to generate workout content or dietary supplements on a scale or of a quality sufficient to retain or grow our membership base. The loss of one or more of our executive officers or other key employees, including any of our trainers, could have a serious adverse effect on our business. The replacement of one or more of our executive officers or other key employees would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. To continue to execute our growth strategy, we also must identify, hire and retain highly skilled personnel. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Data and Information Systems
We collect, store, process, and use personal information and other customer data, which subjects us to legal obligations and laws and regulations related to data security and privacy, and any actual or perceived failure to meet those obligations could harm our business.
We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses, phone numbers and geolocation. Federal, state, and international laws and regulations governing data privacy, data protection, and
e-commerce
transactions require us to safeguard our customers’ personal information.
Many jurisdictions continue to consider the need for greater regulation or reform to existing regulatory frameworks for data privacy and data protection. In the United States, all 50 states have now passed laws to regulate the actions that a business must take in the event of a data breach, such as prompt disclosure and notification to affected users and regulatory authorities. In addition to data breach notification laws, some states have also enacted statutes and rules governing the ways in which businesses may collect, use, and retain personal information, granting data privacy rights to certain individuals, or requiring businesses to reasonably protect certain types of personal information they hold or otherwise comply with certain data security requirements for personal information. One such example is the California Consumer Privacy Act which came into effect in 2020. The U.S. federal and state governments will likely continue to consider the need for greater regulation aimed at restricting certain uses of personal data. In the European Union (EU), the General Data Protection Regulation (GDPR) came into effect in 2018 and implemented stringent operational requirements for processors and controllers of personal data, including, for example, requiring expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notifications, and higher standards for data controllers to demonstrate that they have obtained either valid consent or have another legal basis to justify their data processing activities. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities, which could further limit our ability to use and share personal data and could require localized changes to our operating model. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the United States. For example, in 2020 the Court of Justice of the EU invalidated the
EU-U.S.
Privacy Shield Framework (a mechanism for the transfer of personal information to the EU to the US) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In addition, after the United Kingdom, or UK, left the EU, the UK enacted the UK GDPR, which together with the amended UK Data Protection Act 2018 retains the GDPR in UK national law, but also creates complexity and uncertainty regarding transfers between the UK and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model. Other jurisdictions besides the United States, EU and UK also have laws governing data privacy and security, such as Brazil’s Lei Geral de Proteção de Dados (LGPD), or are considering the adoption of new laws. Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in some jurisdictions.

In order for us to maintain or become compliant with applicable laws as they come into effect, it may require substantial expenditures of resources to continually evaluate our policies and processes and adapt to new requirements that are or become applicable to us. Complying with any additional or new regulatory requirements on a jurisdiction-by-jurisdiction
basis may impose significant burdens and costs on our operations or require us to alter our business practices. While we strive to materially comply with data protection laws and regulations applicable to us, any failure or perceived failure by us to comply with applicable data privacy laws and regulations, including in relation to the collection of necessary end-user
consents and providing
end-users
with sufficient information with respect to our use of their personal data, may result in fines and penalties imposed by regulators. For example, under the GDPR and UK GDPR, significant fines may be assessed for non-compliance.
In addition, we could also face governmental enforcement actions (including enforcement orders requiring us to cease collecting or processing data in a certain way), litigation and/or adverse publicity. Proceedings against us — regulatory, civil or otherwise — could force us to spend money and devote resources in the defense or settlement of, and remediation related to, such proceedings. Additionally, our international business expansion could be adversely affected if existing or future laws and regulations are interpreted or enforced in a manner that is inconsistent with our current business practices or that requires changes to these practices. If these laws and regulations materially limit our ability to collect, transfer, and use user data, our ability to continue our current operations without modification, develop new services or features of the products and expand our user base may be impaired.
Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technology effectively, could adversely affect our business and operations.
Certain of our information technology systems are designed and maintained by us and are critical for the efficient functioning of our business, including the manufacture and distribution of our connected fitness products, online sales of our connected fitness products, and the ability of our customers to access content on our platform. Our rapid growth has, in certain instances, strained these systems. As we grow, we continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill customer orders and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our information technology systems, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain.
In addition, any unexpected technological interruptions to our systems or websites would disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, sell our connected fitness products online, provide services to our customers, and otherwise adequately serve our customers.
Nearly all of our revenue is generated over the internet via our websites, mobile applications and third-party OTT services and websites. The operation of our direct-to-consumer
e-commerce
business through our mobile applications and websites depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our products.
Moreover, the ability of our customers to access the content on our platform could be diminished by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches, or variability in subscriber traffic for our platform. Platform failures would be most impactful if they occurred during peak platform use periods, which generally occur before and after standard work hours. During these peak periods, there are a significant number of customers concurrently accessing our platform and if we are unable to provide uninterrupted access, our customers’ perception of our platform’s reliability may be damaged, our revenue could be reduced, our reputation could be harmed, and we may be required to issue credits or refunds, or risk losing customers.
In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner which could have a material adverse effect on our business, financial condition, and operating results.

If we are unable to maintain a good relationship with Apple, our business will suffer.
The Apple App Store is a key primary distribution platform for our Beachbody app. We expect to generate a significant portion of our revenue through the platform for the foreseeable future. Any deterioration in our relationship with Apple would harm our business and revenue.
We are subject to Apple’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on their platform.
Our business would be harmed if:

•	Apple discontinues or limits access to its platform by us and other app developers;

•	Apple removes app from their store; or

•
Apple modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or change how the personal information of its users is made available to application developers on their platform or shared by users from Apple’s strong brand recognition and large user base.

If Apple loses its market position or otherwise falls out of favor with Internet users, we would need to identify additional channels for distributing our app, which would consume substantial resources and may not be effective. In addition, Apple has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us.
If we suffer a security breach or otherwise fail to properly maintain the confidentiality and integrity of our data, including customer credit card, debit card and bank account information, our reputation and business could be materially and adversely affected.
In the ordinary course of business, we collect and transmit customer and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information. We also use vendors and, as a result, we manage a number of third-party contractors who have access to our confidential information, including third party vendors of IT and data security systems and services.
We could be subject to a cyber incident or other adverse event that threatens the confidentiality, integrity or availability of information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, vendors and employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service
attacks, physical or electronic
break-ins,
third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to customer data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets.
Some of the data we collect or process is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees and others. Because we accept electronic forms of payment from customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide credit card processing. We also maintain important internal company data, such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of customer, distributor, and employee data are critical to us.

Despite the security measures we have in place to comply with applicable laws and rules, our facilities and systems, and those of our third-party service providers (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human errors or other similar events. Furthermore, the size and complexity of our information systems, and those of our third-party vendors (as well as their third-party service providers), make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. While we have agreements requiring our third-party service providers to use best practices for data security, we have no operational control over them. Because such attacks are increasing in sophistication and change frequently in nature, we and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our third-party vendors (as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived security breach, act of cyber terrorism or sabotage, vandalism or theft, computer virus, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business.
If our security and information systems, or those of our vendors, are compromised or if our employees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could materially and adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties arising from violations of federal and state laws and payment card industry regulations, including those promulgated by industry groups, such as the Payment Card Industry Security Standards Council, National Automated Clearing House Association, or NACHA, Canadian Payments Association and individual credit card issuers. Under laws, regulations and contractual obligations, a cyber incident could also require us to notify customers, employees or other groups of the incident or could result in adverse publicity, loss of sales and profits, or an increase in fees payable to third parties. We could also incur penalties or remediation and other costs that could materially and adversely affect the operation of our business and results of operations. We maintain insurance coverage to address cyber incidents, and have also implemented processes, procedures and controls to help mitigate these risks; however, these measures do not guarantee that our reputation and financial results will not be adversely affected by such an incident.
We rely heavily on information systems, and any material failure, interruption or weakness may prevent us from effectively operating our business and damage our reputation.
We increasingly rely on information systems, including our technology-enabled platform through which we distribute workouts to our consumer base, point-of-sale
processing systems and other information systems managed by third parties, to interact with our customers, billing information and other personally identifiable information, collection of cash, legal and regulatory compliance, management of our supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems, and any potential failure of third parties to provide quality uninterrupted service is beyond our control.
Our operations depend upon our ability, and the ability of our third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service
attacks and other disruptions. The failure of these systems to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security or other unanticipated problems could result in interruptions to or delays in our business and customer service and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our third-party service providers (as well as their third-party service providers), fail and our or our providers’ third-party back-up
or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced, and the reputation of our brand and our business could be materially and adversely affected.

Risks Related to Laws and Regulations
We face risks, such as unforeseen costs and potential liability in connection with content we produce, license and distribute through our content delivery platform.
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, violations for rights of publicity, or other claims based on the nature and content of materials that we produce, license and distribute. We also may face potential liability for content used in promoting workouts and products, including marketing materials. We may decide to remove content from our workouts or to discontinue or alter our production of types of content if we believe such content might not be well received by our customers or could be damaging to our brand and business.
To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear in our products, or if we become liable for content we produce, license or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.
Our nutritional products must comply with regulations of the Food and Drug Administration, or FDA, as well as state, local and applicable international regulations. Any non-compliance
with the FDA or other applicable regulations could harm our business.
Our products must comply with various FDA rules and regulations, including those regarding product manufacturing, marketing, food safety, required testing and appropriate labeling of our products. Conflicts between state and federal law regarding definitions of ingredients, as well as labeling requirements, may lead to non-compliance
with state and local regulations. For example, states may maintain narrower definitions of ingredients, as well as more stringent labeling requirements, of which we are unaware. Any non-compliance
at the state or local level could also adversely affect our business, financial condition and results of operations.
Because we do not manufacture our products directly, we must rely on these manufacturers to maintain compliance with regulatory requirements. Although we require our contract manufacturers to be compliant, we do not have direct control over such facilities. Failure of our contract manufacturers to comply with applicable regulations could have an adverse effect on our business.
Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.
Elements of our businesses, including the production, storage, distribution, sale, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, and sale of automatically renewing subscriptions, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as the laws and regulations administered by government entities and agencies outside the United States in markets in which our products or components thereof (such as packaging) may be made, manufactured or sold. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in:

•	food and drug laws (including FDA and international regulations);

•	laws related to product labeling;

•	advertising and marketing laws and practices;

•	laws and programs restricting the sale and advertising of products;

•	laws and programs aimed at reducing, restricting or eliminating ingredients present in our supplement products;

•	laws and programs aimed at discouraging the consumption of products or ingredients or altering the package or portion size of our products;

•	state consumer protection and disclosure laws;

•	taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products; competition laws;

•	anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, and the UK Bribery Act of 2010, or Bribery Act;

•	economic sanctions and anti-boycott laws, including laws administered by the U.S. Department of Treasury, Office of Foreign Assets Control and the European Union;

•
laws relating to export,
re-export,
transfer, and import controls, including the Export Administration Regulations, the EU Dual Use Regulation, and the customs and import laws administered by the U.S. Customs and Border Protection;

•	labor and employment laws;

•	laws related to automatically renewing subscriptions and cancellation of such subscriptions;

•	data collection and privacy laws; and

•	environmental laws.
New laws, regulations or governmental policies and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on the sale of our products, ingredients contained in our products or commodities used in the production of our products, may alter the environment in which we do business and, therefore, may impact our operating results or increase its costs or liabilities. In addition, if we fail to adhere to such laws and regulations, we could be subject to regulatory investigations, civil or criminal sanctions, as well as class action litigation, which has increased in its industry in recent years.
Our Coach network program could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could have a material adverse effect on our business.
Our Coach network program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our Coach network program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing programs generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail
sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our Coach network program is in full compliance with applicable laws or regulations governing network marketing programs, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our Coach network program to comply with current or newly adopted regulations could have a material adverse effect on our business in a particular market or in general.
We are also subject to the risk of private party challenges to the legality of our Coach network program. The network marketing programs of other companies have been successfully challenged in the past. An adverse judicial determination with respect to our Coach network program, or in proceedings not involving us directly but which challenge the legality of network marketing systems, could have a material adverse effect on our business.
Our products or services offered as part of automatically renewing subscriptions or memberships could be found not to be in compliance with laws or regulations in one or more markets, which could have a material adverse effect on our business.
Certain of our products and services include subscriptions and memberships that automatically renew unless cancelled by the subscribing consumer. There are a number of consumer-protection regulations at the state and federal level that govern how automatically renewing subscriptions are offered, including the types of notices that must be provided to consumers upon sign-up,
and the manner in which consumers are able to cancel such renewals. We are subject to the risk that, in one or more markets, our automatically renewing subscription products could be found not to be in compliance with applicable law or regulations. This could result in regulatory bodies or a private party bringing an action that challenges the legality of our subscription products. These actions, including those without merit, could result in us having to expend significant litigation costs to defend against such claims, incur penalties or pay damages as a result of legal judgments against us, or require us to change elements of our automatically renewing subscription products. Each of these could have a material adverse effect on our business.

Changes in legislation or requirements related to EFT, or our failure to comply with existing or future regulations, may materially and adversely impact our business.
We derive a significant amount of revenue from auto-renewal arrangements incorporated within our programs, which require express consent from our customers to commence. Any changes in the laws, regulations or interpretations of the laws regarding auto-renewal arrangements, or increased enforcement of such laws and/or regulations, could adversely affect our ability to engage or retain customers and harm our financial condition and operating performance. Our business relies heavily on the fact that our subscriptions continue on a recurring basis after the completion of any initial term requirements, and compliance with these laws and regulations and similar requirements may be onerous and expensive. In addition, variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have fitness membership statutes may be applicable to us and could provide harsh penalties for violations, including membership contracts being void or voidable. Our failure to comply fully with these rules or requirements may subject us to fines, higher transaction fees, penalties, damages and civil liability and may result in the loss of our ability to accept EFT payments, which would have a material adverse effect on our business and in turn our results of operations and financial condition. In addition, any such costs, which may arise in the future as a result of changes to the legislation and regulations or in their interpretation, could individually or in the aggregate cause us to change or limit our business practice, which may make our business model less attractive to our customers.
We are subject to a number of risks related to ACH, credit card and debit card payments we accept.
We accept payments through ACH, credit card and debit card transactions. For ACH, credit card and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our subscriptions, which could cause us to lose customers, or suffer an increase in our operating expenses, either of which could harm our operating results.
If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our customer satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our customers’ credit cards, debit cards or bank accounts on a timely basis or at all, we could lose subscription revenue, which would harm our operating results.
If we fail to adequately control fraudulent ACH, credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher ACH, credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. The termination of our ability to process payments through ACH transactions or on any major credit or debit card would significantly impair our ability to operate our business.
As consumer behavior shifts to use emerging forms of payment, there may be an increased reluctance to use ACH or credit cards for membership dues and point of sale transactions which could result in decreased revenues as consumers choose to give their business to competition with more convenient forms of payment. We may need to expand our information systems to support newer and emerging forms of payment methods, which may be time-consuming and expensive and may not realize a return on our investment.

We are subject to payment processing risk.
Our customers pay for our products and services using a variety of different payment methods, including credit and debit cards and gift cards. We rely on third parties to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances
of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage our third-party payment processors to bill customers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact customer acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our service.
We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.
The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of technologies. Our products may be subject to U.S. export controls, which may require submission of a product classification and annual or semi-annual reports. Compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our products and services in international markets, prevent our international customers from accessing our products and services, and, in some cases, prevent the export of our products and services to some countries altogether.
Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products and services could be provided to those targets or provided by our customers. Any such provision could have negative consequences, including government investigations, penalties, reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.
We could be subject to future enforcement action with respect to compliance with governmental export and import controls and economic sanctions laws that result in penalties, costs, and restrictions on export privileges that could have an adverse effect on our business, results of operations and financial condition.
Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws that prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other parties or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations and financial condition.
We have begun to implement an anti-corruption compliance program and policies, procedures and training designed to foster compliance with these laws; however, our employees, contractors, and agents, and companies to which we outsource some of our business operations, may take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, operating results and prospects.

Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.
Our success depends in large part on our proprietary content and technology and our trademarks, copyrights, patents, trade secrets and other intellectual property rights. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, trade secret and patent laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. However, our efforts to obtain and protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.
Effective protection of patents, trademarks, and domain names is expensive and can be difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment
could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products and services are available. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.
In order to protect our brand and intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Enforcement actions and litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect, and enforce our intellectual property rights could seriously damage our brand and our business.
We have been, and may in the future be, subject to claims that we infringed certain intellectual property rights of third parties, and such claims could result in costly litigation expenses or the loss of significant rights related to, among other things, our products and marketing activities, including as it relates to Myx stationary bike products.
There may be intellectual property rights held by others, including issued or pending patents, trademarks, and copyrights, and applications of the foregoing, that they allege cover significant aspects of our products, services, content, branding, or business methods. We have received in the past, and may receive in the future, communications from third parties, including practicing and non-practicing
entities, claiming that we may have infringed, misused, or otherwise misappropriated their intellectual property rights. Moreover, companies in the stationary bicycle space are frequent targets of entities seeking to enforce their rights in their intellectual property, or to otherwise profit from royalties in connection with grants of licenses in their intellectual property. These intellectual property claims include enforcement of a broad variety of patents that cover various elements of stationary bicycle products.

Defending against intellectual property infringement claims may result in costly litigation expenses and diversion of technical and management personnel. It also may result in our inability to use certain technologies, content, branding, or business methods found to be in violation of another party’s rights. As a result of a dispute, we may have to develop non-infringing
technology, enter into royalty or licensing agreements, revise our marketing activities, cease the sale of certain products, or take other actions to resolve the claims that would result in additional cost and expense to our business. Any of these results could materially adversely affect our ability to compete and our business, results of operations, and financial condition.
Our subscriber engagement on mobile devices depends upon effective operation with mobile operating systems, networks, and standards that we do not control.
A growing portion of our customers access our platform through Openfit/Beachbody on Demand, or BOD, and there is no guarantee that popular mobile devices will continue to support Openfit/BOD or that mobile device users will use Openfit/BOD rather than competing products. We are dependent on the interoperability of Openfit/BOD with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. Additionally, in order to deliver high-quality mobile content, it is important that our digital offering is designed effectively and works well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our customers to access and use our platform on their mobile devices or customers find our mobile offerings do not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or if our customers choose not to access or use our platform on their mobile devices or use mobile products that do not offer access to our platform, our subscriber growth and subscriber engagement could be adversely impacted.
In addition, a portion of our customers access our products through over-the-top
(“OTT”) services such as AppleTV and Roku. These OTT services are managed by third parties that we do not control, and any changes in such systems or services that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage through these services.
Myx may be subject to warranty claims that could result in significant direct or indirect costs, or Myx could experience greater returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.
Our Myx platform generally provides a minimum
12-month
limited warranty on all of our bikes. The occurrence of any material defects in our products could make it liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of its products could affect our brand image, decrease consumer and subscriber confidence and demand, and adversely affect our financial condition and operating results. Also, while its warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results.
Risks Related to Ownership of Our Common Stock
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day
management of our business, which could adversely affect our business, results of operations and financial condition.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.
Further, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal controls over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price of our shares would likely be negatively impacted. In the event securities or industry analysts initiated coverage, and one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.
As a public company, we are subject to additional laws, regulations and stock exchange listing standards, which imposes additional costs on us and may strain our resources and divert our management’s attention.
As a company with publicly-traded securities, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE and other applicable securities laws and regulations. These rules and regulations require the adoption of additional controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs. These obligations also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. Furthermore, as a public company our business and financial condition is more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our common stock.

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents or our stockholders, (3) any action asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL, (4) any action to interpret, apply, enforce or determine the validity of our Proposed Charter or Bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. A complaint asserting a cause of action under the Securities Act may be brought in state or federal court. With respect to the Exchange Act only claims brought derivatively under the Exchange Act would be subject to the forum selection clause described above. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws to be inapplicable or unenforceable in such action. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and operating results. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
Our ability to raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. However, the lapse or waiver of any lock up restrictions or any sale or perception of a possible sale by our stockholders, and any related decline in the market price of our common stock, could impair our ability to raise capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

General Risk Factors
Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. As a result, you should not rely on our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	the continued market acceptance of, and the growth of the connected fitness and wellness market;

•	our ability to maintain and attract new customers;

•	our development and improvement of the quality of the subscriber experience, including, enhancing existing and creating new content, services, nutritional supplements, technology, and features;

•	the continued development and upgrading of our technology platform;

•	the timing and success of new product, service, feature, and content introductions by us or our competitors or any other change in the competitive landscape of our market;

•	pricing pressure as a result of competition or otherwise;

•	delays or disruptions in our supply chain;

•	errors in our forecasting of the demand for our products and services, which could lead to lower revenue or increased costs, or both;

•	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	the continued maintenance and expansion of last mile delivery and maintenance services for our fitness products;

•	successful expansion into international markets;

•	seasonal fluctuations in subscriptions and usage of fitness products by our customers, each of which may change as our products and services evolve or as our business grows;

•	the diversification and growth of our revenue sources;

•	our ability to maintain gross margins and operating margins;

•	constraints on the availability of consumer financing or increased down payment requirements to finance purchases of our integrated fitness products;

•	system failures or breaches of security or privacy;

•	adverse litigation judgments, settlements, or other litigation-related costs, including content costs for past use;

•
changes in the legislative or regulatory environment, including with respect to privacy, consumer product safety, and advertising, or enforcement by government regulators, including fines, orders, or consent decrees;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	changes in our effective tax rate;

•	changes in accounting standards, policies, guidance, interpretations, or principles; and

•	changes in business or macroeconomic conditions, including lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages.
Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results.
The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Changes in U.S. tax law may have an adverse effect on our business, financial condition and results of operations and affect the U.S. federal tax considerations of the purchase, ownership and disposition of the common stock.
Potential tax reforms in the U.S. may result in significant changes in the rules governing United States federal income taxation. Such changes may have an adverse effect on our business, financial condition and results of operations. Such changes may also affect the U.S. federal tax considerations of the purchase, ownership and disposition of our common stock.

We may be subject to obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could adversely harm our business.
State and local jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our trainings in various jurisdictions is unclear. While we do not believe we are currently required to collect and remit sales or similar taxes on our trainings in any jurisdiction in which we are not collecting such tax, we could face the possibility of tax assessments and audits. A successful assertion that we should be collecting sales, use, value added or other taxes on our trainings in those jurisdictions where we do not do so or have not historically done so could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our services or otherwise harm our business, results of operations and financial condition.
We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints both domestically and abroad.
In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our distributors are in compliance with all of these regulations. Our failure or our distributors’ failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could have a material adverse effect on our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in significant loss of sales revenues.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to conduct due diligence on and disclose whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We will be subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. If we have material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.
In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already engaged additional resources to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
We also expect that being a public company and complying with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as disclosed in our Current Report on Form 8-K filed with the SEC on July 1, 2021, there were no sales of unregistered equity securities during the six months ended June 30, 2021.
Item 5. Other Information.
The following table sets forth our financial results for the quarters indicated:

(in thousands)			Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2020	2020	2020	2020	2021	2021
			(unaudited)
Revenue:
Digital	$62,525	$78,357	$99,082	$94,841	$95,150	$94,325
Nutrition and other	106,811	140,127	152,397	129,442	131,069	128,783

Total revenue (1)	169,336	218,484	251,479	224,283	226,219	223,108
Cost of revenue:
Digital	8,372	9,292	9,843	10,778	11,122	11,612
Nutrition and other	40,475	50,097	61,082	59,768	56,995	57,158

Total cost of revenue	48,847	59,389	70,925	70,546	68,117	68,770
Gross profit	120,489	159,095	180,554	153,737	158,102	154,338
Operating expenses:
Selling and marketing	94,226	134,666	123,980	111,128	144,696	140,194
Enterprise technology and development	21,333	22,373	23,852	25,478	27,089	26,949
General and administrative	15,184	14,522	16,523	18,589	17,946	17,231
Restructuring gain	—	—	(1,677)	—	—	—

Total operating expenses	130,743	171,561	162,678	155,195	189,731	184,374

Operating income (loss)	(10,254)	(12,466)	17,876	(1,458)	(31,629)	(30,036)
Change in fair value of warrant liabilities	—	—	—	—	—	5,390
Interest expense	(95)	(248)	(90)	(95)	(123)	(305)
Other income, net	408	34	114	111	1,299	1,654

Income (loss) before income taxes	(9,941)	(12,680)	17,900	(1,442)	(30,453)	(23,297)
Income tax benefit (provision)	1,613	2,677	(4,129)	(15,430)	395	10,857

Net income (loss)	$(8,328)	$(10,003)	$13,771	$(16,872)	$(30,058)	$(12,440)

Adjusted for:
Depreciation and amortization	10,144	10,534	11,203	12,376	13,726	12,215
Amortization of capitalized cloud computing implementation costs	—	—	—	186	168	168
Amortization of content assets	1,481	1,715	1,907	2,382	2,817	3,302
Interest expense	95	248	89	95	123	305
Income tax provision (benefit)	(1,613)	(2,677)	4,129	15,430	(395)	(10,857)
Equity-based compensation	895	1,013	1,261	2,229	2,573	2,522
Transaction costs	—	—	612	855	633	1,509
Restructuring gain	—	—	(1,677)	—	—	—
Other adjustment items	—	—	—	—	—	6,038
Non-operating costs	(6)	60	77	(151)	(1,331)	(7,147)

Adjusted EBITDA	$2,668	$890	$31,372	$16,530	$(11,744)	$(4,385)

Myx revenue (1)	647	2,307	9,124	17,592	17,038	14,265
Pro forma consolidated revenue (2)	169,983	220,791	260,603	241,875	243,257	237,286

(1)	Includes Myx revenue for the period from June 26, 2021 to June 30, 2021 of $88.
(2)	Reflects combined revenue as if Myx had been fully consolidated in the results presented above.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., BB Merger Sub, Inc., Myx Merger Sub, LLC, The Beachbody Company Group, LLC, And Myx Fitness Holdings, LLC. (incorporated by reference to Exhibit 2.1 to Forest Road Acquisition Corp.’s Current Report on Form 8-K filed February 9, 2021).	8-K	001-39735	2.1	Feb. 10, 2021

3.1	Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	001-39735	3.1	Jul. 1, 2021

3.2	Amended and Restated Bylaws of The Beachbody Company, Inc.	8-K	001-39735	3.2	Jul. 1, 2021

4.1	Specimen Class A Common Stock Certificate of The Beachbody Company, Inc.	8-K	001-39735	4.1	Jul. 1, 2021

4.2	Warrant Agreement, dated November 24, 2020, by and between Forest Road Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39735	4.2	Jul. 1, 2021

10.1	Form of Subscription Agreement.	S-4/A	333-253136	10.1	May 27, 2021

10.2	Sponsor Agreement, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., Forest Road Acquisition Sponsor LLC and The Beachbody Company Group, LLC.	S-4/A	333-253136	10.2	May 27, 2021

10.3	Amended and Restated Registration Rights Agreement, by and among The Beachbody Company, Inc., Forest Road Acquisition Sponsor LLC, The Beachbody Company Group, LLC, Kevin Mayer and certain stockholders of The Beachbody Company, Inc.	8-K	001-39735	10.3	Jul. 1, 2021

10.4^	Employment Agreement between The Beachbody Company, Inc. and Susan Collyns.	8-K	001-39735	10.4	Jul. 1, 2021

10.5^	Offer of Employment Letter, dated January 20, 2017, by and between The Beachbody Company Group, LLC and Robert Gifford (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to the S-4).	8-K	001-39735	10.5	Jul. 1, 2021

10.6	Consent and Seventh Amendment to Credit Agreement, dated as of June 23, 2021, by and among Beachbody, LLC, The Beachbody Company Group, LLC, certain subsidiaries of Beachbody, LLC party thereto, the lenders party hereto, and Bank of America, N.A., as administrative agent and letter of credit issuer.	8-K	001-39735	10.6	Jul. 1, 2021

10.7	Form of Indemnification Agreement.	8-K	001-39735	10.1	Jul. 9, 2021

10.8^	The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	001-39735	10.2	Jul. 9, 2021

10.9^	The Beachbody Company, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39735	10.3	Jul. 9, 2021

10.10^	Form of Stock Option Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	001-39735	10.4	Jul. 9, 2021

10.11^	Form of RSU Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	001-39735	10.5	Jul. 9, 2021

10.12^	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to the S-4).	8-K	001-39735	10.6	Jul. 9, 2021

10.13^	The Beachbody Company, Inc. Amended and Restated 2020 Equity Compensation Plan.	8-K	001-39735	10.7	Jul. 9, 2021

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Beachbody Company

Date: August 12, 2021	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Sue Collyns
Sue Collyns
President and Chief Financial Officer
(Principal Financial Officer)