Form 10-Q
period 2021-09-30
Beachbody Company, Inc.
filed 2021-11-15
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-39735

The Beachbody Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-3222090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3301 Exposition Blvd, Santa Monica, California	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 883-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BODY	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50	BODY WS	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 168,218,173, and the number of shares of the registrant’s Class X Common Stock, par value $0.0001 per share outstanding was 141,250,310, as of November 10, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)
	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$199,839	$56,827
Accounts receivable, net	1,378	855
Inventory, net	141,139	65,354
Prepaid expenses	14,014	8,650
Other current assets	48,556	37,364
Total current assets	404,926	169,050
Property and equipment, net	115,338	80,169
Content assets, net	34,786	19,437
Intangible assets, net	92,587	21,120
Goodwill	176,903	18,981
Right-of-use assets, net	27,434	33,272
Other assets	6,847	14,224
Total assets	$858,821	$356,253
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48,298	$28,981
Accrued expenses	89,844	79,955
Deferred revenue	126,894	97,504
Current portion of lease liabilities	9,977	10,371
Other current liabilities	2,656	3,106
Total current liabilities	277,669	219,917
Long-term lease liabilities, net	23,845	31,252
Deferred tax liabilities	6,415	3,729
Warrant liabilities	19,900	—
Other liabilities	5,362	2,097
Total liabilities	333,191	256,995
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C); 168,218,173 and 101,762,614 Class A shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; 141,250,310 Class X shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively and no Class C shares issued and outstanding at September 30, 2021 and December 31, 2020	31	24
Additional paid-in capital	604,665	96,097
Accumulated other comprehensive income (loss)	15	(202)
Retained earnings (accumulated deficit)	(79,081)	3,339
Total stockholders’ equity	525,630	99,258
Total liabilities and stockholders' equity	$858,821	$356,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Digital	$94,072	$99,082	$283,547	$239,964
Connected fitness	5,927	—	5,937	—
Nutrition and other	108,053	152,397	367,895	399,335
Total revenue	208,052	251,479	657,379	639,299
Cost of revenue:
Digital	12,124	9,843	34,858	27,507
Connected fitness	10,261	—	10,417	—
Nutrition and other	50,682	61,082	164,679	151,654
Total cost of revenue	73,067	70,925	209,954	179,161
Gross profit	134,985	180,554	447,425	460,138
Operating expenses:
Selling and marketing	153,782	123,980	438,672	352,872
Enterprise technology and development	29,680	23,852	83,718	67,558
General and administrative	23,346	16,523	58,523	46,229
Restructuring gain	—	(1,677)	—	(1,677)
Total operating expenses	206,808	162,678	580,913	464,982
Operating income (loss)	(71,823)	17,876	(133,488)	(4,844)
Other income (expense)
Change in fair value of warrant liabilities	30,274	—	35,664	—
Interest expense	(62)	(89)	(490)	(432)
Other income, net	202	113	3,155	555
Income (loss) before income taxes	(41,409)	17,900	(95,159)	(4,721)
Income tax benefit (provision)	1,487	(4,129)	12,739	161
Net income (loss)	$(39,922)	$13,771	$(82,420)	$(4,560)
Net income (loss) per common share, basic	$(0.13)	$0.06	$(0.31)	$(0.02)
Net income (loss) per common share, diluted	$(0.13)	$0.05	$(0.31)	$(0.02)
Weighted-average common shares outstanding, basic	304,599	238,831	265,117	238,374
Weighted-average common shares outstanding, diluted	304,599	252,085	265,117	238,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(39,922)	$13,771	$(82,420)	$(4,560)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	(70)	(209)	(278)	(16)
Reclassification of losses on derivative financial instruments included in net income (loss)	142	78	481	31
Foreign currency translation adjustment	(40)	52	14	(275)
Total other comprehensive income (loss)	32	(79)	217	(260)
Total comprehensive income (loss)	$(39,890)	$13,692	$(82,203)	$(4,820)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)
	Redeemable
	Convertible					Accumulated	Retained
	Series A				Additional	Other	Earnings	Total
	Preferred	Common	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Units	Units	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2019, as previously reported	$98,245	$(35,626)	—	$—	$—	$12	$24,771	$(10,843)
Retroactive application of recapitalization	(98,245)	35,626	238,142,972	24	62,595	—	—	98,245
Balance at December 31, 2019, after effect of reverse acquisition	—	—	238,142,972	24	62,595	12	24,771	87,402
Net loss	—	—	—	—	—	—	(8,328)	(8,328)
Other comprehensive income	—	—	—	—	—	60	—	60
Equity-based compensation	—	—	—	—	895	—	—	895
Balances at March 31, 2020	$—	$—	238,142,972	$24	$63,490	$72	$16,443	$80,029
Net loss	—	—	—	—	—	—	(10,003)	(10,003)
Other comprehensive loss	—	—	—	—	—	(241)	—	(241)
Equity-based compensation	—	—	—	—	1,013	—	—	1,013
Balances at June 30, 2020	$—	$—	238,142,972	$24	$64,503	$(169)	$6,440	$70,798
Net income	—	—	—	—	—	—	13,771	13,771
Other comprehensive loss	—	—	—	—	—	(79)	—	(79)
Tax asset contribution adjustment	—	—	—	—	(135)	—	—	(135)
Common shared issued in connection with acquisition	—	—	4,869,973	—	27,889	—	—	27,889
Equity-based compensation	—	—	—	—	1,261	—	—	1,261
Balances at September 30, 2020	$—	$—	243,012,945	$24	$93,518	$(248)	$20,211	$113,505

(in thousands, except share data)
	Redeemable
	Convertible					Accumulated	Retained
	Series A				Additional	Other	Earnings	Total
	Preferred	Common	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Units	Units	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2020, as previously reported	$98,110	$(1,989)	—	$—	$—	$(202)	$3,339	$1,148
Retroactive application of recapitalization	(98,110)	1,989	243,012,924	24	96,097	—	—	98,110
Balance at December 31, 2020, after effect of reverse acquisition	—	—	243,012,924	24	96,097	(202)	3,339	99,258
Net loss	—	—	—	—	—	—	(30,058)	(30,058)
Other comprehensive income	—	—	—	—	—	100	—	100
Equity-based compensation	—	—	—	—	2,573	-	—	2,573
Balances at March 31, 2021	$—	$—	243,012,924	$24	$98,670	$(102)	$(26,719)	$71,873
Net loss	—	—	—	—	—	—	(12,440)	(12,440)
Other comprehensive income	—	—	—	—	—	85	—	85
Equity-based compensation	—	—	—	—	2,522	—	—	2,522
Business Combination, net of redemptions and equity issuance costs of $47.0 million	—	—	51,616,515	5	333,850	—	—	333,855
Myx acquisition	—	—	13,546,503	2	162,556	—	—	162,558
Balances at June 30, 2021	$—	$—	308,175,942	$31	$597,598	$(17)	$(39,159)	$558,453
Net loss	—	—	—	—	—	—	(39,922)	(39,922)
Other comprehensive income	—	—	—	—	—	32	—	32
Options exercised, net of tax withholdings	—	—	1,292,541	—	1,323	—	—	1,323
Equity-based compensation	—	—	—	—	5,744	—	—	5,744
Balances at September 30, 2021	$—	$—	309,468,483	$31	$604,665	$15	$(79,081)	$525,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(82,420)	$(4,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	40,557	31,881
Amortization of content assets	10,008	5,103
Provision for excess and obsolete inventory	4,431	1,083
Allowance for doubtful accounts	—	77
Change in fair value of derivative financial instruments	294	16
Gain on investment in convertible instrument	(3,114)	—
Change in fair value of warrant liabilities	(35,664)	—
Equity-based compensation	10,839	3,169
Deferred income taxes	(12,964)	398
Other non-cash items	—	6
Changes in operating assets and liabilities:
Accounts receivable	(226)	(2,150)
Inventory	(68,765)	(17,510)
Content assets	(21,958)	(9,922)
Prepaid expenses	(5,364)	7,838
Other assets	(5,575)	(4,387)
Accounts payable	9,095	9,216
Accrued expenses	(406)	19,806
Deferred revenue	27,041	41,775
Other liabilities	(5,068)	(9,499)
Net cash provided by (used in) operating activities	(139,259)	72,340
Cash flows from investing activities:
Purchase of property and equipment	(61,065)	(28,107)
Investment in convertible instrument	(5,000)	—
Other investment	(5,000)	—
Cash acquired in acquisition of Ladder	—	1,247
Cash paid for acquisition of Myx, net of cash acquired	(37,280)	—
Net cash used in investing activities	(108,345)	(26,860)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,477	—
Remittance of taxes withheld from employee stock awards	(3,154)	—
Borrowings under Credit Facility	42,000	32,000
Repayments under Credit Facility	(42,000)	(32,000)
Business Combination, net of issuance costs paid	389,125	—
Net cash provided by financing activities	390,448	—
Effect of exchange rates on cash	168	(397)
Net increase in cash and cash equivalents	143,012	45,083
Cash and cash equivalents, beginning of period	56,827	41,564
Cash and cash equivalents, end of period	$199,839	$86,647
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$389	$335
Cash paid during the year for income taxes, net	$389	$377
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$13,640	$3,914
Class A Common Stock issued in connection with the acquisition of Myx	$162,558	$—
Fair value of Myx instrument and promissory note held by Old Beachbody	$22,618	$—
Old Beachbody Common units issued in connection with acquisition	$—	$27,889
Supplemental disclosure of noncash financing activities:
Tax asset contribution	$—	$(135)
Net assets assumed from Forest Road in the Business Combination	$293	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Organization, Business and Summary of Accounting Policies

Organization

On June 25, 2021 (the “Closing Date”), Forest Road Acquisition Corp. (“Forest Road”), a special purpose acquisition company, consummated the Business Combination Agreement (the “Business Combination Agreement”) dated as of February 9, 2021, by and among Forest Road, The Beachbody Company Group, LLC (“Old Beachbody”), BB Merger Sub, LLC, (“BB Merger Sub”), MFH Merger Sub, LLC (“Myx Merger Sub”), and Myx Fitness Holdings, LLC (“Myx”).

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

Business

Beachbody is a leading subscription health and wellness company. Beachbody is focused on digital platform development, fitness content and brand creation, proprietary nutritional product formulation and connected fitness across three brands: Beachbody, Openfit and Myx. The Beachbody On Demand streaming service with workouts from Beachbody’s programs such as P90X, Insanity, and 21 Day Fix, and Openfit, that includes live trainer-led workouts and personalized nutrition, are each available as an app on iOS and Android mobile devices; a streaming channel on OTT devices such as Apple TV, Roku, Amazon Fire, and Chromecast; and online. Myx’s interactive fitness platform provides commercial grade stationary bikes and accessories and on-demand subscription-based instructor-led fitness classes that enable customers to have an all-in-one home fitness studio. Beachbody’s revenue is primarily generated through a network of independent distributors (“Coaches” or “micro-influencers”), internet marketing channels, and direct response advertising. Beachbody markets and sells its products primarily in the United States, United Kingdom, and Canada, and approximately 30% of Beachbody’s revenues for the three and nine months ended September 30, 2021 are attributable to Shakeology, Beachbody’s premium nutritional shake.

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

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old Beachbody. The shares and corresponding capital amounts and income (losses) per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.

Old Beachbody was determined to be the accounting acquirer in the acquisition of Myx. As such, the acquisition is considered a business combination under ASC 805, Business Combinations, and was accounted for using the acquisition method of accounting. Beachbody recorded the fair value of assets acquired and liabilities assumed from Myx, see Note 9. The presented financial information for the nine months ended September 30, 2021 includes the financial information and activities for Myx for the period from June 26, 2021 to September 30, 2021.

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

Unaudited Interim Condensed Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2021, its results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s annual financial statements as of and for the fiscal year ended December 31, 2020.

Fair Value Option

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, must be applied to an entire instrument, and is irrevocable once elected. The Company elected to measure the investment in the convertible instrument from Myx using the fair value option at each reporting date. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in the unaudited condensed consolidated balance sheets or the footnotes from those instruments using another measurement method.

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

Accounts Receivable, Net

The Company provides credit in the normal course of business to its customers. Accounts receivable consists primarily of credit card receivables arising from the sale of products to customers on an installment basis, which generally have payment terms ranging from one to three months. Receivables are individually insignificant and are due from a large number of geographically dispersed customers. Accounts receivable is reported net of allowances for doubtful accounts which were approximately zero as of September 30, 2021 and December 31, 2020. The allowance for doubtful accounts is evaluated and adjusted to reflect the Company’s expected credit losses based on collection history and an analysis of the accounts receivable aging. The change in the allowance for doubtful accounts during the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$16	$41	$16	$69
Charges	—	45	—	77
Write-offs	—	(56)	—	(116)
Balance, end of period	$16	$30	$16	$30

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

Common Stock Warrant Liability

The Company assumed 10,000,000 warrants originally issued in Forest Road’s initial public offering (the “Public Warrants”) and 5,333,333 warrants issued in a private placement that closed concurrently with Forest Road’s initial public offering, (the “Private Placement Warrants”) upon the Business Combination. The Public and Private Placement Warrants entitle the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. All of the Public and Private Placement Warrants remained outstanding as of September 30, 2021. The Public Warrants are publicly traded and become exercisable on November 30, 2021 provided that the Company has an effective registration statement and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants were not transferable, assignable or salable until July 25, 2021, subject to certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and will be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

The Company evaluated the Public and Private Placement Warrants under ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public and Private Placement Warrants do not meet the conditions to be classified in equity. Since the Public and Private Placement Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities in the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of warrant liabilities within the unaudited condensed consolidated statements of operations at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value. The Private Placement Warrants were valued using a Black-Scholes option-pricing model as described in Note 4 to the unaudited condensed consolidated financial statements.

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

In connection with the Business Combination, the principal and interest were effectively settled at a fair value of $18.4 million. As of December 31, 2020, the convertible instrument was included within other assets in the consolidated balance sheets.

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

Other Investment

As of September 30, 2021, the Company has an investment in equity securities of $5.0 million, with no readily determinable fair value. This equity investment is reported within other assets on the unaudited condensed consolidated balance sheets. The Company uses the measurement alternative for this investment, and its carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transaction with identical or similar instruments. As of September 30, 2021, no adjustments to the carrying value of this investment were made.

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

Recently Adopted Accounting Pronouncements or Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes specific exceptions to the general principles in Topic 740 in addition to simplifying other areas of Topic 740. The guidance in this update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and is effective for all other entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2019-12 in the first quarter of 2021, and the adoption had no material impact to the Company’s unaudited condensed consolidated financial statements.
2.
Business Combination

As discussed in Note 1, on June 25, 2021, the Company consummated the Business Combination Agreement dated February 9, 2021, with Old Beachbody surviving the merger as a wholly-owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions of the Business Combination Agreement, each equity unit of Old Beachbody, other than those held by Carl Daikeler and certain of his affiliated and related entities, was canceled and converted into the right to receive 3.359674941 shares (the “Exchange Ratio”) of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), and each equity unit of Old Beachbody held by Carl Daikeler and certain of his affiliated and related entities was canceled and converted into the right to receive the number of shares of the Company’s Class X Common Stock, par value $0.0001 per share, (the “Class X Common Stock,” and, together with the Class A Common Stock, the “Common Stock”) equal to the Exchange Ratio.

Pursuant to the Business Combination Agreement, 3,750,000 shares held by Forest Road Acquisition Sponsor LLC (the “Sponsor”) will be unvested and are subject to forfeiture if certain earnout conditions are not satisfied (“Forest Road Earn-out Shares”). Subject to certain other terms and conditions, the Forest Road Earn-out Shares will vest, in equal tranches of 10% each, commencing on December 22, 2021, upon the occurrence of the Company’s last sale price on the New York Stock Exchange (“NYSE”) exceeding each of the following price-per-share thresholds for any 20 trading days within any consecutive 30-day trading period,: $12.00, $13.00, $14.00, $15.00 and $16.00. Any Sponsor Shares that do not vest within 10 years after Closing will be forfeited. The Forest Road Earn-out Shares are accounted for as equity-classified equity instruments, were included as merger consideration as part of the Reverse Recapitalization, and recorded in additional paid-in capital. As of September 30, 2021, all Forest Road Earn-out Shares are unvested.

Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 2,000,000,000 shares, $0.0001 par value per share, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock and 100,000,000 shares are designated as Preferred Stock. The holder of each share of Class A Common Stock is entitled to one vote, the holder of each share of Class X Common Stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C Common Stock is not entitled to any voting powers.

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

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statement of cash flows and the unaudited condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2021 (in thousands):

Recapitalization
Cash- Forest Road trust and cash, net of redemptions	$216,444
Cash- PIPE Financing	225,000
Less: Non-cash net assets assumed from Forest Road	293
Less: Fair value of Public and Private Warrants	(60,900)
Less: Transaction costs and advisory fees for Beachbody allocated to equity	(19,923)
Less: Transaction costs and advisory fees for Forest Road	(27,059)
Net Business Combination	333,855
Less: Non-cash net assets assumed from Forest Road	(293)
Less: Transaction costs and advisory fees for Beachbody allocated to warrants	(5,337)
Add: Non-cash fair value of Forest Road warrants	60,900
Net cash contributions from Business Combination	$389,125

The Company recorded transaction costs and advisory fees allocated to warrants as a component of change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Common stock of Forest Road, net of redemptions	21,616,515
Forest Road shares held by the Sponsor (1)	7,500,000
Shares issued in PIPE Financing	22,500,000
Business Combination and PIPE Financing shares - Class A common stock	51,616,515
Myx equity units- Class A common stock	13,546,503
Old Beachbody equity units - Class A Common Stock (2)	101,762,614
Old Beachbody equity units - Class X Common Stock (3)	141,250,310
Total shares of common stock immediately after Business Combination	308,175,942

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

3.
Revenue

The Company’s revenue disaggregated by revenue type and geographic region is as follows (in thousands):

	Reportable Segment
	Beachbody	Other	Total
Three Months Ended September 30, 2021
Revenue Type:
Digital	$86,879	$7,193	$94,072
Connected fitness	—	5,927	5,927
Nutrition and other	107,411	642	108,053
Total revenue	$194,290	$13,762	$208,052

Geographic region:
United States	$173,935	$13,762	$187,697
Rest of world[1]	20,355	—	20,355
Total revenue	$194,290	$13,762	$208,052

	Reportable Segment
	Beachbody	Other	Total
Three Months Ended September 30, 2020
Revenue Type:
Digital	$95,950	$3,132	$99,082
Nutrition and other	152,318	79	152,397
Total revenue	$248,268	$3,211	$251,479

Geographic region:
United States	$225,533	$3,211	$228,744
Rest of world[1]	22,735	—	22,735
Total revenue	$248,268	$3,211	$251,479

	Reportable Segment
	Beachbody	Other	Total
Nine Months Ended September 30, 2021
Revenue Type:
Digital	$268,812	$14,735	$283,547
Connected fitness	—	5,937	5,937
Nutrition and other	365,835	2,060	367,895
Total revenue	$634,647	$22,732	$657,379

Geographic region:
United States	$566,210	$22,732	$588,942
Rest of world[1]	68,437	—	68,437
Total revenue	$634,647	$22,732	$657,379

	Reportable Segment
	Beachbody	Other	Total
Nine Months Ended September 30, 2020
Revenue Type:
Digital	$233,746	$6,218	$239,964
Nutrition and other	399,255	80	399,335
Total revenue	$633,001	$6,298	$639,299

Geographic region:
United States	$577,478	$6,298	$583,776
Rest of world[1]	55,523	—	55,523
Total revenue	$633,001	$6,298	$639,299

(1)
Consists of Canada, United Kingdom and France.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. During the three and nine months ended September 30, 2021, the Company recognized $11.3 million and $90.5 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2020. During the three and nine months ended September 30, 2020, the Company recognized $8.5 million and $64.7 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2019.

4.
Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3
Assets
Derivative assets	$—	$187	$—
Total Assets	$—	$187	$—

Liabilities
Common stock warrants (Public)	$11,900	$—	$—
Common stock warrants (Private Placement)	—	—	8,000
Total Liabilities	$11,900	$—	$8,000

	December 31, 2020
	Level 1	Level 2	Level 3
Assets
Derivative assets	$—	$164	$—
Investment in convertible instrument	—	—	10,288
Total Assets	$—	$164	$10,288

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

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on the Closing Date of the Business Combination and at September 30, 2021:

	As of September 30,	As of June 25,
	2021	2021
Risk-free rate	0.9%	0.9%
Dividend yield rate	0.0%	0.0%
Volatility	55.0%	45.0%
Contractual term (in years)	4.74	5.00
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the Private Placement Warrants for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Balance, beginning of period	$20,373	$—
Assumed in Business Combination	—	26,400
Change in fair value	(12,373)	(18,400)
Balance, end of period	$8,000	$8,000

For the three and nine months ended September 30, 2021, the change in the fair value of Private Placement Warrants resulted from the change in fair value of the Company’s Class A Common Stock. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities.

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

The following table presents changes in the Level 3 investment in convertible instrument from Myx measured at fair value for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
Balance, beginning of period	$10,288
Investment in convertible note	5,000
Change in fair value	3,114
Conversion of investment	(18,402)
Balance, end of period	$—

For the nine months ended September 30, 2021, the change in the fair value of the investment in convertible instrument resulted from the effective settlement of the instrument. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of other income, net. There was no change in the fair value of the investment in convertible instrument from Myx for the three months ended September 30, 2021.

5.
Inventory, net

Inventory, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials and work in process	$28,675	$26,480
Finished goods	112,464	38,874
Total inventory	$141,139	$65,354

Adjustments to change the carrying value of excess and obsolete inventory to the lower of cost or net realizable value were $1.6 million and $4.4 million during the three and nine months ended September 30, 2021, respectively and $1.2 million and $1.1 million during the three and nine months ended September 30, 2020, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of nutrition and other cost of revenue.

6.
Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Deferred coach costs	$32,287	$29,967
Deposits	12,087	3,035
Other	4,182	4,362
Total other current assets	$48,556	$37,364

7.
Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer software	$225,721	$194,314
Leasehold improvements	24,197	24,197
Computer equipment	23,307	21,172
Computer software and web development projects in-process	24,373	12,380
Furniture, fixtures and equipment	6,978	7,016
Buildings	5,158	—
Property and equipment, gross	309,734	259,079
Less: Accumulated depreciation	(194,396)	(178,910)
Property and equipment, net	$115,338	$80,169

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$4,375	$3,568	$12,259	$9,644
Selling and marketing	323	566	1,163	1,634
Enterprise technology and development	6,055	5,435	18,706	15,649
General and administrative	533	784	1,796	2,404
Total depreciation	$11,286	$10,353	$33,924	$29,331

8.
Content Assets, Net

Content assets, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Released, less amortization	$26,237	$17,306
In production	8,549	2,131
Content assets, net	$34,786	$19,437

The Company expects $16.8 million of content assets to be amortized during the next 12 months and 100% of the balance within four years. The Company recorded amortization expense for content assets of $3.9 million and $10.0 million during the three and nine months ended September 30, 2021, respectively and $1.9 million and $5.1 million during the three and nine months ended September 30, 2020, respectively.

9.
Acquisitions

Myx

The Company acquired 100% of the equity of Myx pursuant to the Business Combination Agreement. The following summarizes the consideration transferred on the Closing Date for the Myx acquisition (in thousands):

Purchase Price
Cash consideration (1)	$37,700
Share consideration (2)	162,558
Fair value of Myx instrument held by Old Beachbody (3)	18,402
Promissory note held by Old Beachbody (4)	4,216
Total consideration	$222,876

(1)
Cash consideration includes, among other things, the payoff of certain of Myx’s existing debt obligations, payments of certain of Myx’s transaction expenses, and cash payments as consideration for certain Myx equity units.
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

The acquired assets and assumed liabilities of Myx were recorded at their preliminary acquisition date fair values. The purchase price allocations are subject to material change as the Company continues to gather information relevant to its determination of the fair value of the assets and liabilities acquired primarily related to, but not limited to, inventory, intangible assets, deferred revenue, and deferred income taxes. There were no adjustments to the purchase price allocations during the three months ended September 30, 2021.

Adjustments to the purchase price allocations will be made as soon as practicable but no later than one year from the acquisition date. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of September 30, 2021 (in thousands):

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

The revenue and operating results from Myx included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 is not discernible as the acquisition has been integrated within the Company's existing operations. During the three and nine months ended September 30, 2021, Company incurred $0.1 million and $1.9 million in transaction expenses associated with the Myx acquisition, which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pro forma combined:
Revenue	$208,052	$260,603	$688,595	$651,378
Net income (loss)	(41,977)	3,129	(109,725)	(23,945)

Ladder

On September 18, 2020, the Company acquired Ladder, a sports nutrition company, to enhance the Openfit platform by providing premium, NSF-certified supplements developed and endorsed by elite athletes.

The Company recognized the assets and liabilities of Ladder based on its estimates of their acquisition date fair values. The purchase price allocations were subject to change as the Company continued to gather information relevant to its determination of the fair value of the assets and liabilities acquired primarily related to, but not limited to, deferred income taxes. There were no adjustments to the purchase price allocations during the three and nine months ended September 30, 2021. The following table summarizes the components of consideration and the fair value estimates of assets acquired and liabilities assumed (in thousands):

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

The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Goodwill is primarily attributable to the assembled workforce of Ladder and expected synergies from combining operations. Goodwill recognized was allocated to the Company’s Other operating segment and is generally not deductible for tax purposes. The revenue from Ladder included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 was $0.7 million and $1.2 million, respectively. The operating loss from Ladder included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 was $0.5 million and $1.0 million, respectively.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Pro forma combined:
Revenue	$252,230	$641,474
Net (loss) income	9,599	(12,401)

10.
Goodwill and Acquired Intangible Assets

Goodwill

Changes in goodwill for the nine months ended September 30, 2021 is as follows (in thousands):

September 30,
2021
Goodwill, beginning of period	$18,981
Acquisition of Myx	157,922
Goodwill, end of period	$176,903

Intangible Assets, Net

Intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Acquired Intangibles, Gross	Accumulated Amortization	Acquired Intangibles, Net	Weighted-Average Remaining Useful Life (years)
Contract-based	$300	$(225)	$75	$300	$(150)	$150	0.8
Customer-related	21,100	(2,344)	18,756	700	(337)	363	2.7
Technology-based	20,200	(7,124)	13,076	6,200	(4,650)	1,550	2.6
Talent and representation contracts	10,300	(2,575)	7,725	10,300	(644)	9,656	3.0
Formulae	1,950	(195)	1,755	1,950	(49)	1,901	9.0
Trade name	51,200	—	51,200	7,500	—	7,500	Indefinite
	$105,050	$(12,463)	$92,587	$26,950	$(5,830)	$21,120

Amortization expense for acquired intangible assets was $3.3 million and $6.6 million during the three and nine months ended September 30, 2021 and $0.9 million and $2.6 million during the three and nine months ended September 30, 2020, respectively.

The estimated future amortization expense of acquired intangible assets as of September 30, 2021 is as follows (in thousands):

Three months ended December 31, 2021	$3,330
Year ended December 31, 2022	13,233
Year ended December 31, 2023	13,070
Year ended December 31, 2024	8,932
Year ended December 31, 2025	1,896
Thereafter	926
$41,387

11.
Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	September 30,	December 31,
	2021	2020

Coach costs	$19,077	$19,126
Advertising	10,924	3,626
Employee compensation and benefits	10,968	28,855
Information technology	15,725	5,621
Inventory, shipping and fulfillment	16,733	10,244
Sales and income taxes	4,173	4,132
Other accrued expenses	12,244	8,351
Total accrued expenses	$89,844	$79,955

12.
Credit Facility

In December 2018, Beachbody, LLC, as borrower, and Old Beachbody and certain of Beachbody, LLC’s subsidiaries, as guarantors, entered into a credit agreement with Bank of America, N.A., as lender, administrative agent and letter of credit issuer for a $35 million revolving credit facility with a $10 million sublimit for letters of credit (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Facility”).

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

Borrowings may be either Bloomberg Short-Term Bank Yield Index (“BSBY”) rate loans or base rate loans at the Company’s election. BSBY rate loans bear interest at an annual rate equal to the BSBY rate plus 1.75% to 2.25%. Base rate loans are at the base rate, as defined in the amended Credit Facility, plus 0.75% to 1.25%. The Company also pays a 1.75% to 2.25% fee on the letters of credit outstanding and a 0.375% to 0.5% commitment fee on the unused Credit Facility. The Company incurred approximately zero and $0.3 million of interest and approximately zero and $0.1 million of fees under the Credit Facility during the three and nine months ended September 30, 2021 and approximately zero and $0.2 million of interest and approximately zero and $0.1 million of fees under the Credit Facility during the three and nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, there were no borrowings outstanding, and a letter of credit was issued under the Credit Facility for $3.0 million.

In November 2021, the Company terminated the Credit Facility and will maintain a compensating cash balance for the $3.0 million letter of credit.

13.
Leases

The Company leases facilities under noncancelable operating leases expiring through 2025, with payments due through 2024, and certain equipment under a finance lease expiring in 2024.

At September 30, 2021 and December 31, 2020, the Company had operating lease liabilities of $33.5 million and $41.2 million, respectively, and right-of-use assets of $27.1 million and $32.9 million, respectively. As of September 30, 2021 and December 31, 2020, the Company had finance lease liabilities $0.3 million and $0.4 million, respectively, and right-of-use assets of $0.3 million and $0.4 million, respectively.

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

The following summarizes the Company’s leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$37	$37	$110	$110
Interest on lease liabilities	3	5	11	16
Operating lease costs	2,342	2,390	7,245	7,309
Short-term lease costs	32	28	54	160
Variable lease costs	196	191	532	78
Sublease income	(22)	—	(22)	—
Total lease costs	$2,588	$2,651	$7,930	$7,673

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$11	$19
Operating cash flows from operating leases	9,226	9,192
Financing cash flows from finance leases	110	105
Right-of-use asset obtained in exchange for new finance lease liabilities	—	—
Right-of-use asset obtained in exchange for new operating lease liabilities	—	421
Weighted-average remaining lease term - finance leases	2.6	3.5
Weighted-average remaining lease term - operating leases	3.3	4.2
Weighted-average discount rate - finance leases	4.0%	4.0%
Weighted-average discount rate - operating leases	5.5%	5.5%

Maturities of our operating and finance lease liabilities, excluding short-term leases, are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Three Months Ended December 31, 2021	$1,278	$40	$1,318
Year ended December 31, 2022	11,183	161	11,344
Year ended December 31, 2023	11,780	123	11,903
Year ended December 31, 2024	12,616	3	12,619
Total	36,857	327	37,184
Less present value discount	(3,349)	(13)	(3,362)
Lease liabilities at September 30, 2021	$33,508	$314	$33,822

As the Company’s lease agreements do not provide an implicit rate, the discount rates used to determine the present value of lease payments are generally based on the Company’s estimated incremental borrowing rate for a secured borrowing of a similar term as the lease.

In November 2021, the Company entered into an agreement to assign the lease of its Santa Monica office to another party in January 2022. This assignment will result in a modification of the Company’s lease term and is expected to reduce right-of-use assets by $22.6 million and lease liabilities by $28.5 million and increase operating income by $2.7 million, which is net of brokers' commissions and accelerated depreciation of leasehold improvements and furniture, fixtures and equipment.

14.
Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2025. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding September 30, 2021 are as follows (in thousands):

Three Months Ended December 31, 2021	$58,646
Year ended December 31, 2022	16,466
Year ended December 31, 2023	1,932
Year ended December 31, 2024	1,250
Year ended December 31, 2025	1,250
$79,544

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

15.
Common Stock Warrant Liability

At September 30, 2021, there were 10,000,000 Public Warrants and 5,333,333 Private Placement Warrants outstanding.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A Common Stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until July 25, 2021, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Company concluded the Public Warrants and Private Placement Warrants meet the definition of a derivative under ASC 815 (as described in Note 1) and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Public Warrants and Private Placement Warrants were recorded in the unaudited condensed consolidated balance sheets. The fair value of the Public Warrants and Private Placement Warrants was remeasured as of September 30, 2021, resulting in a $30.3 million and $41.0 million non-cash change in fair value in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. Transaction costs and advisory fees allocated to the issuance of the Public and Private Placement Warrants of $5.3 million were also recorded as a component of change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations, resulting in a net change in fair value of warrant liabilities of $35.7 million for the nine months ended September 30, 2021.

16.
Stockholders’ Equity

As of September 30, 2021, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of each share of Class A Common Stock are entitled to dividends when, as and if declared by the Company’s board of directors, subject to the rights and preferences of any holders of outstanding series of Preferred Stock holders. As of September 30, 2021, the Company had not declared any dividends. The holder of each Class A Common Stock is entitled to one vote, the holder of each share of Class X Common Stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C Common Stock is not entitled to any voting powers.

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

The holders could redeem the preferred units at any time after December 14, 2024, at a price equal to the greater of (i) the fair market value of the common units into which such preferred units are convertible or (ii) approximately $9.93 per unit, or $100.0 million in aggregate (the “Capital Contribution”), reduced by general distributions previously made to the holders plus any declared but unpaid distributions as of the date of the redemption notice.

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

The redemption by the holders or the completion of an initial public offering was not solely within the control of Old Beachbody, and as such, the preferred units were classified as mezzanine members’ equity. In connection with the Business Combination, 10,068,841 preferred units were converted into 33,828,030 shares of Class A Common Stock.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss), net of tax (in thousands):

		Foreign
	Unrealized	Currency
	Gain (Loss) on	Translation
	Derivatives	Adjustment	Total
Balances at December 31, 2019	$(99)	$111	$12
Other comprehensive income (loss) before reclassifications	(12)	(275)	(287)
Amounts reclassified from accumulated other comprehensive income (loss)	31	—	31
Tax effect	(4)	—	(4)
Balances at September 30, 2020	$(84)	$(164)	$(248)
Balances at December 31, 2020	$(246)	$44	$(202)
Other comprehensive income (loss) before reclassifications	(187)	14	(173)
Amounts reclassified from accumulated other comprehensive income (loss)	481	—	481
Tax effect	(91)	—	(91)
Balances at September 30, 2021	$(43)	$58	$15

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

Under the 2021 Plan, up to 30,442,594 shares of Class A Common Stock will be available for issuance under the Plan. In addition, the number of shares of Class A Common Stock available for issuance under the 2021 Plan will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of Class A and Class X Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) the number of shares determined by the Company’s board of directors. As of September 30, 2021, 21,730,778 shares of Class A Common Stock are available for issuance under the 2021 Plan.

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

A summary of the activity under the plans are as follows:

	Options Outstanding
			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Number of	Price	Term
	Options	(per option)	(in years)
Outstanding at December 31, 2020 (as previously reported)	10,170,288	$7.04	5.70
Conversion of awards due to recapitalization	23,998,437	(4.94)
Outstanding at December 31, 2020, effect of reverse acquisition	34,168,725	$2.10
Granted	9,321,807	9.82
Exercised	(1,292,541)	1.02
Forfeited	(490,662)	2.48
Outstanding at September 30, 2021	41,707,329	$3.86	6.11
Exercisable at September 30, 2021	23,788,979	$1.97	4.04

The intrinsic value of options exercised was $7.3 million for the nine months ended September 30, 2021.

The fair value of each award as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to determine the fair value of option grants:

	Nine Months Ended September 30,
	2021	2020
Risk-free rate	1.0%	0.5%
Dividend yield rate	0.0%	0.0%
Volatility	53.6%	55.0%
Expected term (in years)	6.21	6.23
Weighted-average exercise price	$9.82	$8.44

The vesting periods are based on the terms of the option grant agreements. The risk-free interest rates are based on the U.S. Treasury rates as of the grant dates for the expected terms of the options. Given the lack of public market for the Company’s common units prior to the Business Combination and minimal history as a public company subsequent to the Business Combination, the price volatilities represent calculated values based on the historical price volatilities of publicly traded companies within the Company’s industry group over the options’ expected terms. The expected terms of the options granted were estimated using the simplified method by taking an average of the vesting periods and the original contractual terms. Prior to the Business Combination, the exercise prices represent the estimated fair values of one common unit of the Company’s equity on the grant dates. Subsequent to the Business Combination, the fair value of the Common Stock is based on the closing market price on the date of grant.

A summary of the unvested option activity is as follows:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Options	(per option)
Unvested at December 31, 2020 (as previously reported)	3,701,114	$4.34
Conversion of awards due to recapitalization	8,733,309	(3.05)
Unvested at December 31, 2020, effect of reverse acquisition	12,434,423	$1.29
Granted	9,321,807	5.03
Vested	(3,347,219)	1.25
Forfeited	(490,661)	1.19
Unvested at September 30, 2021	17,918,350	$3.24

The fair value of options granted during the nine months ended September 30, 2021 and 2020 was $46.9 million (or $5.03 weighted average per option) and $5.5 million (or $4.34 weighted average per option), respectively. The total fair value of awards which vested during the nine months ended September 30, 2021 and 2020 was $4.2 million and $3.7 million, respectively.

A summary of RSU activity is as follows:

	RSUs Outstanding
		Weighted-
		Average	Aggregate
	Number of	Fair Value	Intrinsic Value
	RSUs	(per RSU)	(in thousands)
Outstanding at December 31, 2020	—	$—
Granted	280,309	7.67
Outstanding at September 30, 2021	280,309	$7.67	$1,553

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

As of September 30, 2021, 1,990,328 warrants were exercisable. Compensation cost associated with the warrants will be recognized over the requisite service period, which is 4.25 years.

Equity-Based Compensation Expense

Equity-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$385	$68	$567	$174
Selling and marketing	2,359	290	5,692	683
Enterprise technology and development	919	410	1,582	1,004
General and administrative	2,081	493	2,998	1,308
Total equity-based compensation	$5,744	$1,261	$10,839	$3,169

As of September 30, 2021, the total unrecognized equity-based compensation expense was $67.3 million and has a weighted-average recognition period of 3.29 years.

18.
Derivative Financial Instruments

As of September 30, 2021 and December 31, 2020, the notional amount of the Company’s outstanding foreign exchange options was $32.6 million and $34.0 million, respectively. There were no outstanding forward contracts as of September 30, 2021 and December 31, 2020.

The following table presents the fair value of the Company’s derivative instruments which are included in other current assets in the unaudited condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2021	2020
Derivatives designated as hedging instruments	$140	$134
Derivatives not designated as hedging instruments	47	30
Total derivative assets	$187	$164

There were no derivative liabilities as of September 30, 2021 and December 31, 2020.

The following table shows the pre-tax effects of the Company’s derivative instruments on its unaudited condensed consolidated statements of operations (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Line Item	2021	2020	2021	2020
Unrealized (losses) gains	Other comprehensive income (loss)	$(17)	$(258)	$(187)	$(12)
(Losses) gains reclassified from accumulated other comprehensive	Cost of revenue	(56)	(27)	(194)	(14)
income (loss) into net income (loss)	General and administrative	(86)	(51)	(287)	(17)
Total amounts reclassified		(142)	(78)	(481)	(31)
(Losses) gains recognized derivatives not designated as hedging instruments	Cost of revenue	(6)	(69)	(47)	(38)

The Company expects that $0.1 million of existing losses recorded in accumulated other comprehensive income (loss) will be reclassified into net income (loss) over the next 12 months. The Company assessed its derivative instruments and determined that they were effective during the three and nine months ended September 30, 2021 and 2020.

19.
Income Taxes

The Company recorded a benefit for income taxes of $1.5 million and $12.7 million for the three and nine months ended September 30, 2021, respectively. The Company recorded a provision for income taxes of $4.1 million and benefit for income taxes of $0.2 million for the three and nine months ended September 30, 2020, respectively. The effective benefit tax rate was 3.6% and 13.4% for the three and nine months ended September 30, 2021, respectively. The effective tax rate was 23.1% and the effective benefit tax rate was 3.4% for the three and nine months ended September 30, 2020, respectively.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. Our effective tax rate differs from the U.S. statutory tax rate in the three and nine months ended September 30, 2021 primarily due to changes in valuation allowances on our deferred tax assets as it is more likely than not that some or all of our deferred tax assets will not be realized. As a result of the Myx acquisition, which was a discrete second quarter 2021 event, the Company recorded deferred tax liabilities which partially reduced our need for a valuation allowance, resulting in an income tax benefit being recorded.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There are no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and nine months ended September 30, 2021.

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

20.
Earnings (Loss) per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) allocable to common shareholders by the weighed-average number of common shares outstanding during the period. Diluted net income (loss) per common share adjusts net income (loss) and net income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock. Basic and diluted earnings (loss) per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

The computation of earnings (loss) per share of Class A and Class X Common Stock is as follows (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) available to common shareholders-basic and diluted	$(39,922)	$13,771	$(82,420)	$(4,560)
Denominator:
Weighted-average common shares outstanding- basic	304,599,205	238,831,118	265,117,012	238,374,028
Dilutive options	—	13,253,925	—	—
Weighted-average common shares outstanding- diluted	304,599,205	252,085,043	265,117,012	238,374,028
Net income (loss) per common shareholder, basic	$(0.13)	$0.06	$(0.31)	$(0.02)
Net income (loss) per common shareholder, diluted	$(0.13)	$0.05	$(0.31)	$(0.02)

Basic net income (loss) per common share is the same as dilutive net income (loss) per common share for the three and nine months ended September 30, 2021 and for the nine months ended September 30, 2020 as the inclusion of all potential common shares would have been antidilutive.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	As of September 30,
	2021	2020
Options	41,707,329	33,819,320
RSUs	280,309	-
Compensation Warrants	3,980,656	3,980,656
Public and Private Placement Warrants	15,333,333	-
Forest Road Earn-out Shares	3,750,000	-
	65,051,627	37,799,976

21.
Related Party Transactions

In 2018, the Company entered into a lease agreement with a company owned by the controlling shareholder. In July 2021, the Company purchased the building from the related party for its appraised value of $5.1 million. Total lease payments to the related party were approximately zero and $0.1 million for the three and nine months ended September 30, 2021, respectively and $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively. There were no material amounts due to the related party as of September 30, 2021 and December 31, 2020.

The Company has a royalty agreement with a company related to the controlling shareholder. The related party assisted the Company with the development of several products and receives royalties based on the sales of these products. Total payments to the related party were approximately zero and $0.9 million during the three and nine months ended September 30, 2021, respectively and were approximately $0.1 million and $0.2 million during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, $0.1 million and $0.7 million, respectively, was due to the related party pursuant to the royalty agreement.

A minority shareholder and board member of Company is also a shareholder in a law firm that provides legal services to the Company. Total payments to the related party were $0.4 million and $2.0 million during the three and nine months ended September 30, 2021, respectively and were $0.7 million and $1.2 million during the three and nine months ended September 30, 2020, respectively. The Company’s accounts payable related to the firm was approximately zero and $0.5 million as of September 30, 2021 and December 31, 2020, respectively.

22.
Segment Information

The Company applies ASC 280, Segment Reporting, in determining reportable segments for financial statement disclosure. Segment information is presented based on the financial information the Company uses to manage the business which is organized around our digital platforms. The Company has two operating segments, Beachbody and Other, and one reportable segment, Beachbody. The Beachbody segment primarily derives revenue from Beachbody on Demand digital subscriptions, nutritional products, and other fitness related products. Other derives revenue primarily from Openfit digital subscriptions and nutritional products and from connected fitness equipment (bikes and accessories) and monthly subscription revenue for workout content. The Company uses contribution as a measure of profit or loss, defined as revenue less directly attributable cost of revenue and certain selling and marketing expenses including media, Coach and social influencer compensation, royalties, and third-party sales commissions. Contribution does not include allocated costs as described below as the CODM does not include these costs in assessing performance. There are no inter-segment transactions. The Company manages its assets on a consolidated basis, and, as such, does not report asset information by segment.

Summary information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beachbody:
Revenue	$194,290	$248,268	$634,647	$633,001
Contribution	31,037	82,329	127,057	186,646
Other:
Revenue	13,762	3,211	22,732	6,298
Contribution	(10,589)	(2,615)	(22,136)	(15,257)
Consolidated:
Revenue	$208,052	$251,479	$657,379	$639,299
Contribution	20,448	79,714	104,921	171,389

Reconciliation of consolidated contribution to income (loss) before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated contribution	$20,448	$79,714	$104,921	$171,389
Amounts not directly related to segments:
Cost of revenue (1)	9,600	7,361	25,560	20,809
Selling and marketing (2)	29,645	15,779	70,608	43,314
Enterprise technology and development	29,680	23,852	83,718	67,558
General and administrative	23,346	16,523	58,523	46,229
Restructuring gain	—	(1,677)	—	(1,677)
Change in fair value of warrant liabilities	(30,274)	—	(35,664)	—
Interest expense	62	89	490	432
Other income, net	(202)	(113)	(3,155)	(555)
Income (loss) before income taxes	$(41,409)	$17,900	$(95,159)	$(4,721)

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

23.
Subsequent Events

The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued.

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
•
costs related to the Business Combination and the failure to realize anticipated benefits of the Business Combination or to realize any financial projections or estimated pro forma results and the related underlying assumptions; and
•
other risk and uncertainties set forth in this Report under the heading “Risk Factors.”

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

Overview of Our Business

We are the creator of some of the world’s most popular fitness programs, including P90X®, Insanity® and 21 Day Fix®, which transformed the in-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. We have also developed comprehensive nutrition-first programs, Portion Fix® and 2B Mindset®, which teach healthy eating habits and promote healthy, sustainable weight loss. All fitness and nutrition programs are available through our Beachbody On Demand ® streaming service. In addition, we offer nutritionals such as Shakeology® nutrition shakes and BEACHBAR® snack bars.

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

On June 25, 2021 we consummated the Business Combination by and among Forest Road, Old Beachbody and Myx. The Business Combination resulted in cash proceeds, net of issuance costs and cash paid for the acquisition of Myx, net of cash acquired of approximately $351.8. In addition it drove increases of $78.1 million in intangible assets and $157.9 million in goodwill as of September 30, 2021, compared to our balance sheet as of December 31, 2020. The following financial information for the three months and nine months ended September 30, 2021 includes the financial information and activities for Myx for the period from June 26, 2021 to September 30, 2021.

For the three months ended September 30, 2021, as compared to the three months ended September 30, 2020:

•
Total revenue was $208.1 million, a 17% decrease;
•
Digital revenue was $94.1 million, a 5% decrease;
•
Connected fitness revenue was $5.9 million;
•
Nutrition and other revenue was $108.1 million, a 29% decrease;
•
Net loss was $39.9 million, compared to net income of $13.8 million; and
•
Adjusted EBITDA was ($43.4) million, compared to $31.4 million.

For the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020:

•
Total revenue was $657.4 million, a 3% increase;
•
Digital revenue was $283.5 million, an 18% increase;
•
Connected fitness revenue was $5.9 million;
•
Nutrition and other revenue was $367.9 million, an 8% decrease;
•
Net loss was $82.4 million, compared to a net loss of $4.6 million; and
•
Adjusted EBITDA was ($59.5) million, compared to $34.9 million.

For a definition of digital subscriptions see the section titled “—Key Operational and Business Metrics.”

See the section titled “—Non-GAAP Information” for information regarding our use of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

Impact of COVID-19

The novel coronavirus continues to have a significant impact on most businesses, including Beachbody. During the year ended December 31, 2020, we saw strong demand for our digital subscriptions as the government ordered closures and restrictions on gyms and as consumers were reluctant to return to gyms as the COVID-19 pandemic continued. We also experienced modestly slower product fulfillment to customers and supply chain delays. During the second and third quarters of 2021, the pandemic has resulted in higher shipping, freight, and fulfillment costs and the cancellation of certain Coach events.

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

The table below presents our Adjusted EBITDA reconciled to our net income (loss), the closest GAAP measure, for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(39,922)	$13,771	$(82,420)	$(4,560)
Adjusted for:
Depreciation and amortization	14,616	11,203	40,557	31,881
Amortization of capitalized cloud computing implementation costs	168	—	504	—
Amortization of content assets	3,889	1,907	10,008	5,103
Interest expense	62	89	490	432
Income tax (benefit) provision	(1,487)	4,129	(12,739)	(161)
Equity-based compensation	5,744	1,261	10,839	3,169
Transaction costs	677	612	2,819	612
Restructuring gain	—	(1,677)	—	(1,677)
Change in fair value of warrant liabilities	(30,274)	—	(35,664)	—
Other adjustment items (1)	3,044	—	9,082	—
Non-operating items (2)	71	77	(3,017)	131
Adjusted EBITDA	$(43,412)	$31,372	$(59,541)	$34,930

(1)
Other adjustment items includes incremental costs associated with COVID-19.
(2)
Non-operating primarily includes interest income and gain on investment on the Myx convertible instrument.

Key Operational and Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of September 30,
	2021	2020

Digital Subscriptions (millions)	2.64	2.61
Nutritional Subscriptions (millions)	0.34	0.44

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average Digital Retention	95.6%	95.1%	95.5%	95.4%
Total Streams (millions)	35.9	48.5	136.4	137.2
DAU/MAU	29.6%	32.1%	32.1%	31.9%

Revenue (millions)	$208.1	$251.5	$657.4	$639.3
Gross profit (millions)	$135.0	$180.6	$447.4	$460.1
Gross margin	65%	72%	68%	72%

Net income (loss) (millions)	$(39.9)	$13.8	$(82.4)	$(4.6)
Adjusted EBITDA (millions) (1)	$(43.4)	$31.4	$(59.5)	$34.9

(1)
Please see the section titled “—Non-GAAP Information” for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Digital Subscriptions

Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions include Beachbody On Demand, Nutrition+, and Openfit subscriptions. Digital subscriptions include paid and free-to-pay subscriptions. Free-to-pay subscriptions, on average, represent less than 2% of total digital subscriptions. Digital subscriptions are inclusive of all billing plans, currently for annual, semi-annual, quarterly and monthly billing intervals.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Digital	$94,072	$99,082	$283,547	$239,964
Connected fitness	5,927	—	5,937	—
Nutrition and other	108,053	152,397	367,895	399,335
Total revenue	208,052	251,479	657,379	639,299
Cost of revenue:
Digital	12,124	9,843	34,858	27,507
Connected fitness	10,261	—	10,417	—
Nutrition and other	50,682	61,082	164,679	151,654
Total cost of revenue	73,067	70,925	209,954	179,161
Gross profit	134,985	180,554	447,425	460,138
Operating expenses:
Selling and marketing	153,782	123,980	438,672	352,872
Enterprise technology and development	29,680	23,852	83,718	67,558
General and administrative	23,346	16,523	58,523	46,229
Restructuring gain	—	(1,677)	—	(1,677)
Total operating expenses	206,808	162,678	580,913	464,982
Operating income (loss)	(71,823)	17,876	(133,488)	(4,844)
Change in fair value of warrant liabilities	30,274	—	35,664	—
Interest expense	(62)	(89)	(490)	(432)
Other income, net	202	113	3,155	555
Income (loss) before income taxes	(41,409)	17,900	(95,159)	(4,721)
Income tax benefit (provision)	1,487	(4,129)	12,739	161
Net income (loss)	$(39,922)	$13,771	$(82,420)	$(4,560)

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

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$94,072	$99,082	$(5,010)	(5%)
Connected fitness	5,927	—	5,927	—
Nutrition and other	108,053	152,397	(44,344)	(29%)
Total revenue	$208,052	$251,479	$(43,427)	(17%)

The decrease in digital revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to lower growth in our digital subscriptions as the demand for at-home fitness slowed.

The increase in connected fitness revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was due to the acquisition of Myx in June 2021.

The decrease in nutrition and other revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to a $33.6 million decrease in revenue from nutritionals primarily driven by the decrease in nutritional subscriptions and lower customer acquisition and a $4.3 million decrease in shipping revenue due to a sales composition shift from nutritional to digital.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$283,547	$239,964	$43,583	18%
Connected fitness	5,937	—	5,937	—
Nutrition and other	367,895	399,335	(31,440)	(8%)
Total revenue	$657,379	$639,299	$18,080	3%

The increase in digital revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily attributable to year-over-year growth in digital subscriptions during the first half of 2021.

The increase in connected fitness revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was due to the acquisition of Myx in June 2021.

The decrease in nutrition and other revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to the decrease in revenue from nutritionals as a result of lower demand experienced during the third quarter of 2021.

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

Connected Fitness Cost of Revenue

Connected Fitness cost of revenue consists of product costs, including hardware costs, duties and other applicable importing costs, shipping and handling costs, warehousing and logistics costs, costs associated with service calls and repairs of the product under warranty, payment processing and financing fees, customer service expenses, and personnel-related expenses associated with supply chain and logistics.

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

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$12,124	$9,843	$2,281	23%
Connected fitness	10,261	—	10,261	—
Nutrition and other	50,682	61,082	(10,400)	(17%)
Total cost of revenue	$73,067	$70,925	$2,142	3%

Gross profit
Digital	$81,948	$89,239	$(7,291)	(8%)
Connected fitness	(4,334)	—	(4,334)	—
Nutrition and other	57,371	91,315	(33,944)	(37%)
Total gross profit	$134,985	$180,554	$(45,569)	(25%)

Gross margin
Digital	87%	90%
Connected fitness	(73%)	—
Nutrition and other	53%	60%

The increase in digital cost of revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily driven by a $2.0 million increase in content assets amortization due to a content asset library (new and existing content) with higher costs being amortized during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The digital gross margin was lower for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to higher content assets amortization and higher customer service expenses as more contacts were related to digital products, partially offset by lower credit card processing as we achieved rate-reducing initiatives.

The increase in connected fitness cost of revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily driven by the acquisition of Myx in June 2021.

The decrease in nutrition and other cost of revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to a $8.7 million decrease in product costs, $2.1 million decrease in shipping costs, and $0.6 million decrease in customer service expense as the result of lower nutrition and other revenue. These decreases were partially offset by a $1.1 million increase in freight and fulfillment expense. Despite the decrease in product costs, shipping and customer service costs, nutrition and other gross margin decreased as a result of a higher reserve for excess and obsolete inventory, higher freight and shipping rates due to COVID-19, and the deleveraging of fixed costs such as depreciation and personnel-related expenses on lower revenue.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$34,858	$27,507	$7,351	27%
Connected fitness	10,417	—	10,417	—
Nutrition and other	164,679	151,654	13,025	9%
Total cost of revenue	$209,954	$179,161	$30,793	17%

Gross profit
Digital	$248,689	$212,457	$36,232	17%
Connected fitness	(4,480)	—	(4,480)	—
Nutrition and other	203,216	247,681	(44,465)	(18%)
Total gross profit	$447,425	$460,138	$(12,713)	(3%)

Gross margin
Digital	88%	89%
Connected fitness	(75%)	—
Nutrition and other	55%	62%

The increase in digital cost of revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily driven by a $4.9 million increase in content assets amortization due to a content asset library (new and existing content) with higher costs being amortized during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Additional customer service expense of $1.0 million, depreciation of $0.9 million, credit card processing expense of $0.5 million, and Openfit live training costs of $0.2 million were attributable to the increase in revenue. The slight decrease in digital gross margin from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 was primarily due to higher program amortization, partially offset by lower streaming costs and lower credit card processing due to rate-reducing initiatives.

The increase in connected fitness cost of revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily driven by the acquisition of Myx in June 2021.

The increase in nutrition and other cost of revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was due to a $5.7 million increase in product costs, $3.2 million increase in shipping costs, $1.7 million increase in depreciation, $1.5 million increase in fulfillment, and $1.1 million in personnel-related expenses. Nutrition and other gross margin decreased during the nine months ended September 30, 2021 as a result of higher freight and shipping rates, a higher reserve for excess and obsolete inventory, and increases in personnel-related costs and depreciation expense for which there is no commensurate revenue.
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

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Selling and marketing	$153,782	$123,980	$29,802	24%
As a percentage of total revenue	73.9%	49.3%

The increase in selling and marketing expense for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due an increase in television media and online advertising expenses in line with our strategic focus to invest in building brand awareness and driving customer acquisition.

Selling and marketing expense increased, as a percentage of total revenue, due to increased media investments which were less effective at acquiring new customers as compared to the three months ended September 30, 2020.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Selling and marketing	$438,672	$352,872	$85,800	24%
As a percentage of total revenue	66.7%	55.2%

The increase in selling and marketing expense for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to a $54.8 million increase in media costs to build awareness and customer acquisition. Additional increases were $16.9 million in expenses for personnel and systems that support customer acquisition activities, $4.4 million in Coach events expenses, $3.1 million in intangible assets amortization, $2.6 million in production of marketing materials, and $0.9 million in royalties.

Selling and marketing expense increased, as a percentage of total revenue, primarily due to increased media investments on lower revenue.

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

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Enterprise technology and development	$29,680	$23,852	$5,828	24%
As a percentage of total revenue	14.3%	9.5%

The increase in enterprise technology and development expense for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to an increase in personnel and enterprise systems-related expenses.

Enterprise technology and development expense as a percentage of total revenue increased by 480 basis points due to the deleveraging of fixed costs, such as personnel-related expense and depreciation, on lower revenue.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Enterprise technology and development	$83,718	$67,558	$16,160	24%
As a percentage of total revenue	12.7%	10.6%

The increase in enterprise technology and development expense for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to a $13.0 million increase in personnel-related expenses and a $3.1 million increase in depreciation expense. Enterprise technology and development expense as a percentage of total revenue increased by 210 basis points due to the deleveraging of fixed costs, such as personnel-related expense and depreciation, on lower revenue.

General and Administrative

General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$23,346	$16,523	$6,823	41%
As a percentage of total revenue	11.2%	6.6%

The increase in general and administrative expense for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to increases in personnel-related expenses and other general corporate expenses, including additional expenses as a result of operating as a public company. General and administrative expense as a percentage of total revenue increased by 460 basis points due to the deleveraging of costs on lower revenue.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$58,523	$46,229	$12,294	27%
As a percentage of total revenue	8.9%	7.2%

The increase in general and administrative expense for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to increases in transaction costs related to the Business Combination, personnel-related expenses, and other general corporate expenses. General and administrative expense as a percentage of total revenue increased by 170 basis points primarily due to the deleveraging of transaction costs on lower revenue.

Restructuring

Restructuring charges relates to our 2017 and 2018 restructuring plans, which were initiated to realign business priorities and optimize operations to maximize digital subscription scale and growth. The charges incurred primarily relate to lease termination adjustments and employee-related costs, with the restructuring benefit related to lower final lease termination expenses compared to initial estimates.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Restructuring gain	$—	$(1,677)	$1,677	(100%)

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Restructuring gain	$—	$(1,677)	$1,677	(100%)

Restructuring gain for the three and nine months ended September 30, 2020 reflect adjustments to the estimated liability associated with the 2017 restructuring lease terminations.

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

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Change in fair value of warrant liabilities	$30,274	$—	$30,274	—
Interest expense	(62)	(89)	27	30%
Other income, net	202	113	89	79%

The change in fair value of warrant liabilities of $30.3 million during the three months ended September 30, 2021 primarily resulted from the decrease in our stock price during the third quarter of 2021. The decrease in interest expense for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to lower lease-related interest expense. The increase in other income, net was primarily due to foreign exchange rate fluctuations.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Change in fair value of warrant liabilities	$35,664	$—	$35,664	—
Interest expense	(490)	(432)	(58)	-13%
Other income, net	3,155	555	2,600	468%

The change in fair value of warrant liabilities of $35.7 million during the nine months ended September 30, 2021 primarily resulted from the decrease in our stock price following consummation of the Business Combination on June 25, 2021, partially offset by the transaction costs and advisory fees for the Business Combination allocated to the warrants. The increase in interest expense for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher outstanding borrowings and for a longer period in 2021 compared to 2020. The increase in other income, net was primarily due to the gain on the investment in the convertible instrument from Myx prior to June 25, 2021; there was no similar investment during the nine months ended September 30, 2020.

Income Tax Benefit (Provision)

Income tax benefit (provision) consists of income taxes related to US federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax benefit (provision)	$1,487	$(4,129)	$5,616	136%

The income tax benefit during the three months ended September 30, 2021, as compared to the income tax provision during the three months ended September 30, 2020 was primarily due to a loss position in the third quarter of 2021 compared to a taxable income position in the third quarter of 2020. The effective benefit tax rate for the three months ended September 30, 2021 was 3.6% and differed from the federal statutory rate primarily because of valuation allowances and an increase in net benefits from discrete events. The effective tax rate for the three months ended September 30, 2020 was 23.1% and differed from the federal statutory rate primarily because of additional expense from discrete events.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Income tax benefit (provision)	$12,739	$161	$12,578	7812%

The increase in income tax benefit for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to the increase in net benefits from discrete events, primarily related to the acquisition of Myx. The effective benefit tax rate was 13.4% for the nine months ended September 30, 2021 and 3.4% for the nine months ended September 20, 2020. The increase in the effective benefit tax rate was primarily related to the increase in net benefits from discrete events, partially offset by an increase in valuation allowances.

Liquidity and Capital Resources

Historically, our operations were financed primarily through cash flow from operating activities and borrowings under our Credit Facility. In connection with the Business Combination, we received cash proceeds, net of issuance costs and cash paid for the acquisition of Myx, net of cash acquired of approximately $351.8 million. As of September 30, 2021, we had cash and cash equivalents of $199.8 million and $32.0 million of borrowing capacity available under our Credit Facility (defined below).

We believe our existing cash and cash equivalent balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of growth initiatives, the expansion of selling and marketing activities, the timing of new nutrition product introductions, market acceptance of our nutrition products, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Amended and Restated Credit Agreement

On December 14, 2018, Beachbody, LLC, as borrower, and Old Beachbody and certain of Beachbody, LLC’s subsidiaries, as guarantors, entered into a credit agreement with Bank of America, N.A., as lender, administrative agent and letter of credit issuer for a $35 million revolving credit facility with a $10 million sublimit for letters of credit (the “Credit Facility”). During the nine months ended September 30, 2021, the Credit Facility was amended to revise certain financial covenants, to extend the maturity date to June 2022, and temporarily increase the Credit Facility by $20 million for a period of either 90 days, or until the consummation of the Business Combination.

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

As of September 30, 2021 and December 31, 2020, we had no borrowings outstanding under the Credit Facility and a letter of credit was issued for $3.0 million. Borrowings may be either Bloomberg Short-Term Bank Yield Index (“BSBY”) rate loans or base rate loans at our election. BSBY rate loans bear interest at an annual rate equal to the BSBY Rate plus 1.75% to 2.25%, with a minimum

BSBY of 0.75%. Base rate loans are at the base rate, as defined in the Credit Facility, plus 0.75% to 1.25%. We also pay a 1.75% to 2.25% fee on the letters of credit outstanding and a 0.375% to 0.5% commitment fee on the unused Credit Facility.

In November 2021, the Company terminated the Credit Facility and will maintain a compensating cash balance for the $3.0 million letter of credit.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(139,259)	$72,340
Net cash used in investing activities	(108,345)	(26,860)
Net cash provided by financing activities	390,448	—

Operating Activities. Net cash used in operating activities of $139.3 million for the nine months ended September 30, 2021 was primarily due to the net loss of $82.4 million and the net change in operating assets and liabilities of $71.2 million, partially offset by non-cash adjustments of $14.4 million. Non-cash adjustments primarily consisted of depreciation and amortization of $40.6 million, change in fair value of warrant liabilities of ($35.7) million, deferred income taxes of ($13.0) million, equity-based compensation of $10.8 million, and amortization of content assets of $10.0 million. The change in net operating assets and liabilities was primarily due to a $68.8 million increase in inventory, $22.0 million increase in content assets, and a $5.6 million increase in other assets; partially offset by a $27.1 million increase in deferred revenue as a result of the increase in digital subscriptions and connected fitness hardware sold but not yet delivered.

Net cash provided by operating activities of $72.3 million for the nine months ended September 30, 2020 was primarily due to the net change in operating assets and liabilities of $35.2 million and non-cash adjustments of $41.7 million, partially offset by the net loss of $4.6 million. The increase in net operating assets and liabilities was primarily due to a $41.8 million increase in deferred revenue as a result of an increase in digital subscriptions, $29.0 million increase in accounts payable and accrued expenses related to increased expenditures to support general business growth; partially offset by a $17.5 million increase in inventory as a result of building up nutritional products and accessories, a $9.9 million increase in content assets and an increase other assets driven by general growth. Non-cash adjustments primarily consisted of depreciation and amortization of $31.9 million, amortization of content assets of $5.1 million, and equity-based compensation expense of $3.2 million.

Investing Activities. Net used in investing activities for the nine months ended September 30, 2021 of $108.3 million was related to $37.3 cash consideration for the acquisition of Myx, net of cash acquired, capital expenditures of $61.1 million, the investment in a convertible instrument of $5.0 million, and an equity investment of $5.0 million.

Net cash used in investing activities for the nine months ended September 30, 2020 of $26.9 million was related to capital expenditures, partially offset by cash acquired through the acquisition of Ladder.

Financing Activities. Net cash provided by financing activities of $390.4 million for the nine months ended September 30, 2021 was primarily related to the $389.1 million in net proceeds received from the Business Combination and $1.3 million of proceeds from stock option exercises, net of tax withholdings.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2020. Gross borrowings and repayments under the Credit Facility were $32.0 million.

Contractual Obligations and Other Commitments

The following table summarizes our contractual cash obligations as of September 30, 2021:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$36,857	$1,278	$22,963	$12,616	$—
Finance lease obligations	327	40	284	3	—
Noncancelable service and inventory purchase obligations	79,544	58,646	18,398	2,500	—
Total	$116,728	$59,964	$41,645	$15,119	$—

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

In November 2021, the Company entered into an agreement to assign the lease of its corporate headquarters to another party in January 2022. This assignment will result in a modification of the Company’s lease term and is expected to reduce right-of-use assets by $22.6 million and lease liabilities by $28.5 million and increase operating income by $2.7 million, which is net of brokers' commissions and accelerated depreciation of leasehold improvements and furniture, fixtures and equipment.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the three and nine months ended September 30, 2021 approximately 10% of our revenue was in foreign currencies. For the three and nine months ended September 30, 2020 approximately 9% of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

The aggregate notional amount of foreign exchange derivative instruments at September 30, 2021 and December 31, 2020 was $32.6 million and $34.0 million, respectively.

Interest Rate Risk

We are primarily exposed to changes in short-term interest rates with respect to our cost of borrowing under our Credit Facility. We monitor our cost of borrowing under our facility, taking into account our funding requirements, and our expectations for short-term rates in the future. As of September 30, 2021, there were no outstanding borrowings under the Credit Facility, and a letter of credit was issued for $3.0 million. A hypothetical 10% change in the interest rate on our Credit Facility for all periods presented would not have a material impact on our financial statements.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Part II, Item 1A, Risk Factors in our most recent Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 5. Other Information.

In November 2021, the Company terminated the Credit Facility and will maintain a compensating cash balance for the $3.0 million letter of credit.

On November 11, 2021, at the request of Mr. Daikeler and Mr. Congdon, the Compensation Committee approved the reduction of base salaries of Mr. Daikeler and Mr. Congdon to $1 per year, effective November 15, 2021.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Description	Form	File No.	Exhibit	Filing Date

10.1	Offer of Employment Letter, dated September 27, 2021, by and between The Beachbody Company and Blake Bilstad					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Beachbody Company

Date: November 15, 2021	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Sue Collyns
Sue Collyns
President and Chief Financial Officer
(Principal Financial Officer)