Form 10-K
period 2021-12-31
Beachbody Company, Inc.
filed 2022-03-01
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-39735

The Beachbody Company, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3222090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Continental Blvd, Suite 400, El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

(310) 883-9000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BODY	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50	BODY WS	The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price reported on the New York Stock Exchange for June 30, 2021, was $1,067,431,331.

There were 168,996,764 shares of registrant’s Class A Common Stock, par value $0.0001 per share, and 141,250,310 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of February 23, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements about and the financial condition, results of operations, earnings outlook and prospects of the Company. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on our current expectations as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in selling and marketing, enterprise technology and development, and general and administrative expenses (including any components of the foregoing), Adjusted EBITDA (as defined below) and our ability to achieve and maintain future profitability;
•
our anticipated growth rate and market opportunity;
•
our liquidity and ability to raise financing in the future;
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
•
litigation and the ability to adequately protect our intellectual property rights; and
•
other risks and uncertainties set forth in this Report under the heading “Risk Factors.”

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

PART I

Item 1. Business.

We are a health and wellness platform providing fitness, nutrition and stress-reducing programs to our customers. With over 2.5 million digital subscriptions and 0.3 million nutritional subscriptions, we believe our ability to offer solutions in both the global fitness market and the global nutrition market under one platform positions us as the leading holistic health and wellness solution. We have a 23-year track record of creating innovative exercise, nutrition and stress-reducing content that have improved the lives of millions of customers. We make fitness entertaining, approachable, effective and convenient, while fostering social connections that encourage customers to live healthier and more fulfilling lives.

We are a results-oriented company at the intersection of wellness, technology and media. We developed one of the original fitness digital streaming platforms with an extensive library of content containing over 116 complete workout programs and 4,570 streaming workouts. We measure the success of our library by customer engagement indicators including a metric that divides daily active users by monthly active users (“DAU/MAU”) and “streams” by our subscribers over the respective periods. While the measure of a digital stream may vary across companies, we define streams and total streams as the stream of a video for at least 25% of its length during a given period. In 2021, our DAU/MAU averaged 31.4%. In 2021, 2020 and 2019, our subscribers viewed streams totaling 167 million, 180 million and 104 million, respectively. We also measure our success by month over month retention rates of our digital subscribers, which was approximately 95.7% for the year ended December 31, 2021.

Driven by our commitment to help people achieve their goals and lead healthy, fulfilling lives, we have built or acquired digital platforms to engage with our customers such as Beachbody On Demand (“BOD”), Beachbody On Demand Interactive (“BODi”), Beachbody Bike (also known as Myx) and Openfit. Our digital platforms include an extensive library with high production value and creatively diverse fitness content at a price point as low as $9.99 per month or $99.00 per year. In 2022, we will also consolidate our Openfit streaming fitness offering onto our single Beachbody platform (BOD) to enhance our value proposition to all customers and simplify our go-to-market strategy.

Our premium nutrition products help make meal planning and healthy weight loss achievable without deprivation. Simplicity and proven strategies are at the core of what we do, and many of our brands, including Shakeology, Beachbody Performance and Ladder, have been designed with formulae and ingredients that have been clinically tested to help our customers achieve their goals. By leveraging consumer insights, such as which content subscribers are engaging with, we are able to make targeted recommendations that support improved results.

We have also built a social commerce platform with incentives to invite people to participate in groups and thus increase our customer base, inspiring participants to achieve their goals which in turn generates cash flow that can be used to accelerate our digital and international expansion. This platform includes hundreds of thousands of micro influencers or Coaches, who help customers start and maintain a fitness and nutrition program through positive reinforcement, accountability, and a proprietary online support community.

Our revenue is primarily generated from the sale of digital subscriptions and nutritional products that are often bundled together. We also generate revenue selling the Beachbody Bike (also known as Myx). We believe there are future revenue and customer retention opportunities that can be generated through new nutritional bundles, connected devices that offer digital subscriptions, and future international expansion and opportunistic acquisitions.

Our Product Offerings and Economic Model

Digital Subscriptions

Our digital subscriptions include BOD, launched in beta version in the fourth quarter of 2015, and Openfit, launched in 2019. The subscriptions are renewed on a monthly, quarterly, or annual basis and include unlimited access to an extensive library of live and on-demand fitness and nutrition content. We launched a live interactive premium subscription tier, BODi, in late 2021.

Our digital platforms provide a one-stop-shop for all types of fitness and nutrition content, with world famous brands such as P90X, Insanity, 21 Day Fix, 80 Day Obsession, Morning Meltdown 100, LIIFT4, Unstress meditations, Portion Fix, and others. The BOD platform gives users access to comprehensive, highly produced, and creatively diverse fitness content with dynamic trainers. We had over 2.5 million digital subscribers as of December 31, 2021, who have access to 4,570 fitness, nutrition, mindfulness and recovery videos that can be accessed anywhere. BOD content is available on the web as well as the Beachbody Bike touchscreen, iOS, Android, Roku, AppleTV, Fire TV and Chromecast.

Leveraging the power of celebrity, mass social influence, story and live interactivity, Openfit is a digital streaming platform for people who want to make the commitment to change their fitness and nutrition habits for the long term with the gratification of aligning that commitment with celebrities and influencers they admire and love to watch. Celebrity-influence is combined with live small group training supervised by a team of certified trainers offering real time feedback, motivation and professional instruction. Complemented by the acquisition of Ladder, which originally formulated its products to the specifications of founders LeBron James and Arnold Schwarzenegger, Openfit provides an original and exciting digital fitness and wellness resource with its own exclusive library of content. Openfit content can be streamed via iOS, Android, FireTV, Chromecast, Roku and AppleTV.

Digital subscriptions also help generate sales of our nutritional products, which are often sold together as bundles.

Nutritional Products

Our nutritional products include Shakeology, Beachbody Performance supplements, BEACHBARs, and others. As part of our mission to be a total health and wellness solution for our consumers, our nutritional products are formulated and manufactured to high quality standards and complement our fitness and device offerings. Our research and development team rigorously assesses and develops new nutritional products that are in line with customer goals, satisfies a continuum of customer demand, and increases subscriptions and lifetime revenue. Shakeology, our premium nutrition shake, is clinically shown to help reduce cravings and promote healthy weight loss and formulated to help support healthy digestion and provide healthy energy with its proprietary formula of superfoods, phytonutrients, enzymes, fiber and protein, with no artificial sweeteners, flavors, colors or preservatives.

Beachbody Performance supplements include our pre-workout Energize, Hydrate, post-workout Recover and protein supplement Recharge. These products were created to meet different needs than Shakeology, which is a once-a-day premium nutrition shake that helps supplement a healthy diet.

BEACHBARs are low-sugar, snack bars available in three flavors made with ingredients to help satisfy cravings without undermining our customers’ fitness and weight loss goals. We continue to research and develop additional nutritional products, and currently provide a variety of other nutritional supplements including collagen, fiber and greens “boosts.”

Connected Fitness Products

Our digital subscription offerings are complemented by our entrance into connected fitness through the Myx Fitness acquisition in June 2021. The Beachbody Bike (also known as Myx) is equipped with a unique swivel touch screen that enables users to engage with content beyond the indoor cycling experience and encourages broader cross-training, incorporating resistance training and yoga for a more holistic fitness experience and healthier results.

We believe a connected bike is a perfect fit and important genre for the Beachbody ecosystem with its focus on heartrate-based zone training, and together with Beachbody’s digital subscription offerings and nutritional products, will bring together a comprehensive at-home solution that provides personalization, live coaching, celebrity rides, nutritional supplements and healthy meal-planning.

We provide Beachbody and Openfit content through the bike's swivel touch screen. We plan to offer the Beachbody content and supplements together with the bike through BOD subscribers and Coaches, as well as via direct-to-consumer marketing channels.

The Beachbody Bike is manufactured using commercial-grade equipment and includes a 21.5” 360-degree swivel screen. In the United States, the standard package price is $1,399 and includes a Polar heart rate monitor with free delivery and set up. The “Plus” package price is $1,599, with special promotional offers from time to time.

Implementing a “One Brand” Strategy

During 2022, we will consolidate our streaming fitness and nutrition offerings into a single Beachbody platform and market our connected fitness bike under the Beachbody brand. We believe the addition of Openfit products and talent into BOD’s already extensive on-demand library will strengthen the Beachbody ecosystem, enhance our value proposition to all our customers and partners, and simplify our go-to-market strategy.

Our Value Proposition

Our holistic approach to health and wellness provides the consumer with tools to succeed at a lower cost than most traditional gyms or fitness studios and nutrition/weight loss plans.

Our business model is characterized by developing compelling fitness and nutrition programs that are designed to provide the subscriber with results. This in turn attracts additional customers who see those results on social media. These consumers then become advocates for the company, which helps attract and retain new and existing consumers. This “virtuous cycle” of content, customer success, and new customer acquisition drives subscriber growth and recurring revenue opportunities.

Our monthly connected fitness subscription at an average price of $29.00 is less expensive than most monthly gym memberships, a fraction of the price of a personal training session, and less than the cost of one individual cycling class at a boutique studio. Boutique studio fitness classes typically cost between $25.00 and $45.00 per person per class and follow a strict schedule whereas our monthly connected fitness subscription covers the household of up to five people and offers unlimited use, anytime, anywhere. Our on-demand library feature classes, spanning five to 60 minutes, which provide our customers with flexibility and convenience.

For our bike, we offer attractive 0% APR financing programs through a third-party financing partner, which allow qualified customers to pay in monthly installments of as low as $28 for 48 months. These financing programs have successfully broadened the base of customers by attracting consumers from a wider spectrum of ages and income levels.

Our nutritional products come in varying sizes and prices and are often bundled with digital content offerings. One of our most popular packages is the BOD and Shakeology Total Solution Pack, which is priced at $160 and comes with a one-month supply of Shakeology and an annual BOD membership.

Our Economic Model

Our Beachbody offerings provide access to our marketplace of Coaches, which are people who have signed up to use Beachbody’s products and organize groups on our proprietary social platform, BODgroups. On this platform, Coaches earn a share of the revenue generated by promoting our products and helping our customers succeed. They also earn additional bonuses for expanding this social network by building teams of Coaches. This marketplace, called Team Beachbody, is made up of hundreds of thousands of Coaches and Preferred Customers who receive a 25% discount on their purchases for personal use or, for Coaches, who typically receive a 25% commission on orders they generate through their efforts.

We also sell our digital subscription products, nutritional products and connected fitness products direct to consumer through our Beachbody and Openfit platforms. On Openfit, many of our influencers receive a commission on digital subscriptions or nutritional products that they help sell, however there is no commission paid on any subscriptions that are not sold through the social channels of these influencers.

Competition

We operate in the competitive and highly fragmented health and wellness market in which, given the holistic nature of our business, we face significant competition from multiple industry segments. Within fitness, we face significant competition from providers of at-home fitness solutions, connected fitness equipment and content, on-demand fitness offerings, and health and wellness apps. We also face competition from weight management, dietary and nutritional supplement providers, and are sensitive to the introduction of new products or weight management plans, including various prescription drugs.

We are also subject to significant competition in attracting Coaches from other social commerce platforms, including those that market fitness solutions, weight management products and dietary and nutritional supplements. Our ability to remain competitive depends on our success in delivering results for our customers, maintaining our community, retaining Coaches through attractive compensation plans, and continuing to offer a vast content library as well as an attractive product portfolio.

Our competitors may develop, or have already developed, products, features, content, services, or technologies that are similar to ours or that achieve greater acceptance, may undertake more successful product development efforts, create more compelling marketing campaigns, or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. In addition, our competitors may have significantly greater resources than us, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products and services, devote greater resources to marketing and advertising, or be better positioned to withstand substantial price competition. If we are not able to compete effectively against our competitors, they may acquire and engage customers or generate revenue at the expense of our efforts, which could have an adverse effect on our business, financial condition, and operating results.

Manufacturing

We rely on contract manufacturers to manufacture our nutritional products, bikes and related equipment. Our contract manufacturers can schedule and purchase supplies independently or from our suppliers, according to contractual parameters. Nutritional ingredients are sourced according to our specifications from our approved suppliers. Outsourcing allows us to operate an asset-light business model and focus our efforts on innovation, sales and marketing. Our contract manufacturers are regularly audited by third parties and in the case of nutritionals, they are also audited by our Quality Assurance department and comply with our rigorous Quality Assurance Protocols (“QAP”s) and specifications as well as follow industry good manufacturing practices (“GMP”s) and food safety guidelines. We believe our contract manufacturers have the capacity to meet our current and near-term supply needs. We monitor capacity and performance of our manufacturing partners and will qualify alternate suppliers as needed. We receive finished products from our contract manufacturers, which includes all packaging and ingredients used, as well as an agreed-upon charge for each item produced.

To mitigate against the risks related to a single source of supply, we qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to disruptions, including maintaining adequate inventory of products.

Storage and Distribution

We outsource the storage and distribution of finished goods to third-party logistics companies, with facilities geographically dispersed to help optimize shipping times to our customer base. In the United States, our nutrition and other products are currently distributed from Groveport, Ohio or Ontario, California and shipped to U.S.-based customers principally through FedEx or the U.S. Postal Service. In Canada, our nutrition and other products are distributed from Ontario, Canada to customers via a third-party specialty shipper. In Europe, our products are distributed from Daventry, UK to customers via a European transport provider. Usual delivery time is approximately five to seven days.

Our connected fitness products are currently distributed from separate distribution centers in California, New Jersey, Illinois, and Georgia and shipped to U.S.-based customers principally through XPO Logistics covering the entire United States.

Utilizing multiple partners from geographically-distributed locations enhances our geographic reach and allows us to further scale our distribution system and maintain flexibility, while reducing order fulfillment time and shipping costs. With our commitment to our customer-first approach, we will continue to invest to strengthen our operations’ coverage in locations we identify as strategic and cost-effective delivery markets throughout the United States, Canada, Europe, and in new international regions.

Intellectual Property

We believe our success, competitive advantages, and growth prospects depend in part upon our ability to develop and protect our content, technology, and intellectual property rights. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality agreements, contractual commitments and other legal rights to establish and protect our brands and intellectual property rights throughout the world. For example, we file for and register our trademarks and monitor third party trademarks worldwide and we have developed a robust enforcement program to protect our brands/trademarks, domains, and copyrights to protect our intellectual property rights on various platforms including the web, borders/customs, e‑commerce and social channels to protect our brands, videos, DVDs and DVD kits, clothing, and accessories which have been and continue to be counterfeited. We have over 3,000 registered trademarks, 172 registered copyrights and four patents (including 14 patents pending).

To minimize intellectual property infringement and counterfeiting, our team monitors domains, websites, eCommerce sites, social channels, distributors and other third parties through a third-party platform that monitors eBay, Mercado Libre, YouTube, Vimeo, Instagram, Gumtree, Kijiji, Mercari and other platforms and sites in the U.S. and worldwide to identify third parties who purport to sell our products including DVDs and videos. Additionally, we enter into agreements with our commercial partners, supply-chain vendors, employees and consultants to control access to, and clarify ownership of, our intellectual property and proprietary information.

Government Regulation

We are subject to many varying laws and regulations in the United States, Canada, the United Kingdom, the European Union and throughout the world, including those related to data privacy, data protection, data breach notification, content regulation, foods and dietary supplements, imports and exports, intellectual property, consumer protection, e-commerce, multi-level marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, product liability, accessibility, competition, and taxation. These laws often require companies to implement specific information security controls to protect certain types of information, such as personal data, “special categories of personal data” or health data. While we strive to comply and remain compliant with each of these laws and regulations, they are constantly evolving and may be interpreted, applied, created, or amended in a manner that could require a change to our current compliance footprint, or harm our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.

With respect to data privacy and protection laws and regulations, in the European Union, the General Data Protection Regulation, (the “GDPR”), became effective in 2018. The GDPR is intended to create a single legal framework for privacy rights that applies across all EU member states, including France, which is currently the only country in the EU in which we operate. The GDPR created more stringent operational requirements for controllers and processors of personal data, including, for example, requiring enhanced disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), limiting retention periods of personal data, requiring mandatory data breach notification, and requiring additional policies and procedures to comply with the accountability principle under the GDPR. Similarly, other jurisdictions are instituting privacy and data security laws, rules, and regulations, which could increase our risk and compliance costs. As a result of Brexit, for example, we will need to continue compliance with the UK Data Protection Act of 2018 for privacy rights across the United Kingdom, the legal requirements of which largely follow the GDPR.

We are also subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the European Economic Area, (“EEA”), and the United Kingdom. We rely on transfer mechanisms permitted under these laws, including the standard contract clauses and intracompany data transfer agreements, which mechanisms have been subject to regulatory and judicial scrutiny. If these existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions are unavailable, we may be unable to transfer personal data of employees or customers in those regions to the United States.

In addition to European data privacy rules, we are subject to privacy laws in the U.S. and Canada, the most comprehensive and strictest of which is the California Consumer Privacy Act, (“CCPA”). The CCPA requires us to provide clear notice to consumers about what data is collected about them, honor requests to opt-out of the sale of their personal data, and comply with certain requests related to their personal data, such as the right to access or delete their personal data. We will also be subject to the new California Privacy Rights Act (“CPRA”) which will take effect on January 1, 2023. The CPRA expands California’s consumer privacy law and builds upon the CCPA.

Additionally, along with our contract manufacturers, distributors and ingredients and packaging suppliers, we are subject to laws and regulations related to our food and nutritional products. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the Federal Trade Commission, the Food and Drug Administration, the United States Department of Agriculture (“USDA”), the U.S. Environmental Protection Agency and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for labeling, manufacturing, quality, and safety and regulate marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only enforce regulations that apply to our food and nutritional products, but also review the manufacturing processes and facilities used to produce these products to ensure compliance with applicable regulations in the United States.

We are also subject to laws and regulations regarding automatically renewing subscriber products and services as well as the status and determination of independent contractor status for our distributors, affiliates and influencers. Any changes in the laws, regulations or interpretations of these laws, or increased enforcement of such laws and/or regulations, could adversely affect our ability to retain customers, promote sales, and harm our financial condition and operating performance.

Human Capital

Mission and Values

Like our brand, product and content offerings, our culture is dynamic, unique, and framed by our expansive vision and passion for community, collaboration, and success. For our people, the purpose and function of our culture is clear, and operates as a shared language of values and as a way of getting things done that permeates through the many areas in which we operate as a company. Our culture is shaped by our Core Purpose: to help people achieve their goals and lead healthy, fulfilling lives. Our Core Purpose informs what we do, the products we develop, the people we hire and the business decisions we make, which helps us collaborate and interact with candor, passion and heart.

In furthering our Core Purpose, we employ the following business tenets, among others, in the way we operate:

•
Customers First: We have a customer-centered mindset that prioritizes a positive product and brand experience. We are proud to be innovators of a results-oriented, health and fitness-centered community.
•
Constantly Moving Forward: We value innovation, continuous improvement, and challenging the status quo, all of which are keys to success in a competitive environment. We move quickly, take smart risks and learn from failures. We never let the fear of imperfection stop us from achieving great things.
•
Team Members: We hire individuals who are great at what they do and encourage all our team members to think openly and creatively to solve tough, intricate problems. We empower our team members to think and act like owners.
•
Diversity of Perspective: We know the importance and value of a team. We know our collective differences make us stronger and uphold the obligation to dissent and listen. We value inclusivity, and we are proud that everyone can work to help solve difficult problems and have an impact.

Our Culture

To foster these values, we have committed to promote a culture that is professional and informal. We are an inclusive group comprised of bright and talented people who are highly skilled and collaborative who work hard and are relentless about seizing opportunities and solving problems. We assess our culture and listen to our workforce through periodic employee engagement surveys. Our workplace policies are informed by the feedback we receive from our employees.

We offer competitive benefits and compensation packages, including parental leave, health and wellness offerings, product discounts, life insurance, and learning and development opportunities.

We are committed to fair and equal pay, respecting all people and all beliefs, and creating a positive social impact.

Employees

We are extremely proud of our team which embodies a diverse mix of backgrounds, industries, and levels of experience. We are a remote-first workplace, and as of December 31, 2021 we employed 1,021 full-time individuals, primarily working remotely, but also across our El Segundo, California, New York City, New York, Provo, Utah and Harpenden, United Kingdom locations. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Web Site Access to Our Periodic SEC Reports

The reports we file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.thebeachbodycompany.com as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The SEC also maintains a website (www.sec.gov) containing reports, proxy and information statements, and other information that we file with the SEC. Our Code of Ethics and Conduct and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are available on our website at www.thebeachbodycompany.com under the “investors” section. Copies of the information identified above may be obtained without charge from us by writing to The Beachbody Company, Inc., 400 Continental Blvd., Suite 400, El Segundo, CA 90245, Attention: Corporate Secretary.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes and the information contained in our other public filings before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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
•
The perception of the effects or value of our products may change over time, which could reduce customer demand.
•
We may not successfully execute or achieve the expected benefits of our strategic alignment initiative and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.

•
Our marketing strategy relies on the use of social media platforms and any negative publicity on such social media platforms may adversely affect the public perception of our brand, and changing terms or conditions or ways in which advertisers use their platforms may adversely affect our ability to engage with customers.
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
•
Our nutritional products must comply with regulations of the Food and Drug Administration, (“FDA”), as well as state, local and applicable international regulations. Any non-compliance with the FDA or other applicable regulations could harm our business.
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
•
Our Beachbody Bikes and other products may be subject to warranty claims, recalls or intellectual property disputes that could result in significant direct or indirect costs, each of which could have an adverse effect on our business, financial condition, and results of operations.

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

For example, the outbreak of COVID-19 has negatively affected economic conditions regionally as well as globally and has caused a reduction in consumer spending. Continued efforts to contain the effect of the virus have included travel restrictions and restrictions on public gatherings. Many businesses continue to limit non-essential travel and in-person events to reduce instances of employees and others being exposed to large public gatherings, and governments across the globe continue to restrict business and personal activities and strongly encouraged, instituted orders or otherwise restricted individuals from leaving their home. These efforts have led to an increase in at-home gyms and workouts which has in turn led to an increase in our consumers, a trend which may be negatively impacted as commercial and office gyms continue to reopen. The ultimate severity of the coronavirus outbreak and distribution and vaccine inoculation results are uncertain at this time and therefore we cannot predict the full impact it may have on our end markets or operations; however, the effect on our results could be material and adverse. Any significant or prolonged decrease in consumer spending on fitness or nutritional products could adversely affect the demand for our offerings, reducing our cash flows and revenues, and thereby materially harming our business, financial condition, results of operations and prospects.

Further, COVID-19 has had a significant impact on the fitness sector and has increased demand for home fitness solutions as gyms across the country have either been shuttered by government orders or abandoned by members uncertain of their safety in those facilities. While we cannot predict the long-term impact on consumer behavior, we believe that a significant percentage of gym goers do not plan to return to the gym even after widespread distribution of the COVID-19 vaccine. The adoption of at-home connected fitness by the broad market consumer has been accelerated by the pandemic. In addition, COVID-19 has had an adverse impact on global supply chains, resulting in an increased uncertainty in shipping lead times as well as increased import and logistics costs. However, if a significant percentage of consumers return to the gym and do not continue at-home fitness, or consumer sentiment shifts from prioritizing health and fitness, or import and logistics costs continue to increase, our business, financial condition, results of operations and prospects may be adversely affected.

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

We may not successfully execute or achieve the expected benefits of our strategic alignment initiative and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.

In the first quarter of 2022, we implemented a strategic alignment initiative, which primarily includes shifting to a single technology and marketing platform business model during calendar year 2022 and undertaking reductions in our headcount. Our strategic alignment initiative is intended to address the short-term health of our business as well as our long-term objectives and is based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we intend to take under the strategic alignment initiative and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Additionally, implementation of the strategic alignment initiative and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reductions in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives, including our strategic alignment initiative, could result in reputation harm and could diminish confidence in, and the use of, our products and services. The strategic alignment initiative has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business.

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

Our digital platforms which provide recurring subscription revenue also provide a significant portion of our revenue, accounting for approximately 42% of revenue for the year ended December 31, 2021. Shakeology, our premium nutrition shake, also constitutes a significant portion of our revenue, accounting for approximately 30% of revenue for the year ended December 31, 2021. If consumer demand for these products decreases significantly or we cease offering these products without a suitable replacement, our operations could be materially adversely affected. Despite these efforts, our financial performance currently remains dependent on a few products. Any significant diminished consumer interest in these products would adversely affect our business. We could also experience adverse financial consequences if we fail to sustain market interest in our Beachbody Bike business (also known as Myx), which accounted for approximately 5% of revenue for the year ended December 31, 2021. We may not be able to develop successful new products or implement successful enhancements to existing products. Any products that we do develop or enhance may not generate sufficient revenue to justify the cost of developing and marketing these products.

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

We are also subject to competition for the recruitment of distributors from other organizations, including those that market nutritional products, dietary and nutritional supplements, and personal care products as well as other types of products. Our ability to remain competitive depends, in part, on our success in recruiting and retaining Coaches through an attractive compensation plan, the maintenance of an attractive product portfolio, and other incentives. We cannot ensure that our programs for recruitment and retention efforts will be successful.

We compete with other direct selling organizations, some of which have longer operating histories and higher visibility, name recognition and financial resources. The Company competes for new Coaches on the basis of the culture, premium quality products and compensation plan. We envision the entry of many more direct selling organizations into the marketplace as this channel of distribution expands. There can be no assurance that the Company will be able to successfully meet the challenges posed by increased competition.

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

A widespread recall or withdrawal of any of our products may negatively and significantly impact our sales and profitability for a period of time and could result in significant losses depending on the costs of the recall, destruction of product inventory, reduction in product availability, and reaction of competitors and consumers. We may also be subject to claims or lawsuits, including class actions lawsuits (which could significantly increase any adverse settlements or rulings), resulting in liability for actual or claimed injuries, illness or death. Any of these events could adversely affect our business, financial condition and results of operations. Even if a product liability claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential consumers and its corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability and product recall insurance in an amount that we believe to be adequate. However, we may incur claims or liabilities for which it is not insured or that exceed the amount of its insurance coverage. A product liability judgment against us or a product recall could adversely affect our business, financial condition and results of operations.

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

Through our Beachbody Bikes division, we offer complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those which will be offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could make our products and services unsafe, create a risk of environmental or property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time we may experience outages, service slowdowns, or errors that affect our fitness and wellness programming. As a result, our services may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-downs or write-offs of inventory, property, plant and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, quality problems could adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and services, delay in new product and service introductions, and lost revenue.

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

We rely on high quality overall customer service across all of our products and services. Positive customer service experiences help drive a positive reputation, increased sales and minimization of litigation. For example, once our streaming services and integrated connected-bike products are purchased, our customers rely on our high-touch delivery and set up service to deliver and install their equipment in a professional and efficient manner. Our customers also rely on our support services to resolve any issues related to the use of such services and content. Providing a high-quality customer experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing customers. The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our customers quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract customers, or to sell additional products and services to existing customers, could be harmed. In addition, these levels of customer service are expensive to maintain and may provide a drain on our resources and adversely affect our revenues and operating income.

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

Our founder, Carl Daikeler, owns or controls “super” voting shares of the Company that represent approximately 84.5% of the voting power of the Company, as of December 31, 2021. Mr. Daikeler and certain of his affiliated entities own a majority of the Company’s outstanding Class X Common Stock, which stock carries 10 votes per share, and, therefore, controls a majority of the voting power of the Company’s outstanding common stock. The Class X Common Stock carries substantially similar rights as the Class A Common Stock, except that each share of Class X Common Stock carries 10 votes. Therefore, Mr. Daikeler alone can exercise voting control over a majority of our voting power. As a result, Mr. Daikeler has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors, amendments to the Company’s organizational documents and approval of major corporate transactions. This concentrated control could give our founder the ability to delay, defer or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that other stockholders support. Conversely, this concentrated control could allow our founder to consummate such a transaction that our other stockholders do not support. In addition, our founder may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

The Class X Common Stock will automatically convert into Class A Common Stock if Mr. Daikeler no longer provides services to Beachbody as a senior executive officer or director or if the Controlling Holders have sold more than 75% of the shares of Class X Common Stock held by them at the time of the consummation of the Business Combination.

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

Because the Company is a “controlled company” within the meaning of the NYSE rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of directors of the Company is held by an individual, a group or another company, the Company will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. Mr. Daikeler currently controls over 80% of the voting power of our outstanding capital stock. As a result, the Company will be a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Mr. Daikeler may have his interest in the Company diluted due to future equity issuances or his own actions in selling shares of Class X Common Stock, in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. The Company would then be required to comply with those provisions of the NYSE listing requirements.

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

We are expanding our operations to other countries, which requires significant resources and management attention and subjects us to regulatory, economic, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international markets, including:

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

Covenants in any loan and security agreements governing our debt or revolving credit facilities may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted.

From time to time, we may enter into debt agreements or revolving credit facilities that contain various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make certain distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. Pursuant to such agreements, we may grant the parties thereto a security interest in substantially all of our assets.

Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our debt agreements or revolving credit facilities could provide that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral. If the debt under our debt agreements or revolving credit facilities was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results.

Risks Related to Our Personnel

Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.

The labor costs associated with our businesses are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the U.S., as well as the minimum wage in a number of individual states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Our employees may seek to be represented by labor unions in the future or negotiate additional compensation. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages, we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our subscriptions, product sales, and revenues. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations.

If we cannot maintain our culture as we grow, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.

We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our culture, which is based on our core purpose that we are here to help people achieve their goals and lead healthy, fulfilling lives. As we continue growing and developing the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees, dispersed across various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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

Many jurisdictions continue to consider the need for greater regulation or reform to existing regulatory frameworks for data privacy and data protection. In the United States, all 50 states have now passed laws to regulate the actions that a business must take in the event of a data breach, such as prompt disclosure and notification to affected users and regulatory authorities. In addition to data breach notification laws, some states have also enacted statutes and rules governing the ways in which businesses may collect, use, and retain personal information, granting data privacy rights to certain individuals, or requiring businesses to reasonably protect certain types of personal information they hold or otherwise comply with certain data security requirements for personal information. One such example is the California Consumer Privacy Act which came into effect in 2020. The U.S. federal and state governments will likely continue to consider the need for greater regulation aimed at restricting certain uses of personal data. In the European Union (“EU”), the GDPR came into effect in 2018 and implemented stringent operational requirements for processors and controllers of personal data, including, for example, requiring expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notifications, and higher standards for data controllers to demonstrate that they have obtained either valid consent or have another legal basis to justify their data processing activities. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities, which could further limit our ability to use and share personal data and could require localized changes to our operating model. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the United States. For example, in 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information from the EU to the U.S.) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In addition, after the United Kingdom (“UK”), left the EU, the UK enacted the UK GDPR, which together with the amended UK Data Protection Act 2018 retains the GDPR in UK national law, but also creates complexity and uncertainty regarding transfers between the UK and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model. Other jurisdictions besides the United States, EU and UK also have laws governing data privacy and security, such as Brazil’s Lei Geral de Proteção de Dados (“LGPD”), or are considering the adoption of new laws. Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in some jurisdictions.

In order for us to maintain or become compliant with applicable laws as they come into effect, it may require substantial expenditures of resources to continually evaluate our policies and processes and adapt to new requirements that are or become applicable to us. Complying with any additional or new regulatory requirements on a jurisdiction-by-jurisdiction basis may impose significant burdens and costs on our operations or require us to alter our business practices. While we strive to materially comply with data protection laws and regulations applicable to us, any failure or perceived failure by us to comply with applicable data privacy laws and regulations, including in relation to the collection of necessary end-user consents and providing end-users with sufficient information with respect to our use of their personal data, may result in fines and penalties imposed by regulators. For example, under the GDPR and UK GDPR, fines of up to €20 million (£17.5 million) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be assessed for non-compliance. In addition, we could also face governmental enforcement actions (including enforcement orders requiring us to cease collecting or processing data in a certain way), litigation and/or adverse publicity. Proceedings against us — regulatory, civil or otherwise — could force us to spend money and devote resources in the defense or settlement of, and remediation related to, such proceedings. Additionally, our international business expansion could be adversely affected if existing or future laws and regulations are interpreted or enforced in a manner that is inconsistent with our current business practices or that requires changes to these practices. If these laws and regulations materially limit our ability to collect, transfer, and use user data, our ability to continue our current operations without modification, develop new services or features of the products and expand our user base may be impaired.

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

We are subject to Apple’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on their platform. Furthermore, in 2021, Apple updated its iOS to more easily allow users to disable tracking by apps, which has negatively affected our ability to understand and monetize our various advertising methods.

Our business would be harmed if:

•
Apple discontinues or limits access to its platform by us and other app developers;
•
Apple removes our apps from their store; or
•
Apple modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or continues to change how the personal information of its users is made available to application developers on their platform or shared by users from Apple’s strong brand recognition and large user base.

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

In the ordinary course of business, we collect and transmit customer and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information. We also use vendors and, as a result, we manage a number of third-party contractors who have access to our confidential information, including third-party vendors of IT and data security systems and services.

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

If our security and information systems, or those of our vendors, are compromised or if our employees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could materially and adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties arising from violations of federal and state laws and payment card industry regulations, including those promulgated by industry groups, such as the Payment Card Industry Security Standards Council, National Automated Clearing House Association (“NACHA”), Canadian Payments Association and individual credit card issuers. Under laws, regulations and contractual obligations, a cyber incident could also require us to notify customers, employees or other groups of the incident or could result in adverse publicity, loss of sales and profits, or an increase in fees payable to third parties. We could also incur penalties or remediation and other costs that could materially and adversely affect the operation of our business and results of operations. We maintain insurance coverage to address cyber incidents, and have also implemented processes, procedures and controls to help mitigate these risks; however, these measures do not guarantee that our reputation and financial results will not be adversely affected by such an incident.

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
•
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

•
data collection and privacy laws; and
•
environmental laws.

New laws, regulations or governmental policies and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on the sale of our products, ingredients contained in our products or commodities used in the production of our products, may alter the environment in which we do business and, therefore, may impact our operating results or increase our costs or liabilities. In addition, if we fail to adhere to such laws and regulations, we could be subject to regulatory investigations, civil or criminal sanctions, as well as class action litigation, which has increased in our industry in recent years.

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

Our customers pay for our products and services using a variety of different payment methods, including credit and debit cards and gift cards. We rely on third parties to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage our third-party payment processors to bill customers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact customer acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service.

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

We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the Foreign Corrupt Practices Act, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws that prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other parties or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations and financial condition.

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

We have been, and may in the future be, subject to claims that we infringed certain intellectual property rights of third parties, and such claims could result in costly litigation expenses or the loss of significant rights related to, among other things, our products and marketing activities, including as it relates to our Beachbody Bikes stationary bike products.

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

A growing portion of our customers access our platform through BOD and there is no guarantee that popular mobile devices will continue to support BOD or that mobile device users will use BOD rather than competing products. We are dependent on the interoperability of BOD with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. Additionally, in order to deliver high-quality mobile content, it is important that our digital offering is designed effectively and works well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our customers to access and use our platform on their mobile devices or customers find our mobile offerings do not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or if our customers choose not to access or use our platform on their mobile devices or use mobile products that do not offer access to our platform, our subscriber growth and subscriber engagement could be adversely impacted.

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

Our Beachbody Bikes may be subject to warranty claims that could result in significant direct or indirect costs, or these products could experience greater returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.

Our Beachbody Bikes line of products (also known as Myx) generally provides a minimum 12-month limited warranty on all of our bikes. The occurrence of any material defects in our products could make it liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of its products could affect our brand image, decrease consumer and subscriber confidence and demand, and adversely affect our financial condition and operating results. Also, while its warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results.

Risks Related to Ownership of Our Common Stock

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

Declines in our financial performance have resulted in and could result in future impairment charges.

United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Significant deviation from forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In the fourth quarter of 2021, we recognized an impairment of goodwill of $52.6 million and an impairment of various intangible assets of $42.3 million. Any significant impairment write-down of goodwill, intangible assets or long-lived assets in the future and the negative perception of such impairment could have an adverse effect on our stock price and could impair our ability to obtain new financing on commercially reasonable terms.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy, and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, particularly for companies who have recently “gone public” through a DeSPAC transaction, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are no longer an “emerging growth company,” as defined in the JOBS Act, and our independent registered public accounting firm will be required to audit the effectiveness of our internal controls over financial reporting pursuant to Section 404 in future Form 10-K filings. Our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

Further, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents or our stockholders, (3) any action asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL, (4) any action to interpret, apply, enforce or determine the validity of our Proposed Charter or Bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. A complaint asserting a cause of action under the Securities Act of 1933, as amended, may be brought in state or federal court. With respect to the Securities Exchange Act of 1934, as amended, only claims brought derivatively under the Securities Exchange Act of 1934, as amended, would be subject to the forum selection clause described above. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws to be inapplicable or unenforceable in such action. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and operating results. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Our ability to raise capital in the future may be limited.

Our business and operations have consumed and may continue to consume resources faster than we anticipate. In the future, we expect to raise additional funds through the issuance of new equity securities, debt or a combination of both. Our expectations of future cash flows will impact our ability to raise debt capital. In addition, the lapse or waiver of any lock up restrictions or any sale or perception of a possible sale by our stockholders, and any related decline in the market price of our common stock, could impair our ability to raise equity capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we incur or issue debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future financings reducing the market price of our common stock and diluting their interest.

Failure to meet investor and stakeholder expectations regarding environmental, social, and corporate governance (ESG) matters may damage our reputation.

There is an increasing focus from certain investors, customers, employees, and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet investor, customer, employee, or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, board of directors and employee diversity, human capital management, corporate governance, and transparency, our reputation, brand, appeal to investors, and employee retention may be negative affected, which could have a material adverse impact on our business, results of operations, and financial condition.

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

Changes in tax laws and unanticipated tax liabilities could adversely affect our financial results.

We are subject to income, gross margin, franchise and other similar taxes in the U.S. and foreign jurisdictions. Any significant changes in U.S. or foreign laws and related authoritative interpretations could affect our tax expense and profitability and may also affect the purchase, ownership and disposition of our common stock. We are also impacted by the outcome of income tax audits, which could have a material effect on our results of operations and cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and any increases or decreases of our valuation allowance applied to our deferred tax assets.

We may be subject to obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could adversely harm our business.

We are also obligated to collect and remit sales, use, value added and other similar taxes in U.S. state and local jurisdictions and foreign jurisdictions. We may be subject to sales tax liability for past sales, which could adversely impact our results of operations and cash flows. U.S. and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other similar taxes, and these rules and regulations are subject to varying interpretations that may change over time. A successful audit assertion that we should be collecting sales, use, value added or other taxes on our products or services at different tax rates, or in jurisdictions where we do not collect such tax, or have not historically done so, could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our products, or services, or otherwise harm our business, results of operations and financial condition.

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

As a public company we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations over time will likely strain our financial and management systems, internal controls, and employees.

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

In addition, we are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already engaged additional resources to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

Being a public company and complying with applicable rules and regulations makes it more expensive for us to obtain director and officer liability insurance than as a private company, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

The forecasts of market growth and other projections we provide in our 10-K may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.

Growth forecasts and projections are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts in this 10-K relating to industry trends, including estimates based on our own internal survey data, as well as any corresponding projections related to our potential performance, may prove to be inaccurate. Even if the markets experience the forecasted growth described in this Report, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Report should not be taken as indicative of our future growth.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in El Segundo, California, where we occupy facilities totaling approximately 42,000 square feet under a lease that expires in 2024. In addition to our corporate headquarters, we currently own and operate a production facility of approximately 19,400 square feet in Van Nuys, California where we produce our content.

We intend to minimize our need to procure additional space as we add employees and expand geographically due to our emphasis on remote-first capabilities for our corporate workforce. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to personal injuries sustained using our products and services, intellectual property infringement, breaches of contract or warranties or employment-related matters. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock began trading on the New York Stock Exchange (the “NYSE”) under the symbol “BODY” on June 28, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Our Class X common stock is not listed or traded on any stock exchange.

Our Class C common stock is not listed or traded on any stock exchange.

Holders of Record

As of February 23, 2022, there were 67 registered holders of our Class A common stock and three registered holders of our Class X common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings for the foreseeable future will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend upon various factors, including our operating results, financial condition, and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Performance Graph

The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return of the NYSE Composite Index and the S&P SmallCap 600 Index. The graph assumes an initial investment of $100 in our Class A common stock at the market close on June 28, 2021, which was our initial trading day, and ending on December 31, 2021. Data for the NYSE Composite Index and the S&P SmallCap 600 Index assume reinvestment of dividends.

The S&P SmallCap 600 was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 represents a broad-based index of companies with similar market capitalization.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Repurchases of Our Common Stock

There were no repurchases of common stock during the fourth quarter of 2021.

Item 6. Selected Financial Data.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K (this “Report”) and the section entitled “Risk Factors.” Unless otherwise indicated, the terms “Beachbody,” “we,” “us,” “our,” or the “Company” refer to The Beachbody Company, Inc., a Delaware corporation, together with its consolidated subsidiaries.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements about and the financial condition, results of operations, earnings outlook and prospects of the Company. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in selling and marketing, general and administrative and enterprise technology and development expenses (including any components of the foregoing), Adjusted EBITDA (as defined below) and our ability to achieve and maintain future profitability;
•
our anticipated growth rate and market opportunity;
•
our liquidity and ability to raise financing in the future;
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
•
litigation and the ability to adequately protect our intellectual property rights; and
•
other risks and uncertainties set forth in this Report under the heading “Risk Factors.”

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

Overview

Beachbody is a leading subscription health and wellness company. We are the creator of some of the world’s most popular fitness programs, including P90X®, Insanity® and 21 Day Fix®, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix® and 2B Mindset®, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our Beachbody On Demand® streaming service. In addition, we offer nutritional products such as Shakeology® nutrition shakes and BEACHBAR® snack bars as well a professional-grade stationary cycle with 360-degree touch screen tablet and connected fitness software.

In the health, wellness and fitness industry, we focus primarily on digital content, supplements, connected fitness, and consumer health and wellness. Our goal is to continue to provide holistic health and wellness content and subscription-based solutions. Leveraging our history of fitness content creation, nutrition innovation, and our network of micro-influencers, whom we call Coaches, we plan to continue market penetration into connected fitness to reach a wider health, wellness and fitness audience.

Historically, our revenue has been generated primarily through our network of micro-influencers, social media marketing channels, and direct response advertising. Components of revenue include recurring digital subscription revenue, connected fitness revenue, and revenue from the sale of nutritional and other products. In addition to selling individual products on a one-time basis, we bundle digital and nutritional products together at discounted prices.

For the year ended December 31, 2021, as compared to the year ended December 31, 2020:

•
Total revenue was $873.6 million, a 1% increase;
•
Digital revenue was $365.4 million, a 9% increase;
•
Connected fitness revenue was $42.7 million subsequent to the Myx acquisition in June 2021;
•
Nutrition and other revenue was $465.5 million, a 12% decrease;
•
Net loss was $228.4 million, compared to net loss of $21.4 million; and
•
Adjusted EBITDA loss was $86.1 million, compared to Adjusted EBITDA of $51.5 million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

Impact of COVID-19

The COVID-19 pandemic continues to have a significant impact on most businesses, including Beachbody. During the year ended December 31, 2020, we experienced strong demand for our digital subscriptions as the government ordered closures and restrictions on gyms and as consumers were reluctant to return to gyms as the COVID-19 pandemic continued. We also experienced modestly slower product fulfillment to customers and supply chain delays. During 2021, the pandemic has resulted in higher shipping, freight, and fulfillment costs and the cancellation of certain Coach events. In the second half of 2021, as government restrictions eased and pandemic fatigue set in, the demand for at-home fitness solutions slowed.

The ultimate impact of COVID-19 on our financial and operating results is unknown, but could be material. Although the pandemic initially increased consumer demand for our products, we believe the structural shift towards wellness and at-home fitness solutions like ours will continue after COVID-19. We continue to monitor customer demand along with our logistics capabilities to deliver products to our customers on a timely and consistent basis, and we intend to adapt our plans as needed to continue to drive our business.

Beachbody has business continuity programs in place to ensure that employees are safe and that the business continues to function while employees are working remotely. We have only seen minor adverse impacts on the ability of the business to function (production), and we have not seen any network connectivity issues that would have an adverse impact on our customers’ ability to access our product offerings.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions:

	As of December 31,
	2021	2020	2019

Digital Subscriptions (millions)	2.54	2.63	1.69
Nutritional Subscriptions (millions)	0.30	0.39	0.31

	Year Ended December 31,
	2021	2020	2019

Average Digital Retention	95.7%	95.5%	95.3%
Total Streams (millions)	167.1	179.6	103.8
DAU/MAU	31.4%	31.6%	29.2%

Revenue (millions)	$873.6	$863.6	$755.8
Gross profit (millions)	$545.0	$613.9	$545.5
Gross margin	62%	71%	72%

Net income (loss) (millions)	$(228.4)	$(21.4)	$32.3
Adjusted EBITDA (millions) (1)	$(86.1)	$51.5	$78.4

(1) See “Non-GAAP Information” below for a reconciliation of net income (loss) to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Digital Subscriptions

Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions include BOD, BODi, and Openfit subscriptions. Digital subscriptions include paid and free-to-pay subscriptions with free-to-pay subscriptions, representing less than 2% of total digital subscriptions on average. Digital subscriptions are inclusive of all billing plans, currently for annual, semi-annual, quarterly and monthly billing intervals.

Nutritional Subscriptions

We package and bundle the content experience of digital subscriptions with nutritional subscriptions to optimize customer results. Nutritional Subscriptions include monthly subscriptions of nutritional products such as, Shakeology, Beachbody Performance, BEACHBAR, Bevvy, and Ladder supplements.

Average Digital Retention

We use month-over-month digital subscription retention, which we define as the average rate at which a subscription renews for a new billing cycle, to measure customer retention.

Total Streams

We use total streams to quantify the number of fitness or nutrition programs viewed per subscription, which is a leading indicator of customer engagement and retention. While the measure of a digital stream may vary across companies, to qualify as a stream on any of our digital platforms, a program must be viewed for a minimum of 25% of the total running time.

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

Non-GAAP Information

We use Adjusted EBITDA, which is a non-GAAP performance measure, to supplement our results presented in accordance with GAAP. We believe Adjusted EBITDA is useful in evaluating our operating performance, as it is similar to measures reported by our public competitors and is regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA is not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We define and calculate Adjusted EBITDA as net income (loss) adjusted for impairment of goodwill and intangible assets, depreciation and amortization, amortization of capitalized cloud computing implementation costs, amortization of content assets, interest expense, income tax provision (benefit), equity-based compensation, and other items that are not normal, recurring, operating expenses necessary to operate the Company’s business as described in the reconciliation below.

We include this non-GAAP financial measure because it is used by management to evaluate Beachbody’s core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-cash (for example, in the case of depreciation and amortization, equity-based compensation, and net realizable value adjustment) or are not related to our underlying business performance (for example, in the case of interest income and expense).

The table below presents our Adjusted EBITDA reconciled to our net income (loss), the closest GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Net income (loss)	$(228,382)	$(21,432)	$32,295
Adjusted for:
Impairment of goodwill and intangible assets	94,894	—	—
Depreciation and amortization	59,597	44,257	44,659
Amortization of capitalized cloud computing implementation costs	672	186	—
Amortization of content assets	14,838	7,485	8,495
Interest expense	536	527	790
Income tax provision (benefit)	(15,539)	15,269	(13,390)
Equity-based compensation	16,413	5,398	3,580
Net realizable value adjustment	10,082	—	—
Transaction costs	3,028	1,467	852
Restructuring (gain) loss	(320)	(1,677)	1,171
Change in fair value of warrant liabilities	(50,729)	—	—
One-time customer returns adjustment	—	—	705
Other adjustment items (1)	11,701	—	—
Non-operating (2)	(2,899)	(20)	(761)
Adjusted EBITDA	$(86,108)	$51,460	$78,396

(1) Other adjustment items includes incremental costs associated with COVID-19.

(2) Non-operating primarily includes interest income and gain on investment on the Myx convertible instrument.

Results of Operations

We operate and manage our business in two operating segments, Beachbody and Other. For financial reporting purposes, we have one reportable segment, Beachbody. We identified the reportable segment based on the information used by management to monitor performance and make operating decisions. See Note 1 and Note 23 of the notes to our consolidated financial statements included elsewhere in this Report for additional information regarding our reportable segment. The following discussion of our results of operations is on a consolidated basis as the Other non-reportable operating segment is not material to the understanding of our business taken as a whole.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in Amendment No. 4 to the Form S-4, Registration Statement, filed with the SEC on May 19, 2021.

(in thousands)	Year Ended December 31,
	2021	2020	2019

Revenue:
Digital	$365,412	$334,804	$250,764
Connected fitness	42,738	—	—
Nutrition and other	465,495	528,778	505,015
Total revenue	873,645	863,582	755,779
Cost of revenue:
Digital	48,312	38,285	33,595
Connected fitness	67,043	—	—
Nutrition and other	213,307	211,422	176,724
Total cost of revenue	328,662	249,707	210,319
Gross profit	544,983	613,875	545,460
Operating expenses:
Selling and marketing	548,130	464,000	384,376
Enterprise technology and development	119,915	93,036	84,132
General and administrative	79,682	64,818	56,899
Restructuring (gain) loss	(320)	(1,677)	1,171
Impairment of goodwill and intangible assets	94,894	—	—
Total operating expenses	842,301	620,177	526,578
Operating income (loss)	(297,318)	(6,302)	18,882
Change in fair value of warrant liabilities	50,729	—	—
Interest expense	(536)	(527)	(790)
Other income, net	3,204	666	813
Income (loss) before income taxes	(243,921)	(6,163)	18,905
Income tax benefit (provision)	15,539	(15,269)	13,390
Net income (loss)	$(228,382)	$(21,432)	$32,295

Revenue

Revenue includes digital subscriptions, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products and other fitness-related products. Subscription revenue is recognized ratably over the subscription period (up to 12 months). We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$365,412	$334,804	$30,608	9%
Connected fitness	42,738	—	42,738	—
Nutrition and other	465,495	528,778	(63,283)	(12%)
Total revenue	$873,645	$863,582	$10,063	1%

The increase in digital revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to year-over-year growth in digital subscriptions during the first half of 2021 and the launch of BODi in the fourth quarter of 2021. During the second half of the year, the demand for at-home fitness decelerated, and we ended 2021 with 3% fewer digital subscriptions compared to prior year.

The increase in connected fitness revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due to the acquisition of Myx in June 2021.

The decrease in nutrition and other revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to a $45.8 million decrease in revenue from nutritional subscriptions and a $8.0 million decrease in associated shipping revenue due to our sales composition shift from nutrition and other products, which contain a shipping component, to digital products, which are non-shippable. We ended 2021 with 23% fewer nutritional subscriptions compared to prior year.

Cost of Revenue

Digital Cost of Revenue

Digital cost of revenue includes costs associated with digital content creation including amortization and revisions of content assets, depreciation of streaming platforms, digital streaming costs, and amortization of acquired digital platform intangible assets. It also includes customer service costs, payment processing fees, depreciation of production equipment, live trainer costs, facilities, and related personnel expenses.

Connected Fitness Cost of Revenue

Connected fitness cost of revenue consists of product costs, including bike hardware costs, duties and other applicable importing costs, shipping and handling costs, warehousing and logistics costs, costs associated with service calls and repairs of products under warranty, payment processing and financing fees, customer service expenses, and personnel-related expenses associated with supply chain and logistics.

Nutrition and Other Cost of Revenue

Nutrition and other cost of revenue includes product costs, shipping and handling, fulfillment and warehousing, customer service, and payment processing fees. It also includes depreciation of nutrition-related e-commerce websites and social commerce platforms, amortization of acquired formulae intangible assets, facilities, and related personnel expenses.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$48,312	$38,285	$10,027	26%
Connected fitness	67,043	—	67,043	—
Nutrition and other	213,307	211,422	1,885	1%
Total cost of revenue	$328,662	$249,707	$78,955	32%

Gross profit
Digital	$317,100	$296,519	$20,581	7%
Connected fitness	(24,305)	—	(24,305)	—
Nutrition and other	252,188	317,356	(65,168)	(21%)
Total gross profit	$544,983	$613,875	$(68,892)	(11%)

Gross margin
Digital	87%	89%
Connected fitness	(57%)	—
Nutrition and other	54%	60%

The increase in digital cost of revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily driven by a $7.4 million increase in the amortization of content assets. We released more content during the year ended December 31, 2021 related to the creation of a full library for BODi, which launched in the fourth quarter of 2021, and the acquisition of Myx’s connected fitness library in connection with the acquisition of Myx. Other variable costs of digital revenue increased as a result of the increase in digital revenue. The decrease in digital gross margin for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily the result of the deleveraging of higher fixed content assets amortization on digital revenue.

The increase in connected fitness cost of revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was driven by the acquisition of Myx in June 2021. The negative connected fitness gross margin for the year ended December 31, 2021 was primarily due to a $10.1 million net realizable value adjustment on inventory and higher product, freight, and shipping costs due to COVID-19.

The increase in nutrition and other cost of revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to a $7.2 million increase in shipping, fulfillment and freight expenses, $3.3 million increase in depreciation expense, and a $1.6 million increase in personnel-related expense. These increases were partially offset by a $8.7 million decrease in product costs and $1.9 million decrease in payment processing fees. Nutrition and other gross margin decreased as a result of a higher reserve for excess and obsolete inventory, higher shipping, fulfillment and freight rates due to COVID-19, and the deleveraging of fixed costs such as depreciation and personnel-related expenses on lower revenue.

Operating Expenses

Selling and Marketing

Selling and marketing expenses primarily include the cost of Coach compensation, advertising, royalties, promotions and events, and third-party sales commissions as well as the related personnel expenses for employees and consultants. Selling and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue, timing of new content and nutritional product launches, and the timing of our media investments to build awareness around launch activity.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$548,130	$464,000	$84,130	18%
As a percentage of total revenue	62.7%	53.7%

The increase in selling and marketing expense for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to a $59.9 million increase in online advertising and television media expenses in line with our strategic focus on customer acquisition and brand awareness building. Other increases were $23.6 million in expenses for personnel who support customer acquisition activities, $5.4 million in amortization of intangible assets, and $4.9 million in the production of marketing materials. These increases were partially offset by a $16.8 million decrease in Coach compensation, which was in line with the decrease in commissionable revenue.

Selling and marketing expense as a percentage of total revenue increased by 900 basis points primarily due to an increase in brand awareness media investments with the expectation of driving future revenue and higher media rates compared to the year ended December 31, 2020 as well as the deleveraging of more personnel and amortization expense of customer-related and contract-based intangible assets.

Enterprise Technology and Development

Enterprise technology and development expenses relate primarily to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. This includes maintenance and enhancements of the Company’s enterprise resource planning system, which is the core of our accounting, procurement, supply chain, and other business support systems. Enterprise technology and development also includes reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, and other non-customer facing applications. Enterprise technology and development expenses include personnel-related expenses for employees and consultants who create improvements to and maintain technology systems and are involved in the research and development of new and existing nutritional products, depreciation of enterprise technology-related assets, software licenses, hosting expenses, and technology equipment leases.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$119,915	$93,036	$26,879	29%
As a percentage of total revenue	13.7%	10.8%

The increase in enterprise technology and development expense for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to an increase in personnel-related expenses from a headcount increase and depreciation of enterprise systems-related expenses due to the completion of certain technology initiatives.

Enterprise technology and development expense as a percentage of total revenue increased by 290 basis points due to the deleveraging of higher fixed costs, such as personnel-related expense and depreciation.

General and Administrative

General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)

General and administrative	$79,682	$64,818	$14,864	23%
As a percentage of total revenue	9.1%	7.5%

The increase in general and administrative expense for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to operating as a public company with a $6.5 million increase in personnel-related expenses, $3.9 million increase in insurance expense, $1.4 million increase in accounting fees, and $1.0 million increase in legal fees, and a $1.6 million increase in transaction costs related to the Business Combination.

General and administrative expense as a percentage of total revenue increased by 160 basis points due to the deleveraging of higher fixed costs on revenue.

Restructuring

Restructuring charges relate to our 2017 and 2018 restructuring plans, which were initiated to realign business priorities and optimize operations to maximize digital subscription scale and growth. The charges incurred primarily relate to lease termination adjustments and employee-related costs, with the restructuring benefit related to lower final lease termination expenses compared to initial estimates.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)

Restructuring gain	$(320)	$(1,677)	$1,357	(81%)

Restructuring benefit for 2020 and 2021 reflects adjustments to the estimated liability associated with the 2017 restructuring lease terminations.

Impairment of goodwill and intangible assets

Impairment charges relate to our 2021 impairment of goodwill and intangible assets.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)

Impairment of goodwill and intangible assets	$94,894	$—	$94,894	—

In testing for goodwill impairment, we compared the carrying value of each reporting unit to its estimated fair value. Fair value was estimated using a combination of a market approach and an income approach, with significant assumptions related to guideline company financial multiples used in the market approach and significant assumptions about revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach. While the fair value of the Beachbody reporting unit substantially exceeded its carrying value, the fair value of the Other reporting unit was determined to be less than its carrying value primarily due to lower revenue in the current year and long-term forecast. As a result, the Company recorded a goodwill impairment charge of $52.6 million.

In testing for impairment of our indefinite-lived intangible assets, we compared the carrying value of each asset to its estimated fair value. Fair value was estimated using an income approach, specifically the relief-from-royalty approach, and included significant assumptions related to the royalty rate and revenue growth. Additionally, we reviewed our definite-lived intangible assets for impairment as there were indicators that their carrying value might not be recoverable. We compared their carrying value to their forecasted undiscounted cash flows, and because this evaluation indicated that the carrying value of our definite-lived intangible assets was not recoverable, we performed an impairment test of these assets. Based on these analyses, we recognized an impairment charge of $42.3 million to reduce the carrying amounts of our trade names and talent and representation contracts to their fair values.

Other Income (Expenses)

The change in fair value of warrant liabilities consists of the fair value changes of the Public Warrants and Private Placement Warrants and the transaction costs and advisory fees for the Business Combination allocated to the warrants. Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt issuance costs for our Credit Facility. Other income, net, consists of interest income earned on investments and gains (losses) on foreign currency.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$50,729	$—	$50,729	—
Interest expense	(536)	(527)	(9)	2%
Other income, net	3,204	666	2,538	381%

The change in fair value of warrant liabilities of $50.7 million during the year ended December 31, 2021 primarily resulted from the decrease in our stock price during the second half of 2021. The increase in other income, net was primarily due to the gain on the investment in the convertible instrument from Myx prior to June 25, 2021; there was no similar investment in 2020.

Income Tax Benefit (Provision)

Income tax benefit (provision) consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)

Income tax benefit (provision)	$15,539	$(15,269)	$30,808	(202%)

The income tax benefit during the year ended December 31, 2021, as compared to the income tax provision during the year ended December 31, 2020 was primarily due to a higher net loss in 2021 compared to 2020, an increase in net benefits from discrete events, primarily related to the acquisition of Myx, and the initial establishment of a valuation allowance against deferred taxes in 2020.

Liquidity and Capital Resources

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)

Net cash provided by (used in) operating activities	$(215,249)	$61,430	$42,017
Net cash used in investing activities	(125,191)	(46,686)	(30,283)
Net cash provided by (used in) financing activities	390,651	165	(32,051)

Historically, cash flow from operating activities and borrowings under our Credit Facility have been our primary sources of liquidity. During the year ended December 31, 2021, we received cash proceeds, net of issuance costs and cash paid for the acquisition of Myx, net of cash acquired of approximately $351.8 million in connection with the Business Combination. As of December 31, 2021, we had cash, cash equivalents, and restricted cash totaling $107.1 million, comprising $104.1 million of unrestricted cash and cash equivalents and $3.0 million of restricted cash.

Net cash used in operating activities was $215.2 million for the year ended December 31, 2021 compared to net cash of $61.4 million provided by operating activities for the year ended December 31, 2020. The decrease in cash flow from operating activities in 2021, compared to the prior year, was primarily due to the following:

•
increase in net loss;
•
increase in inventory to support anticipated demand for our connected fitness hardware following the acquisition of Myx in June 2021;
•
increase in payments we made for employee compensation;
•
decrease in payments we received from customers in advance of service or product delivery;
•
increase in content assets expenditures as we produced additional content for our newest platform BODi combined with new program development for our 2022 release schedule; and
•
increase in prepaid expenses such as insurance and technology related to operating as a public company.

We do not expect cash used in operating activities during 2022 to approximate 2021 as 2021 included investments related to bike inventory and one-time technology integration costs associated with the Myx acquisition. For example, to address expected connected fitness demand and COVID-19 related supply chain volatility, we invested over $80.0 million in connected fitness inventory in 2021. Similarly, the integration of the connected fitness platform required certain one-time technology costs. Additionally, during the year ended December 31, 2021, we invested approximately

$149.0 million in media which included certain brand media investments which we are pausing in 2022. Given changes in iOS advertising, tracking change permissions on social media platforms, less efficient media rates, and longer-term returns on brand media investments, we plan to return to performance marketing spend that is accretive to in-year cash flow in 2022. Finally, in assigning the lease for one of our offices, we expect cash savings of $9.2 million over the next year.

Net cash used in investing activities was $125.2 million and $46.7 million for the year ended December 31, 2021 and 2020, respectively. The increase in 2021, compared to the prior year, was primarily due to cash consideration of $37.7 million paid for the acquisition of Myx, a $30.9 million increase in our capital expenditures, including software and web development, and our decision to purchase our principal production studio for $5.1 million. We expect a material reduction in capital expenditures during the next 12 months due to the completion of the build-out of material projects such as BODi and the BODgroups proprietary social platform.

Net cash provided by financing activities was $390.7 million and $0.2 million for the year ended December 31, 2021 and 2020, respectively. The increase in 2021, compared to the prior year, was due to the Business Combination.

In November 2021, we terminated our Credit Facility. We believe we can effectively manage our business from cash flow from operations. We have $59.6 million of contractual obligations and other commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 13 Leases and Note 14 Commitments and Contingencies in the accompanying notes to our consolidated financial statements for additional discussion of our lease obligations and purchase commitments.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of growth initiatives, the expansion of selling and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. The sale of additional equity would result in additional dilution to our shareholders. There can be no assurances that we would be able to raise additional capital in amounts or on terms acceptable to us.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we make estimates and judgments that impact the reported amounts of assets and liabilities, revenue and expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more difficult and subjective judgments and estimates used in the preparation of our consolidated financial statements include those noted below.

Inventory

Inventory consists of raw materials, work in process, and finished goods, is accounted for using the first-in, first-out method, and is valued at the lower of cost or net realizable value. We record a reserve against the carrying value of inventory based on assumptions regarding future demand for our products, anticipated margin, planned product discontinuances, and the physical condition (e.g. age and quality) of the inventory. During the year ended December 31, 2021, we recorded a $17.5 million charge to reduce the carrying value of inventory on hand to net realizable value and reserve for excess inventory. This adjustment is included as a component of connected fitness cost of revenue and nutrition and other cost of revenue. During each of the years ended December 31, 2020 and 2019, we reserved $2.8 million for excess inventory. These adjustments are included as a component of nutrition and other cost of revenue. Actual future write-offs of inventory may differ from estimates and calculations used to determine inventory reserves due to changes in customer demand or other market conditions.

Goodwill and Intangible Assets Impairment

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually at October 1 and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. We carry our definite-lived intangible assets at cost less accumulated amortization. If an event or change in circumstances occurs that indicates the carrying value may not be recoverable, we would evaluate our definite-lived intangible assets for impairment at that time. Due to the sustained decline in our market capitalization, and reduced revenue and operating income forecast observed in the fourth quarter of 2021, we performed an interim test for impairment of our goodwill and indefinite-lived intangible assets and tested our definite-lived intangible assets for recoverability as of December 31, 2021. In performing both the annual and interim impairment tests for goodwill and indefinite-lived intangible assets, we elected to bypass the qualitative assessment and proceed to performing the quantitative test for each.

In testing for impairment of our indefinite-lived intangible assets, we compared the carrying value of each asset to its estimated fair value. Fair value was estimated using an income approach, specifically the relief-from-royalty approach, and included significant assumptions related to the royalty rate and revenue growth. Based on this analysis, we recognized an aggregate impairment charge of $35.2 million to reduce the carrying amounts of our trade names to their fair values.

In testing for impairment of our definite-lived intangible assets, we first compared the carrying value of each asset group to its undiscounted cash flows to determine whether it was recoverable. Because the carrying value of one of our asset groups did not exceed its future undiscounted cash flows, we then calculated the fair value of the asset group as the present value of the estimated future cash flows and determined that the carrying value exceeded the fair value. Based on this analysis, we recognized an impairment charge of $7.1 million on our acquired talent and representation contracts.

We test goodwill for impairment at a level within the Company referred to as the reporting unit. We have determined that our reporting units are our operating segments, Beachbody and Other, because none of the components of either operating segment constitutes a business for which discrete financial information is available or has operating results which are regularly reviewed by segment management. Goodwill was assigned to each reporting unit based on the excess of the purchase price over the fair value of assets acquired and liabilities assumed assigned to each reporting unit, considering their usage in each reporting unit’s operations.

In testing for goodwill impairment, we compared the carrying value of each reporting unit to its estimated fair value. Fair value was estimated using a combination of a market approach and an income approach, with significant assumptions related to guideline company financial multiples used in the market approach and significant assumptions about revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach. While the fair value of the Beachbody reporting unit substantially exceeded its carrying value, the fair value of the Other reporting unit was determined to be less than its carrying value primarily due to lower revenue in the current year and long-term forecast. As a result, the Company recorded an aggregate goodwill impairment charge of $52.6 million.

Income Taxes

We are subject to income taxes in the United States, Canada, and the United Kingdom. We record a provision or benefit for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of results that have been included in the financial statements.

Specifically, deferred income taxes are determined on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We must also assess the likelihood that we will be able to recover our deferred tax assets. In this evaluation, we consider all available positive and negative evidence, including historical and current operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. If, based on all available evidence, it is more likely than not that a portion of our deferred tax assets will not be realized, we reduce the carrying amount of our deferred tax assets by recording a valuation allowance. Based on the level of our losses, we established a valuation allowance of $16.2 million during the year ended December 31, 2020 and recorded an additional $47.1 million valuation allowance during the year ended December 31, 2021. The valuation allowance was adjusted by $4.8 million during the year ended December 31, 2021 for acquisitions and deferred taxes related to tax deductible transaction costs included in additional paid-in capital in our consolidated financial statements. Our judgment regarding future recoverability of our deferred tax assets may change due to various factors, including changes in tax laws and changes in market conditions and their impact on our assessment of taxable income in future periods. These changes, if any, may require adjustments to the valuation allowances and an accompanying increase or decrease in net income (loss) in the period when such determination is made.

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2021 and 2020, our estimated unrecognized tax benefits were immaterial.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the year ended December 31, 2021, 2020 and 2019, approximately 10%, 9%, and 8% of our revenue was in foreign currencies, respectively. These sales were primarily denominated in Canadian dollars and British pounds.

We use derivative instruments to manage the effects of fluctuations in foreign currency exchange rates on our net cash flows. We primarily enter into option and forward contracts to hedge forecasted payments, typically for up to 12 months, for cost of revenue, selling and marketing expenses, general and administrative expenses, and intercompany transactions not denominated in the local currencies of our foreign operations. We designate some of these instruments as cash flow hedges and record them at fair value as either assets or liabilities within the consolidated balance sheets. Some of these instruments are freestanding derivatives for which hedge accounting does not apply.

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

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would not result in a material increase or decrease in cost of revenue and operating expenses due to the derivative instruments we use to hedge any foreign currency exposure.

The aggregate notional amount of foreign exchange derivative instruments at December 31, 2021 and 2020 was $30.4 million and $34.0 million, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Beachbody Company, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Beachbody Company, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, the related notes and the financial statement schedules listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Myx

Description of the Matter

As disclosed in Note 9 to the consolidated financial statements, during the year ended December 31, 2021, the Company completed its acquisition of Myx for $222.9 million. This transaction was accounted for as a business combination. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $78.1 million and resulting goodwill of $158.8 million.

Auditing the Company’s accounting for its acquisition of Myx was complex due to the significant estimation utilized by management in the valuation models used in the purchase price allocation. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these tangible and intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the relief from royalty method to measure the fair value of the tradename and the developed technology and the income approach to measure the fair value of the customer relationships. The significant assumptions utilized included, among others, forecasted revenue growth, royalty rates and discount rate. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the identified intangible assets and resulting goodwill, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodologies, evaluating the significant assumptions used in the valuation calculations, and testing the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist with evaluating the methodology and certain significant assumptions used by management to determine the fair value estimates. Additionally, we performed sensitivity analyses of the identified significant assumptions and compared them, as applicable, to current industry and market trends, the assumptions used by the Company to value similar assets in other acquisitions, as well as historical results.

Goodwill and Intangible Assets Impairment

Description of the Matter

As disclosed in Notes 1 and 10 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested by the Company for impairment at least annually. In addition, management reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management evaluates the recoverability of goodwill for each of its reporting units by comparing the fair value of each reporting unit to its carrying value. Fair value is determined using a combination of a market multiples approach and a discounted cash flow analysis based upon historical and projected financial information. Management evaluates the recoverability of indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. Fair value is determined using a discounted cash flow analysis based on projected financial information. Recoverability of definite-lived intangible assets is determined by comparing their carrying value to the forecasted undiscounted cash flows associated with the assets. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value. During 2021, the Company recorded $52.6 million of impairment charges to goodwill, $35.2 million of impairment charges to indefinite-lived intangible assets and $7.1 million of impairment charges to definite-lived intangible assets.

Auditing the Company’s goodwill, indefinite-lived intangible assets and definite-lived intangible assets impairment was complex due to the significant judgment in estimating the fair value of the reporting units, indefinite-lived intangible assets and definite-lived intangible assets. The fair value estimates of the reporting units, indefinite-lived intangible assets and definite-lived intangible assets was sensitive to assumptions including the discount rate, revenue growth rates and EBITDA margin which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

To test the estimated recoverability of goodwill, indefinite-lived intangible assets and definite-lived intangible assets, we performed audit procedures with the assistance of our valuation specialists that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Los Angeles, California

March 1, 2022

The Beachbody Company, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	As of December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$104,054	$56,827
Restricted cash	3,000	—
Inventory, net	132,730	65,354
Prepaid expenses	15,861	8,650
Other current assets	43,727	38,219
Total current assets	299,372	169,050
Property and equipment, net	113,098	80,169
Content assets, net	39,347	19,437
Goodwill and intangible assets, net	171,533	40,101
Right-of-use assets, net	6,613	33,272
Other assets	7,649	14,224
Total assets	$637,612	$356,253
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,379	$28,981
Accrued expenses	74,525	79,955
Deferred revenue	107,095	97,504
Current portion of lease liabilities	2,307	10,371
Other current liabilities	3,926	3,106
Total current liabilities	236,232	219,917
Long-term lease liabilities, net	4,823	31,252
Deferred tax liabilities	3,165	3,729
Other liabilities	8,007	2,097
Total liabilities	252,227	256,995
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 168,333,463 and 101,762,614 shares issued and outstanding at December 31, 2021 and 2020, respectively;	17	10
Class X: 141,250,310 shares issued and outstanding at December 31, 2021 and 2020, respectively;	14	14
Class C: no shares issued and outstanding at December 31, 2021 and 2020	—	—
Additional paid-in capital	610,418	96,097
Accumulated other comprehensive loss	(21)	(202)
Retained earnings (accumulated deficit)	(225,043)	3,339
Total stockholders’ equity	385,385	99,258
Total liabilities and stockholders’ equity	$637,612	$356,253

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Digital	$365,412	$334,804	$250,764
Connected fitness	42,738	—	—
Nutrition and other	465,495	528,778	505,015
Total revenue	873,645	863,582	755,779
Cost of revenue:
Digital	48,312	38,285	33,595
Connected fitness	67,043	—	—
Nutrition and other	213,307	211,422	176,724
Total cost of revenue	328,662	249,707	210,319
Gross profit	544,983	613,875	545,460
Operating expenses:
Selling and marketing	548,130	464,000	384,376
Enterprise technology and development	119,915	93,036	84,132
General and administrative	79,682	64,818	56,899
Restructuring (gain) loss	(320)	(1,677)	1,171
Impairment of goodwill and intangible assets	94,894	—	—
Total operating expenses	842,301	620,177	526,578
Operating income (loss)	(297,318)	(6,302)	18,882
Other income (expense)
Change in fair value of warrant liabilities	50,729	—	—
Interest expense	(536)	(527)	(790)
Other income, net	3,204	666	813
Income (loss) before income taxes	(243,921)	(6,163)	18,905
Income tax benefit (provision)	15,539	(15,269)	13,390
Net income (loss)	$(228,382)	$(21,432)	$32,295

Net income (loss) per common share, basic	$(0.83)	$(0.09)	$0.14
Net income (loss) per common share, diluted	$(0.83)	$(0.09)	$0.12

Weighted-average common shares outstanding, basic	275,359	239,540	236,256
Weighted-average common shares outstanding, diluted	275,359	239,540	276,090

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(228,382)	$(21,432)	$32,295
Elimination of accumulated balances with election of C-corp tax status	—	—	2,061
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	(336)	(239)	(686)
Reclassification of losses on derivative financial instruments included in net income (loss)	550	92	219
Foreign currency translation adjustment	(33)	(67)	110
Total other comprehensive income (loss)	181	(214)	(357)
Total comprehensive income (loss)	$(228,201)	$(21,646)	$33,999

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Redeemable
	Convertible					Accumulated	Retained
	Series A				Additional	Other	Earnings	Total
	Preferred	Common	Common Stock		Paid-In	Comprehensive	(Accumulated)	Stockholders’
	Units	Units	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balances at December 31, 2018, as previously reported	95,641	30,120	—	$—	$—	$(1,692)	$(74,740)	$(46,312)
Retroactive application of recapitalization	(95,641)	(30,120)	234,733	23	125,738	—	—	95,641
Balances at December 31, 2018, after effect of reverse acquisition	—	—	234,733	23	125,738	(1,692)	(74,740)	49,329
Net income	—	—	—	—	—	—	7,524	7,524
Other comprehensive loss	—	—	—	—	—	(369)	—	(369)
Members' distributions	—	—	—	—	—	—	(7,051)	(7,051)
Equity-based compensation	—	—	—	—	720	—	—	720
Balances at April 1, 2019	—	—	234,733	23	126,458	(2,061)	(74,267)	50,153
Elimination of accumulated balances with election of C-corp tax status	—	—	—	—	(76,328)	2,061	74,267	—
Net income	—	—	—	—	—	—	24,771	24,771
Other comprehensive income	—	—	—	—	—	12	—	12
Equity-based compensation	—	—	—	—	2,860	—	—	2,860
Tax asset contribution	—	—	—	—	1,211	—	—	1,211
Common shares issued in connection with acquisition	—	—	3,410	1	8,394	—	—	8,395
Balances at December 31, 2019	—	—	238,143	24	62,595	12	24,771	87,402
Net loss	—	—	—	—	—	—	(21,432)	(21,432)
Other comprehensive loss	—	—	—	—	—	(214)	—	(214)
Equity-based compensation	—	—	—	—	5,398	—	—	5,398
Tax asset contribution	—	—	—	—	(135)	—	—	(135)
Holdings downstream merger	—	—	—	—	350	—	—	350
Common shares issued in connection with acquisition	—	—	4,870	—	27,889	—	—	27,889
Balances at December 31, 2020	—	—	243,013	24	96,097	(202)	3,339	99,258
Net loss	—	—	—	—	—	—	(228,382)	(228,382)
Other comprehensive income	—	—	—	—	—	181	—	181
Equity-based compensation	—	—	—	—	16,413	—	—	16,413
Options exercised, net of tax withholdings	—	—	1,408	—	1,526	—	—	1,526
Business Combination, net of redemptions and equity issuance costs of $47.0 million	—	—	51,617	5	333,826	—	—	333,831
Common shares issued in connection with acquisition	—	—	13,546	2	162,556	—	—	162,558
Balances at December 31, 2021	—	—	309,584	$31	$610,418	$(21)	$(225,043)	$385,385

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net income (loss)	$(228,382)	$(21,432)	$32,295
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill and intangible assets	94,894	—	—
Depreciation and amortization expense	59,597	44,257	44,659
Amortization of content assets	14,838	7,485	8,495
Provision for inventory	17,488	2,759	2,755
Realized losses on hedging derivative financial instruments	550	92	219
Gain on investment in convertible instrument	(3,114)	(288)	—
Change in fair value of warrant liabilities	(50,729)	—	—
Gain on lease assignment	(6,500)	—	—
Equity-based compensation	16,413	5,398	3,580
Deferred income taxes	(15,862)	15,595	(14,451)
Other non-cash items	—	93	726
Changes in operating assets and liabilities:
Inventory	(74,257)	(27,754)	(8,418)
Content assets	(31,349)	(15,555)	(10,353)
Prepaid expenses	(6,761)	5,732	(5,514)
Other assets	(2,023)	(1,772)	5,895
Accounts payable	8,307	10,619	2,050
Accrued expenses	(11,273)	21,804	(17,488)
Deferred revenue	7,435	24,770	3,454
Other liabilities	(4,521)	(10,373)	(5,887)
Net cash provided by (used in) operating activities	(215,249)	61,430	42,017
Cash flows from investing activities:
Purchase of property and equipment	(77,911)	(37,933)	(23,810)
Investment in convertible instrument	(5,000)	(10,000)	—
Other investment	(5,000)	—	—
Cash paid for acquisition, net of cash acquired	(37,280)	1,247	(6,473)
Net cash used in investing activities	(125,191)	(46,686)	(30,283)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,680	—	—
Remittance of taxes withheld from employee stock awards	(3,154)	—	—
Borrowings under Credit Facility	42,000	32,000	—
Repayments under Credit Facility	(42,000)	(32,000)	(25,000)
Business combination, net of issuance costs paid	389,125	—	—
Members’ distributions	—	—	(7,051)
Deferred financing costs	—	(240)	—
Holdings downstream merger	—	405	—
Net cash provided by (used in) financing activities	390,651	165	(32,051)
Effect of exchange rates on cash	16	354	408
Net increase (decrease) in cash and cash equivalents	50,227	15,263	(19,909)
Cash, cash equivalents and restricted cash, beginning of year	56,827	41,564	61,473
Cash, cash equivalents and restricted cash, end of year	$107,054	$56,827	$41,564

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$466	$206	$626
Cash paid during the year for income taxes, net	$385	$333	$1,054
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$9,657	$5,614	$3,626
Common shares issued in connection with acquisition	$162,558	$27,889	$8,395
Supplemental disclosure of noncash financing activities:
Tax asset contribution	$—	$(135)	$1,211
Deferred financing costs, accrued but not paid	$—	$1,593	$—

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

On June 25, 2021 (the “Closing Date”), Forest Road Acquisition Corp. (“Forest Road”), a special purpose acquisition company, consummated the Business Combination Agreement (the “Business Combination Agreement”) dated as of February 9, 2021, by and among Forest Road, The Beachbody Company Group, LLC (“Old Beachbody”), BB Merger Sub, LLC (“BB Merger Sub”), MFH Merger Sub, LLC (“Myx Merger Sub”), and Myx Fitness Holdings, LLC (“Myx”).

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

The merger between BB Merger Sub and Old Beachbody was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, Forest Road was treated as the acquired company and Old Beachbody was treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old Beachbody issuing stock for the net assets of Forest Road, accompanied by a recapitalization. The net assets of Forest Road are stated at historical cost, with no goodwill or other intangible assets recorded, see Note 2, Business Combination.

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

The consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of Old Beachbody. The shares and corresponding capital amounts and income (losses) per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.

Old Beachbody was determined to be the accounting acquirer in the acquisition of Myx. As such, the acquisition is considered a business combination under ASC 805, Business Combinations, and was accounted for using the acquisition method of accounting. Beachbody recorded the fair value of assets acquired and liabilities assumed from Myx, see Note 9, Acquisitions. The presented financial information for the year ended December 31, 2021 includes the financial information and activities for Myx for the period from June 26, 2021 to December 31, 2021.

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, the valuation of intangible assets, revenue arrangements with multiple performance obligations, equity-based compensation, amortization of content assets, impairment of goodwill, and the useful lives and recoverability of long-lived assets. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying amounts of assets and liabilities. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Fair Value Measurements

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

Cash and Cash Equivalents

Cash and cash equivalents include:

•
cash held in checking and money market funds;
•
amounts in transit from payment processors for customer credit and debit card transactions; and
•
highly liquid investments with original maturities of three months or less at the time of acquisition.

The Company maintains its cash at financial institutions, and the balances, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company mitigates its risk by placing funds in high-credit quality financial institutions and utilizing nighty sweeps into U.S. Treasury funds for certain cash accounts. Consequently, the Company believes it is not exposed to any significant risk on its cash and cash equivalents balances.

Restricted Cash

Restricted cash includes cash reserved as a compensating cash balance for a standby letter of credit related to an operating lease.

Inventory, Net

Inventory consists of raw materials, work in process, and finished goods. Inventory is accounted for using the first-in, first-out method and is valued at the lower of cost or net realizable value. The Company records a reserve or adjusts the carrying value of inventory based on assumptions regarding future demand for the Company’s products, anticipated margin, planned product discontinuances, and the physical condition (e.g. age and quality) of the inventory.

Content Assets, Net

The Company capitalizes costs associated with the development and production of programs on its streaming platforms. The Company capitalizes production costs as customer usage and retention data supports that future revenue will be earned. These costs are classified as non-current assets in the consolidated balance sheets.

Content assets are predominantly monetized as a film group and are amortized over the estimated useful life based on projected usage, which has been derived from historical viewing patterns, resulting in an accelerated amortization pattern. Amortization begins when the program is first available for streaming by customers and is recorded in the consolidated statements of operations as a component of digital cost of revenue. When an event or change in circumstances indicates a change in projected usage, content assets are reviewed for potential impairment in aggregate at a group level. To date, the Company has not identified any such event or changes in circumstances.

Property and Equipment, Net

Property and equipment, which includes computer software and web development costs, are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which range from two to seven years. Leasehold improvements are depreciated over the shorter of the life of the assets or the remaining life of the related lease. Costs of maintenance, repairs, and minor replacements are expensed when incurred, while expenditures for major renewals and betterments that extend the useful life of an asset or provide additional utility are capitalized.

Software and web development projects in-process consist primarily of costs associated with internally developed software that has not yet been placed into service. The Company capitalizes eligible costs to acquire, develop, or modify internal-use software that are incurred subsequent to the preliminary project stage. Depreciation of these assets begins upon the initial usage of the software.

When property is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in net income (loss).

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

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of the consideration transferred in a business combination over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually as of October 1 and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that it is more likely than not that the indefinite-lived asset is impaired.

Due to the sustained decline in the Company’s market capitalization and reduced revenue and operating income forecast observed in the fourth quarter of 2021, the Company performed an interim test for impairment of its goodwill and indefinite-lived intangible assets as of December 31, 2021. In performing both the annual and interim impairment tests for goodwill and indefinite-lived intangible assets, the Company elected to bypass the optional qualitative test and proceeded to perform quantitative tests by comparing the carrying value of each reporting unit and indefinite-lived intangible asset to its estimated fair value. While the fair value of the Beachbody reporting unit substantially exceeded its carrying value, the fair value of the Other reporting unit was determined to be less than its carrying value. As a result, the Company recorded an aggregate goodwill impairment charge of $52.6 million for the year ended December 31, 2021. Further, it was determined that the carrying value of the Company’s indefinite-lived intangible assets exceeded their fair value, and an aggregate impairment charge of $35.2 million was recorded for the year ended December 31, 2021, see Note 10 Goodwill and Intangible Assets, Net.

Intangible assets deemed to have finite lives are generally amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to the Company’s future cash flows. During the year ended December 31, 2021, given changes in their projected usage, the Company changed the useful life of its acquired formulae from ten years to five years and their amortization to an accelerated basis. The effect of the change in estimated useful life and accelerated amortization of acquired formulae resulted in a $0.6 million increase to net loss for the year ended December 31, 2021.

Impairment of Long-Lived Assets

Management reviews long-lived assets (including property and equipment, content assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by comparing their carrying value to the forecasted undiscounted cash flows associated with the assets. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value.

During the year ended December 31, 2021, the Company determined that the carrying value of its acquired talent and representation contracts exceeded their fair value. As such, the Company recorded an impairment charge of $7.1 million.

Leases

The Company accounts for its leases of administrative offices and a production studio under ASC 842, Leases; the Company does not have any leases where it acts as a lessor. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases and are recorded on the consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-lined rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elected to combine lease and non-lease components. Rental income on subleases is recognized on a straight-line basis over the estimated lease term. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and instead recognizes rent expense on a straight-line basis over the lease term for such leases.

Common Stock Warrant Liability

The Company assumed 10,000,000 warrants originally issued in Forest Road’s initial public offering (the “Public Warrants”) and 5,333,333 warrants issued in a private placement that closed concurrently with Forest Road’s initial public offering (the “Private Placement Warrants”), upon the Business Combination. The Public and Private Placement Warrants entitle the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. All of the Public and Private Placement Warrants remained outstanding as of December 31, 2021. The Public Warrants are publicly traded and became exercisable on November 30, 2021. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis, as described in the warrant agreement. In no event will the Company be required to net cash settle any warrant. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants were not transferable, assignable or salable until July 25, 2021, subject to certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, will become Public Warrants, and will be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

The Company evaluated the Public and Private Placement Warrants under ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public and Private Placement Warrants do not meet the conditions to be classified in equity. Since the Public and Private Placement Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as other liabilities in the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of warrant liabilities within the consolidated statements of operations at each reporting date. The Public Warrants are publicly traded and thus have an observable market price to estimate fair value. The Private Placement Warrants are valued using a Black-Scholes option-pricing model as described in Note 4, Fair Value Measurements to the consolidated financial statements.

Investment in Convertible Instrument

In December 2020 and March 2021, the Company purchased a convertible instrument from Myx. The convertible instrument was scheduled to mature 18 months from issuance and bore interest of 11% per annum. The principal and accrued interest on the convertible instrument was subject to automatic conversion upon a qualified financing or a change in control, as defined in the agreement.

Prior to the Business Combination, the Company elected to measure the investment in convertible instrument from Myx using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative was not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value was reflected in other income, net in the consolidated statements of operations.

In connection with the Business Combination, the principal of $15.0 million and interest were effectively settled at a fair value of $18.4 million. As of December 31, 2020, the convertible instrument was included within other assets in the consolidated balance sheets.

Other Investment

As of December 31, 2021, the Company has an investment in equity securities of a privately-held company of $5.0 million, with no readily determinable fair value. This equity investment is reported within other assets in the consolidated balance sheets. The Company uses the measurement alternative for this investment, and its carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar instruments. As of December 31, 2021, no adjustments to the carrying value of this investment were made.

Revenue Recognition

The Company’s primary sources of revenue are from sales of digital subscriptions, nutritional products, and connected fitness equipment. The Company records revenue when it fulfills its performance obligation to transfer control of the goods or services to its customer and defers revenue when it receives payments in advance of fulfilling its performance obligations. Control of shipped items is generally transferred when the product is delivered to the customer. Control of services, which are primarily digital subscriptions, transfers over time, and as such, revenue is recognized ratably over the subscription period (up to 12 months), using a mid-month convention. The Company markets and sells its products primarily in the United States, Canada, United Kingdom, and France.

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

The Company is the principal in all its relationships where third parties sell or distribute the Company’s goods or services. Payments made to the third parties are recorded in selling and marketing expenses within the consolidated statements of operations.

Cost of Revenue

Digital Cost of Revenue

Digital cost of revenue includes costs associated with digital content creation including amortization and revisions of content assets, depreciation of streaming platforms, digital streaming costs, and amortization of digital platform intangible assets. It also includes customer service costs, payment processing fees, depreciation of production equipment, live trainer costs, facilities, and related personnel expenses.

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

Nutrition and Other Cost of Revenue

Nutrition and other cost of revenue includes product costs, shipping and handling, fulfillment and warehousing, customer service, and payment processing fees. It also includes depreciation of nutrition-related e-commerce websites and social commerce platforms, amortization of formulae intangible assets, facilities, and related personnel expenses.

The costs associated with shipping connected fitness and nutrition and other products to customers amounted to $45.8 million, $36.3 million and $29.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Selling and Marketing

Selling and marketing expenses primarily include the costs of Coach and social influencer compensation, advertising, royalties, promotions and events, and third-party sales commissions as well as the personnel-related expenses for employees and consultants associated with these areas. Selling and marketing expenses also include depreciation of certain software and amortization of contract-based intangible assets.

The Company pays Coach and third-party sales commissions when commissionable sales are made. In cases where the underlying revenue is deferred, the Company also defers the commissions and expenses these costs in the same period in which the underlying revenue is recognized. Deferred commissions are included in other current assets in the consolidated balance sheets and were $31.7 million and $30.7 million as of December 31, 2021 and 2020, respectively.

Coaches are also eligible for various bonuses, recognition, and complimentary participation in events, including those based on sales volume. The Company expenses these costs in the period in which they are earned. These expenses as well as Coach commissions earned but not paid are included in accrued expenses in the consolidated balance sheets.

Advertising costs are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs. Generally, the costs to produce television and web advertising are expensed as incurred, while television media costs are expensed at the time the media airs. Total advertising expense, including the costs to produce infomercials, amounted to $166.9 million, $98.2 million and $59.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Enterprise Technology and Development

Enterprise technology and development expenses primarily include personnel-related expenses for employees and professional fees paid to consultants who create improvements to and maintain our enterprise systems applications, hardware, and software. Expenses also include payroll and related costs for employees involved in the research and development of new and existing products and services, enterprise technology hosting expenses, depreciation of enterprise technology-related assets, and equipment leases.

Research and development costs, which are expensed as incurred, were $4.6 million during each of the years ended December 31, 2021, 2020 and 2019.

Equity-Based Compensation

The Company measures and recognizes expense for all equity-based awards based on their estimated grant date fair values. The Company recognizes the expense on a straight-line basis over the requisite service period, and forfeitures are accounted for as they occur. Equity-based compensation expense is included in cost of revenue, selling and marketing, enterprise technology and development, and general and administrative expense within the consolidated statements of operations.

Derivative Financial Instruments

The Company uses derivative instruments to manage the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows. The Company primarily enters into option and forward contracts to hedge forecasted payments, typically for up to 12 months, for cost of revenue, selling and marketing expenses, general and administrative expenses, and intercompany transactions not denominated in the local currencies of the Company’s foreign operations. The Company designates certain of these instruments as cash flow hedges and records them at fair value as either assets or liabilities within the consolidated balance sheets. Certain of these instruments are freestanding derivatives for which hedge accounting does not apply.

Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged forecasted transaction affects earnings. Deferred gains and losses associated with cash flow hedges of third-party payments are recognized in cost of revenue, selling and marketing, or general and administrative expenses, as applicable, during the period when the hedged underlying transaction affects earnings. Changes in the fair value of certain derivatives for which hedge accounting does not apply are immediately recognized directly in earnings to cost of revenue.

The Company classifies cash flows related to derivative financial instruments as operating activities in the consolidated statements of cash flows.

Income Taxes

Effective April 2, 2019, the Company made an election with the United States taxing authorities to change its entity status to a regarded C-Corporation from a regarded pass-through entity for income tax purposes. The consequences of this election were the recognition of a tax provision on the Company’s net income earned after that date and the recording of a net deferred tax asset as of the election date of $16.6 million as a benefit for income taxes from operations.

The Company is subject to income taxes in the United States, Canada and the United Kingdom. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

In evaluating the Company's ability to recover deferred tax assets, all available positive and negative evidence is analyzed, including historical and current operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of losses, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the interest expense line and other income, net, respectively, in the accompanying consolidated statements of operations. Accrued interest and penalties are included in accrued expenses and other liabilities in the consolidated balance sheets.

Foreign Currency

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of the subsidiaries. The assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. Revenues and expenses for these subsidiaries are translated at average exchange rates in effect during the applicable period. Translation adjustments are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses related to the recurring measurement and settlement of foreign currency transactions are included as a component of other income, net in the consolidated statements of operations and were approximately zero, a gain of $0.2 million and a loss of $0.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Segments

Operating segments are defined as the components of an entity for which separate financial information is available and that are regularly reviewed by the Chief Operating Decision Maker (“CODM”) in assessing performance and in deciding how to allocate resources to an individual segment. The Company’s CODM is its Chief Executive Officer, and the Company has determined that there are two operating segments, Beachbody and Other. For financial reporting purposes, there is one reportable segment, Beachbody. Other primarily comprises Openfit.

As of December 31, 2021 and 2020, the Company’s long-lived assets are located in the U.S.

Earnings per share

The Company follows the authoritative guidance which establishes standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in distribution and earnings or the contractual obligation to share in losses of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating shareholders based on their respective rights to receive non-forfeitable distributions, whether or not declared.

Basic net income (loss) per common share is calculated by dividing net income (loss) allocable to common shareholders by the weighed-average number of common shares outstanding during the period.

Diluted net income (loss) per common share adjusts net income (loss) and net income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock.

Recently Adopted Accounting Pronouncement

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes specific exceptions to the general principles in Topic 740 in addition to simplifying other areas of Topic 740. The Company adopted ASU 2019-12 in the first quarter of 2021, using the prospective method of adoption, and the adoption had no material impact to the Company’s consolidated financial statements.

Accounting Pronouncement Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to apply ASC 606 to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination on the acquisition date rather than the general guidance in ASC 805. The guidance in this update will be effective for public companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements.
Note 2. Business Combination

As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, on June 25, 2021, the Company consummated the Business Combination Agreement, with Old Beachbody surviving the merger as a wholly-owned subsidiary of the Company.

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

Pursuant to the Business Combination Agreement, 3,750,000 shares held by Forest Road Acquisition Sponsor LLC (the “Sponsor”) will be unvested and are subject to forfeiture if certain earnout conditions are not satisfied (“Forest Road Earn-out Shares”). Subject to certain other terms and conditions, the Forest Road Earn-out Shares will vest, in equal tranches of 10% each, commencing on December 22, 2021, upon the occurrence of the Company’s last sale price on the New York Stock Exchange (“NYSE”) exceeding each of the following price-per-share thresholds for any 20 trading days within any consecutive 30-day trading period: $12.00, $13.00, $14.00, $15.00 and $16.00. Any Sponsor Shares that do not vest within 10 years after the Closing Date will be forfeited. The Forest Road Earn-out Shares are accounted for as equity-classified equity instruments, were included as merger consideration as part of the Reverse Recapitalization, and recorded in additional paid-in capital. As of December 31, 2021, all Forest Road Earn-out Shares are unvested.

Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 2,000,000,000 shares, $0.0001 par value per share, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock and 100,000,000 shares are designated as Preferred Stock. The holder of each share of Class A Common Stock is entitled to one vote, the holder of each share of Class X Common Stock is entitled to ten votes, and except as otherwise required by law, the holder of each share of Class C Common Stock is not entitled to any voting powers.

In connection with the Business Combination, a number of subscribers purchased an aggregate of 22,500,000 shares of Class A Common Stock (the “PIPE”) from the Company, for a purchase price of $10.00 per share and an aggregate purchase price of $225.0 million (the “PIPE Shares”), pursuant to separate subscription agreements entered into and effective as of February 9, 2021.

At the Effective Time, and subject to the terms and conditions of the Business Combination Agreement, each Myx equity unit was canceled and converted into the right to receive approximately 13.5 million shares of Class A Common Stock; provided, however, that certain holders of Myx units received an amount in cash equal to the value of such shares not to exceed $37.7 million.

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of stockholders’ equity for the year ended December 31, 2021 (in thousands):

Recapitalization
Cash- Forest Road trust and cash, net of redemptions	$216,444
Cash- PIPE financing	225,000
Less: Non-cash net assets assumed from Forest Road	269
Less: Fair value of Public and Private Placement Warrants	(60,900)
Less: Transaction costs and advisory fees for Beachbody allocated to equity	(19,923)
Less: Transaction costs and advisory fees for Forest Road	(27,059)
Net Business Combination	333,831
Less: Non-cash net assets assumed from Forest Road	(269)
Less: Transaction costs and advisory fees for Beachbody allocated to warrants	(5,337)
Add: Non-cash fair value of Public and Private Placement Warrants	60,900
Net cash contributions from Business Combination	$389,125

The Company recorded transaction costs and advisory fees allocated to warrants as a component of change in fair value of warrant liabilities in the consolidated statements of operations.

The number of shares of Common Stock issued immediately following the consummation of the Business Combination:

Common stock of Forest Road, net of redemptions	21,616,515
Forest Road shares held by the Sponsor (1)	7,500,000
PIPE shares	22,500,000
Business Combination and PIPE Shares - Class A Common Stock	51,616,515
Myx equity units - Class A Common Stock	13,546,503
Old Beachbody equity units - Class A Common Stock (2)	101,762,614
Old Beachbody equity units - Class X Common Stock (3)	141,250,310
Total shares of Common Stock immediately after Business Combination	308,175,942

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

Note 3. Revenue

The Company’s revenue disaggregated by revenue type and geographic region is as follows (in thousands):

	Segment
	Beachbody	Other	Total
Year Ended December 31, 2021
Revenue Type:
Digital	$343,625	$21,787	$365,412
Connected fitness	28,985	13,753	42,738
Nutrition and other	462,797	2,698	465,495
Total revenue	$835,407	$38,238	$873,645

Geographic region:
United States	$748,845	$38,238	$787,083
Rest of world[1]	86,562	—	86,562
Total revenue	$835,407	$38,238	$873,645

	Segment
	Beachbody	Other	Total
Year Ended December 31, 2020
Revenue Type:
Digital	$325,256	$9,548	$334,804
Nutrition and other	528,061	717	528,778
Total revenue	$853,317	$10,265	$863,582

Geographic region:
United States	$775,921	$10,265	$786,186
Rest of world[1]	77,396	—	77,396
Total revenue	$853,317	$10,265	$863,582

	Segment
	Beachbody	Other	Total
Year Ended December 31, 2019
Revenue Type:
Digital	$247,360	$3,404	$250,764
Nutrition and other	505,015	—	505,015
Total revenue	$752,375	$3,404	$755,779

Geographic region:
United States	$691,352	$3,404	$694,756
Rest of world[1]	61,023	—	61,023
Total revenue	$752,375	$3,404	$755,779

1 Consists of Canada, United Kingdom and France in 2021 and 2020; consists of Canada and United Kingdom in 2019. No single country accounted for more than 10% of our total revenue in 2021, 2020 and 2019.

Approximately 30% of Beachbody’s revenues for year ended December 31, 2021 are attributable to Shakeology, Beachbody’s premium nutritional shake.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. During the year ended December 31, 2021, the Company recognized $93.3 million of revenue that was included in the deferred revenue balance as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $67.7 million of revenue that was included in the deferred revenue balance as of December 31, 2019. During the year ended December 31, 2019, the Company recognized $64.0 million of revenue that was included in the deferred revenue balance as of December 31, 2018.

Note 4. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3
Assets
Derivative assets	$—	$314	$—
Total assets	$—	$314	$—

Liabilities
Public Warrants	$2,701	$—	$—
Private Placement Warrants	—	—	2,133
Total liabilities	$2,701	$—	$2,133

	December 31, 2020
	Level 1	Level 2	Level 3
Assets
Derivative assets	$—	$164	$—
Investment in convertible instrument	—	—	10,288
Total assets	$—	$164	$10,288

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. The fair value of the Public Warrants, which trade in active markets, is based on quoted market prices. The fair value of derivative instruments is based on Level 2 inputs such as observable forward rates, spot rates, and foreign currency exchange rates. The Company’s Private Placement Warrants and investment in the convertible instrument are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

The valuation of the Private Placement Warrants and, prior to the Business Combination, the investment in the convertible instrument use assumptions and estimates the Company believes would be made by a market participant in making the same valuations. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

Private Placement Warrants

The Company determined the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A Common Stock. Volatility was based on the implied volatility derived from the average of the actual market activity of the Company’s peer group. The expected life was based on the remaining contractual term of the Private Placement Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the warrants’ expected life. The significant unobservable input used in the fair value measurement of the Private Placement Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on the Closing Date of the Business Combination and at December 31, 2021:

	As of December 31,	As of June 25,
	2021	2021
Risk-free rate	1.2%	0.9%
Dividend yield rate	—	—
Volatility	65.0%	45.0%
Contractual term (in years)	4.49	5.00
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the Private Placement Warrants for the year ended December 31, 2021 (in thousands):

Year Ended December 31,
2021
Balance, beginning of period	$—
Assumed in Business Combination	26,400
Change in fair value	(24,267)
Balance, end of period	$2,133

For the year ended December 31, 2021, the change in the fair value of Private Placement Warrants resulted from the change in price of the Company’s Class A Common Stock. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Investment in Convertible Instrument

Prior to the Business Combination and as of December 31, 2020, the convertible instrument was valued using a scenario-based analysis. Two primary scenarios were considered to arrive at the valuation for the convertible instrument. The first scenario considered the probability-weighted value of conversion at the stated discount to the issue price in a change in control event. The second scenario considered the probability-weighted value of conversion at the stated discount to the issue price in a qualified financing event. As of the date of the investment in the convertible instrument, an implied yield was calculated such that the sum of the value of the straight debt and the value of the conversion feature was equal to the principal investment amount. The implied yield of the investment was carried forward with a market adjustment and used as the primary discount rate for subsequent valuation dates.

The significant unobservable inputs used in the fair value measurement of the Company’s investment in the convertible instrument were the probabilities of Myx closing a future qualified financing or change of control, which would trigger conversion of the convertible instrument, probabilities as to the periods in which the outcomes were expected to be achieved, and discount rate. Significant changes in the probabilities of the completion of the future qualified financing or change in control would have resulted in a significantly higher or lower fair value measurement, respectively. Significant changes in the probabilities of the period in which outcomes would be achieved would have resulted in a significantly lower or higher fair value measurement, respectively.

The following table presents changes in the investment in convertible instrument from Myx measured at fair value for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$10,288	$—
Investment in convertible instrument	5,000	10,000
Change in fair value	3,114	288
Conversion of investment	(18,402)	—
Balance, end of period	$—	$10,288

For the year ended December 31, 2021, the change in the fair value of the investment in convertible instrument resulted from the effective settlement of the instrument. The changes in fair value are included in the consolidated statements of operations as a component of other income, net. There was no material change in the fair value of the investment in convertible instrument from Myx for the year ended December 31, 2020.

Note 5. Inventory, Net

Inventory, net consists of the following (in thousands):

	December 31,
	2021	2020
Raw materials and work in process	$24,436	$26,480
Finished goods	108,294	38,874
Total inventory	$132,730	$65,354

Adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $17.5 million, $2.8 million and $2.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. These adjustments are included in the consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue.

Note 6. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Deferred coach costs	$30,928	$29,967
Deposits	8,915	3,035
Accounts receivable, net	1,225	855
Other	2,659	4,362
Total other current assets	$43,727	$38,219

Note 7. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020

Computer software	$231,943	$194,314
Leasehold improvements	5,157	24,197
Computer equipment	23,691	21,172
Computer software and web development projects in-process	26,490	12,380
Furniture, fixtures and equipment	2,442	7,016
Buildings	5,158	—
Property and equipment, gross	294,881	259,079
Less: Accumulated depreciation	(181,783)	(178,910)
Property and equipment, net	$113,098	$80,169

All of the Company’s property and equipment is located in the U.S. The Company recorded depreciation expense related to property and equipment in the following expense categories of its consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Cost of revenue	$18,160	$13,619	$16,005
Selling and marketing	1,471	2,220	2,067
Enterprise technology and development	25,290	21,274	21,114
General and administrative	4,104	3,014	3,773
Total depreciation	$49,025	$40,127	$42,959

Note 8. Content Assets, Net

Content assets, net consist of the following (in thousands):

	December 31,
	2021	2020
Released, less amortization	$35,936	$17,306
In production	3,411	2,131
Content assets, net	$39,347	$19,437

The Company expects $19.1 million of content assets to be amortized during the next 12 months and 100% of the balance within four years. The Company recorded amortization expense for content assets of $14.8 million, $7.5 million and $8.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Note 9. Acquisitions

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

(3) Fair value of Myx instrument held by Old Beachbody was effectively settled on the Closing Date, see Note 1, Description of Business and Summary of Significant Accounting Policies.

(4) In April and June 2021, Old Beachbody entered into promissory note agreements with Myx. Such promissory notes were effectively settled on the Closing Date.

The acquired assets and assumed liabilities of Myx were recorded at their preliminary acquisition date fair values. Subsequent to the initial recording of the Myx acquisition, the Company reduced inventory by $0.8 million and deferred tax liabilities by $0.4 million and increased sales tax liabilities by $0.4 million, resulting in an increase to goodwill of $0.9 million.

Any additional adjustments to the purchase price allocations will be made as soon as practicable but no later than one year from the acquisition date. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed and the subsequent adjustments made as of December 31, 2021 (in thousands):

(in thousands)	As Previously Reported	Adjustment	As Adjusted
Allocation
Goodwill	$157,922	$876	$158,798
Intangible assets:
Trade name/Trademark	43,700	—	43,700
Developed technology	14,000	—	14,000
Customer relationships	20,400	—	20,400
	78,100	—	78,100
Cash acquired	420	—	420
Inventory, net	11,447	(808)	10,639
Other assets	3,354	—	3,354
Content assets	3,400	—	3,400
Deferred revenue	(2,168)	—	(2,168)
Other liabilities	(14,039)	(448)	(14,487)
Deferred tax liabilities	(15,560)	380	(15,180)
	$222,876	$—	$222,876

The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Goodwill is primarily attributable to the assembled workforce of Myx and expected synergies from combining operations. Goodwill recognized was allocated to both operating segments and is generally not deductible for tax purposes.

The fair values of the trade name and trademark intangible assets were determined using an income approach, specifically, the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of Myx’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The fair value of the developed technology intangible asset was also determined by the relief-from-royalty approach. The fair values of the customer relationships intangible assets were determined by using an income approach, specifically a multi-period excess earnings approach, which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time.

The revenue and operating results from Myx included in the Company’s consolidated statements of operations for the year ended December 31, 2021 is not discernible as the acquisition has been integrated within the Company’s existing operations. During the year ended December 31, 2021, Company incurred $1.9 million in transaction costs associated with the Myx acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Myx as if the companies had been combined as of January 1, 2020. The unaudited pro forma financial information includes the accounting effects of the business combination, including amortization of intangible assets. The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as an indication of the Company’s future consolidated results of operations.

(in thousands)	Year Ended December 31,
	2021	2020
Pro forma combined:
Revenue	$904,861	$893,253
Net loss	(164,765)	(52,823)

Ladder

On September 18, 2020, the Company acquired Ladder, a sports nutrition company, to enhance the Openfit platform by providing premium, NSF-certified supplements developed and endorsed by elite athletes.

The Company recognized the assets and liabilities of Ladder based on its estimates of their acquisition date fair values. There were no adjustments to the purchase price allocations during the year ended December 31, 2021. The following table summarizes the components of consideration and the fair value estimates of assets acquired and liabilities assumed (in thousands):

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

The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, was recorded as goodwill. Goodwill was primarily attributable to the assembled workforce of Ladder and expected synergies from combining operations. Goodwill recognized was allocated to the Company’s Other operating segment and is generally not deductible for tax purposes. The revenue from Ladder included in the Company’s consolidated statements of operations for the year ended December 31, 2020 was $0.7 million. The operating loss from Ladder included in the Company’s consolidated statements of operations for the year ended December 31, 2020 was $0.9 million.

The following unaudited pro forma financial information presents the combined results of operations as if Ladder had been combined with the Company as of January 1, 2019. The unaudited pro forma financial information includes the accounting effects of the business combination, including amortization of intangible assets. The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of the Company’s future consolidated results of operations.

(in thousands)	Year Ended December 31,
	2020	2019
Pro forma combined:
Revenue	$865,757	$757,174
Net income (loss)	(29,272)	24,308

Note 10. Goodwill and Intangible Assets, Net

Goodwill

Changes in goodwill for the years ended December 31, 2021 and 2020 are as follows (in thousands):

(in thousands)	December 31, 2021			December 31, 2020
	Beachbody	Other	Total	Beachbody	Other	Total
Goodwill, beginning of year	$—	$18,981	$18,981	$—	$7,657	$7,657
Business acquisition	125,166	32,756	157,922	—	11,606	11,606
Impairment of goodwill	—	(52,613)	(52,613)	—	—	—
Other adjustments	—	876	876	—	(282)	(282)
Goodwill, end of year	$125,166	$—	$125,166	$—	$18,981	$18,981

Due to the sustained decline in the Company’s market capitalization and reduced revenue and operating income forecast observed in the fourth quarter of 2021, the Company performed an interim test for impairment of its goodwill as of December 31, 2021. The results of the Company’s annual and interim tests for impairment concluded that the carrying value of its Other reporting unit exceeded its fair value, and, therefore, the Company recognized a goodwill impairment charge of $52.6 million for year ended December 31, 2021.

The determination of the fair value of the Company’s reporting units was based on a combination of a market approach that considered benchmark company market multiples, a market approach that considered market multiples derived from the value of recent transactions, and an income approach that utilized discounted cash flows for each reporting unit. The Company applied equal weighting to each of the approaches in determining the fair value of the reporting units. The significant assumptions under each of these approaches include, among others: income projections, which are dependent on future customer subscriptions, new product introductions, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as the Company’s expectations of future performance and the expected future economic environment, which are partly based upon the Company’s historical experience. The cash flow projections also take into account the reduced operating costs of as a result of the Company’s plan to consolidate planforms and One Brand marketing approach.

The Company’s estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on the Company’s judgment of the rates that would be utilized by a hypothetical market participant. The Company also considered its market capitalization in assessing the reasonableness of the combined fair values estimated for its reporting units.

Intangible Assets, Net

Intangible assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangibles Assets, Net	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangibles Assets, Net	Weighted-Average Remaining Useful Life (years)

Contract-based	$300	$(250)	$50	$300	$(150)	$150	0.5
Customer-related	21,100	(4,081)	17,019	700	(337)	363	2.4
Technology-based	20,200	(7,999)	12,201	6,200	(4,650)	1,550	2.4
Talent and representation contracts	10,300	(10,300)	—	10,300	(644)	9,656	2.8
Formulae	1,950	(853)	1,097	1,950	(49)	1,901	3.8
Trade name	51,200	(35,200)	16,000	7,500	—	7,500	Indefinite
	$105,050	$(58,683)	$46,367	$26,950	$(5,830)	$21,120

The Company values its indefinite-lived trade names using a relief-from-royalty approach.

Due to the sustained decline in the Company's market capitalization, and reduced revenue and operating income forecast observed in the fourth quarter of 2021, the Company performed an interim test for impairment of its indefinite-lived trade names and tested its definite-lived intangible assets for recoverability as of December 31, 2021. The results of the Company’s annual and interim impairment tests concluded that the indefinite-lived trade names and the talent and representation contracts were impaired. These trade names are reported in the Company’s Beachbody and Other segments. The talent and representation contracts are reported in the Other segment. The Company recorded a $42.3 million non-cash impairment charge for these intangible assets for the year ended December 31, 2021.

Amortization expense for intangible assets was $10.6 million, $4.1 million and $1.7 million during the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2021 is as follows (in thousands):

Year ended December 31, 2022	$10,755
Year ended December 31, 2023	10,593
Year ended December 31, 2024	7,098
Year ended December 31, 2025	1,921
$30,367

Note 11. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	December 31,
	2021	2020
Coach costs	$19,168	$19,126
Inventory, shipping and fulfillment	14,360	10,244
Information technology	10,150	5,621
Employee compensation and benefits	8,996	28,855
Sales and other taxes	5,097	4,132
Advertising	4,033	3,626
Customer service expenses	1,773	1,580
Other accrued expenses	10,948	6,771
Total accrued expenses	$74,525	$79,955

Note 12. Credit Facility

During the years ended December 31, 2021, 2020 and 2019, the Company maintained a credit agreement (the “Credit Facility”), which the Company terminated in November 2021. As of December 31, 2020, there were no borrowings outstanding, and a $3.0 million letter of credit was issued under the Credit Facility. The Company incurred $0.4 million, $0.3 million, and $0.7 million during the years ended December 31, 2021, 2020 and 2019, respectively, in aggregate interest, letter of credit, and unused commitment fees on the Credit Facility.

Note 13. Leases

The Company leases facilities under noncancelable operating leases expiring through 2027 and certain equipment under a finance lease expiring in 2024.

As of December 31, 2021 and 2020, the Company had operating lease liabilities of $6.9 million and $41.2 million, respectively, and right-of-use assets of $6.4 million and $32.9 million, respectively. As of December 31, 2021 and 2020, the Company had finance lease liabilities of $0.3 million and $0.4 million, respectively, and right-of-use assets of $0.3 million and $0.4 million, respectively.

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

The following summarizes the Company’s leases (in thousands):

	Year Ended December 31,
	2021	2020	2019
Finance lease costs:
Amortization of right-of-use asset	$147	$147	$144
Interest on lease liabilities	14	20	25
Operating lease costs	8,390	9,691	10,007
Short-term lease costs	649	166	411
Variable lease costs	721	303	1,329
Short-term sublease income	(53)	—	(383)
Total lease costs	$9,868	$10,327	$11,533

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$14	$24	$25
Operating cash flows from operating leases	10,254	11,459	11,508
Financing cash flows from finance leases	147	141	134
Right-of-use asset obtained in exchange for new finance lease liabilities	—	—	662
Right-of-use asset obtained in exchange for new operating lease liabilities	2,226	421	46,788

Weighted-average remaining lease term - finance leases	2.3	3.3	4.3
Weighted-average remaining lease term - operating leases	3.6	4.0	4.9

Weighted-average discount rate - finance leases	4.0%	4.0%	4.0%
Weighted-average discount rate - operating leases	4.6%	5.5%	5.5%

Maturities of our operating and finance lease liabilities, excluding short-term leases, are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Year ended December 31, 2022	$2,007	$161	$2,168
Year ended December 31, 2023	2,203	123	2,326
Year ended December 31, 2024	1,990	2	1,992
Year ended December 31, 2025	585	—	585
Year ended December 31, 2026	607	—	607
Thereafter	51	—	51
Total	7,443	286	7,729
Less present value discount	(589)	(10)	(599)
Lease liabilities at December 31, 2021	$6,854	$276	$7,130

As the Company’s lease agreements do not provide an implicit rate, the discount rates used to determine the present value of lease payments are generally based on the Company’s estimated incremental borrowing rate for a secured borrowing of a similar term as the lease.

In November 2021, the Company entered into an agreement effective January 2022, assigning its Santa Monica office lease to a third party with a lease term expiring in 2025. Although the lease assignment requires the Company to remain secondarily liable as a surety with respect to the lease, the Company does not believe it is probable that it will be responsible for the obligations. As such, this assignment resulted in a modification of the Company’s lease term and reduced right-of-use assets by $22.1 million, lease liabilities by $28.2 million, and net loss by $6.5 million.

Note 14. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2025. During the year ended December 31, 2021, the Company recorded $1.0 million for losses on inventory purchase commitments related to connected fitness hardware. These losses are included in accrued expenses in the consolidated balance sheets and connected fitness cost of revenue in the consolidated statements of operations. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding December 31, 2021 are as follows (in thousands):

Year ended December 31, 2022	$46,556
Year ended December 31, 2023	2,803
Year ended December 31, 2024	1,250
Year ended December 31, 2025	1,250
$51,859

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated.

Contingencies

The Company is subject to litigation from time to time in the ordinary course of business. Such claims typically involve its products, intellectual property, and relationships with suppliers, customers, distributors, employees, and others. Contingent liabilities are recorded when it is both probable that a loss has occurred and the amount of the loss can be reasonably estimated. Although it is not possible to predict how litigation and other claims will be resolved, the Company does not believe that any currently identified claims or litigation matters will have a material adverse effect on its consolidated financial position or results of operations.

Note 15. Common Stock Warrant Liability

Upon consummation of the Business Combination, the Public Warrants and Private Placement Warrants were recorded at fair value as other liabilities in the consolidated balance sheets. The fair values of the Public Warrants and Private Placement Warrants were remeasured as of December 31, 2021, resulting in a $56.0 million non-cash change in fair value gain in the consolidated statements of operations for the year ended December 31, 2021. Transaction costs and advisory fees allocated to the issuance of the Public and Private Placement Warrants of $5.3 million were also recorded as a component of change in fair value of warrant liabilities in the consolidated statements of operations, resulting in a net change in fair value of warrant liabilities of $50.7 million for the year ended December 31, 2021.

Note 16. Stockholders' Equity

As of December 31, 2021, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of each share of Common Stock are entitled to dividends when, as, and if declared by the Company’s board of directors, subject to the rights and preferences of any holders of outstanding series of Preferred Stock. As of December 31, 2021, the Company had not declared any dividends. The holder of each Class A Common Stock is entitled to one vote, the holder of each share of Class X Common Stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C Common Stock is not entitled to any voting powers.

Old Beachbody

Prior to the Business Combination, Old Beachbody’s preferred units were convertible into common units, at the option of the holders at any time, with no additional consideration required. The preferred units were to convert to common units at a rate of 1-for-1, subject to adjustment for certain events including unit split, unit dividend or recapitalization. The preferred units were subject to automatic conversion if the Company consummated an initial public offering that met certain criteria.

The holders could redeem the preferred units at any time after December 14, 2024, at a price equal to the greater of (i) the fair market value of the common units into which such preferred units were convertible or (ii) approximately $9.93 per unit, or $100.0 million in aggregate (the “Capital Contribution”), reduced by general distributions previously made to the holders plus any declared but unpaid distributions as of the date of the redemption notice.

The holders were entitled to distributions, in the amount, if any, of available cash flows, as determined by a majority of the board of managers. Distributions were to be made to common unit members and preferred unit members in proportion to their percentage of ownership interests, with priority to certain tax distributions and distributions to reimburse Beachbody Holdings and the holders for certain third-party expenses that had not been previously paid.

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

Old Beachbody members’ personal liability for the obligations or debts of the Company were limited. The Company’s operating agreement called for the Company to be dissolved and terminated upon the earliest occurrence of the following events: bankruptcy of the Company, decision by a majority of both the common and preferred unit holders to dissolve the Company, or the date the Company may otherwise have been dissolved by operation of law or judicial decree.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at December 31, 2018	$162	$(1,854)	$(1,692)
Other comprehensive income (loss) before reclassifications	(369)	(1)	(370)
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	1
Balances at April 1, 2019	(206)	(1,855)	(2,061)
Elimination of accumulated balances with election of C-corp tax status	206	1,855	2,061
Other comprehensive income (loss) before reclassifications	(365)	111	(254)
Amounts reclassified from accumulated other comprehensive income (loss)	218	—	218
Tax effect	48	—	48
Balances at December 31, 2019	(99)	111	12
Other comprehensive loss before reclassifications	(289)	(67)	(356)
Amounts reclassified from accumulated other comprehensive income (loss)	92	—	92
Tax effect	50	—	50
Balances at December 31, 2020	(246)	44	(202)
Other comprehensive loss before reclassifications	(218)	(33)	(251)
Amounts reclassified from accumulated other comprehensive income (loss)	550	—	550
Tax effect	(118)	—	(118)
Balances at December 31, 2021	$(32)	$11	$(21)

Note 17. Equity-Based Compensation

Equity Compensation Plans

Prior to the Business Combination, the Company maintained its 2020 Beachbody Company Group LLC Equity Compensation Plan (the “2020 Plan”), under which, grants were awarded to certain employees, consultants, and members of the Company’s board of managers through the granting of one or more of the following types of awards: (a) nonqualified unit options, (b) unit awards, and (c) unit appreciation rights. The Company has granted nonqualified unit options with vesting periods ranging from three to five years under the 2020 Plan.

Upon closing of the Business Combination, awards under the 2020 Plan were converted at the Exchange Ratio, and the Company’s board of directors approved the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units (“RSUs”), and other stock or cash-based awards. Grants under the 2021 Plan may be awarded to employees, consultants, and members of the Company’s board of directors.

Under the 2021 Plan, all awards settle in shares of Class A Common Stock, and up to 30,442,549 shares of Class A Common Stock were initially available for issuance. The number of shares of Class A Common Stock available for issuance under the 2021 Plan will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of Class A and Class X Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) the number of shares determined by the Company’s board of directors. As of December 31, 2021, 20,957,111 shares of Class A Common Stock remain available for issuance under the 2021 Plan.

All options typically expire ten years from the date of grant if not exercised. In the event of a termination of employment, all unvested options are forfeited immediately. Generally, any vested options may be exercised within three months, depending upon the circumstances of termination, except for instances of termination “with cause” whereby any vested options or awards are forfeited immediately.

A summary of the option activity under the plans is as follows:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020 (as previously reported)	10,170,288	$7.04	5.70	$232,015
Conversion of awards due to recapitalization	23,998,437	(4.94)
Outstanding at December 31, 2020, effect of reverse acquisition	34,168,725	2.10	5.70	$232,015
Granted	11,267,296	9.10
Exercised	(1,407,831)	1.08
Forfeited	(2,275,148)	5.13
Outstanding at December 31, 2021	41,753,042	$3.86	5.92	$11,379
Exercisable at December 31, 2021	24,159,277	$2.02	3.87	$10,904

The intrinsic value of options exercised during the year ended December 31, 2021 was $7.4 million. There were no options exercised during the years ended December 31, 2020 and 2019.

The fair value of each award as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to determine the fair value of option grants:

	December 31,
	2021	2020	2019
Risk-free rate	1.1%	0.5%	2.0%
Dividend yield rate	—	—	—
Volatility	53.5%	54.9%	47.7%
Expected term (in years)	6.21	6.22	6.37
Weighted-average grant date fair value	$4.54	$5.16	$4.03

The vesting periods are based on the terms of the option grant agreements, generally four to five years. The risk-free interest rates are based on the U.S. Treasury rates as of the grant dates for the expected terms of the options. Given the lack of public market for the Company’s common units prior to the Business Combination and minimal history as a public company subsequent to the Business Combination, the price volatilities represent calculated values based on the historical price volatilities of publicly traded companies within the Company’s industry group over the options’ expected terms. The expected terms of the options granted were estimated using the simplified method by taking an average of the vesting periods and the original contractual terms. Prior to the Business Combination, the exercise prices represented the estimated fair values of one common unit of the Company’s equity on the grant dates. Subsequent to the Business Combination, the fair value of the Common Stock is based on the closing market price on the date of grant.

A summary of the unvested option activity is as follows:

	Number of Options	Weighted-Average Grant Date Fair Value (per option)
Unvested at December 31, 2020 (as previously reported)	3,701,114	$4.34
Conversion of awards due to recapitalization	8,733,309	(3.05)
Unvested at December 31, 2020, effect of reverse acquisition	12,434,423	1.29
Granted	11,267,296	4.54
Vested	(3,832,807)	1.37
Forfeited	(2,275,147)	2.69
Unvested at December 31, 2021	17,593,765	$3.19

We do not use cash to settle equity instruments issued under equity-based compensation awards. The total fair value of awards which vested during the years ended December 31, 2021, 2020 and 2019 was $5.3 million, $3.9 million and $1.6 million, respectively.

A summary of RSU activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2020	—	$—
Granted	573,678	5.97
Forfeited	—	—
Outstanding at December 31, 2021	573,678	$5.97

RSUs granted to employees generally vest over four years, based on continued employment, while RSUs granted to members of the board of directors generally vest approximately one year after grant date.

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

As of December 31, 2021, 1,990,328 warrants were exercisable. Compensation cost associated with the warrants will be recognized over the requisite service period, which is 4.25 years.

Equity-Based Compensation Expense

Equity-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,187	$216	$175
Selling and marketing	7,357	2,169	843
Enterprise technology and development	2,380	1,294	857
General and administrative	5,489	1,719	1,705
Total equity-based compensation	$16,413	$5,398	$3,580

As of December 31, 2021, the total unrecognized equity-based compensation expense was $62.5 million and has a weighted-average recognition period of 3.15 years.

Note 18. Derivative Financial Instruments

As of December 31, 2021 and 2020, the notional amount of the Company’s outstanding foreign exchange options is $30.4 million and $34.0 million, respectively. There are no outstanding forward contracts as of December 31, 2021 and 2020.

The following table presents the fair value of the Company’s derivative instruments which are included in other current assets in the consolidated balance sheets (in thousands):

	December 31,
	2021	2020

Derivatives designated as hedging instruments	$240	$134
Derivatives not designated as hedging instruments	74	30
Total derivative assets	$314	$164

There are no derivative liabilities as of December 31, 2021 and 2020.

The Company expects that $0.1 million of existing losses recorded in accumulated other comprehensive loss will be reclassified into net income (loss) over the next 12 months. The Company assessed its derivative instruments and determined that they were effective during the years ended December 31, 2021, 2020 and 2019.

The following table shows the pre-tax effects of the Company’s derivative instruments on its consolidated statements of operations (in thousands):

		Year Ended December 31,
	Financial Statement Line Item	2021	2020	2019
Unrealized losses	Other comprehensive income (loss)	$(218)	$(289)	$(734)

Losses reclassified from accumulated other	Cost of revenue	$(222)	$(32)	$(202)
comprehensive income (loss) into net income (loss)	General and administrative	(328)	(60)	(17)
Total amounts reclassified		$(550)	$(92)	$(219)
Losses recognized on derivatives not designated as hedging instruments	Cost of revenue	$(60)	$(112)	$(130)

Note 19. Income Taxes

Effective April 2, 2019, the Company changed its entity status to a regarded C-Corporation from a regarded pass-through entity for income tax purposes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law, and the new legislation contains several key tax positions, including the five-year net operating loss carryback, an adjustment of the business interest limitation, and payroll tax deferral. The Company is required to recognize the effect of tax law changes in the period of enactment. The Company has assessed the applicability of the CARES Act and determined there to be no material impact to the Company other than its ability to use the entire $4.6 million of net operating loss carryback from 2020 to 2019 for federal income tax purposes. On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law. It provides additional COVID-19 focused relief and extends certain provisions of the CARES Act. At this time, we do not believe that the Consolidated Appropriations Act, 2021 will have a material impact on our financial statements.

The components of the Company’s income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$(247,030)	$(8,120)	$15,219
Foreign	3,109	1,957	3,686
Income (loss) before income taxes	$(243,921)	$(6,163)	$18,905

The components of the income tax provision (benefit), net were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(32)	$(481)	$477
State and local	167	(4)	331
Foreign	188	159	253
	$323	$(326)	$1,061
Deferred:
Federal	$(13,437)	$11,759	$(10,888)
State and local	(2,235)	3,791	(3,612)
Foreign	(190)	45	49
	(15,862)	15,595	(14,451)
Income tax provision (benefit), net	$(15,539)	$15,269	$(13,390)

The Company has continued to record a full valuation allowance against its deferred tax assets for the year ended December 31, 2021. The Company has certain net deferred tax liabilities that will reverse in a different period than its deferred tax assets and has deferred tax liabilities with an indefinite reversal period resulting in a net deferred tax liability, after recording a valuation allowance, at December 31, 2021 and 2020 of $3.2 million and $3.7 million respectively.

The actual tax rate on income (loss) before income taxes reconciles to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.4%	0.5%	2.9%
Valuation allowance on deferred tax assets	(19.3%)	(262.4%)	—
Nontaxable gain on common stock warrant liability	4.4%	—	—
Goodwill impairment	(4.5%)	—	—
Equity-based compensation	0.6%	(9.1%)	1.7%
R & D credits (federal and state, net of federal benefit)	0.5%	14.2%	(2.3%)
Deferred tax asset recorded at C-Corporation election	—	—	(88.0%)
Pre-April 2, 2019 pass-through income not taxed at entity level	—	—	(8.4%)
Other	0.3%	(11.9%)	2.3%
Effective tax rate	6.4%	(247.7%)	(70.8%)

Deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$66,039	$6,483
Tax basis step-up	14,930	16,620
Equity-based compensation	9,218	5,467
Inventory	8,939	3,939
Lease obligations	2,052	10,495
Accrued expenses	1,102	932
Accrued employee compensation and benefits	1,210	2,129
Other	4,124	2,343
Total deferred tax assets	107,614	48,408
Deferred tax liabilities:
Property and equipment	(25,787)	(18,381)
Intangible assets	(4,345)	(3,770)
Prepaid expenses	(2,572)	(1,572)
Lease assets	(1,619)	(8,144)
Content assets	(8,347)	(4,096)
Total deferred tax liabilities	(42,670)	(35,963)
Net deferred tax assets before valuation allowance	64,944	12,445
Valuation allowance	(68,109)	(16,174)
Net deferred tax asset (liability)	$(3,165)	$(3,729)

Taxes on the net income of foreign corporate subsidiaries in excess of a deemed return on their tangible assets, or global intangible low-taxed income (“GILTI”), are recognized as an expense in the period the tax is incurred. The Company has not provided deferred taxes related to temporary differences that, on their reversal, will affect the amount of income subject to GILTI in the period tax is incurred.

As of December 31, 2021, the Company has accumulated U.S. federal and state net operating loss carryforwards of $270.6 million and $206.8 million, respectively. Of the federal net operating loss carryforwards, $2.3 million was generated before January 1, 2018 and subject to a 20-year carryforward period. The remaining $268.3 million can be carried forward indefinitely but is subject to an 80% taxable income limitation. The U.S. federal losses subject to carryforward limitations and state net operating loss carryforwards will begin to expire in 2037 and 2025, respectively. As of December 31, 2021, the Company has accumulated U.S. federal and state research tax credits of $2.2 million and $0.7 million, respectively. The U.S. federal research tax credits will begin to expire in 2039. The U.S. state research tax credits do not expire.

Uncertain Tax Positions

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020

Unrecognized tax benefits, beginning of year	$184	$—
Additions for current year tax positions	384	184
Unrecognized tax benefits (excluding interest and penalties), end of year	568	184
Interest and penalties associated with unrecognized tax benefits	—	—
Unrecognized tax benefits including interest and penalties, end of year	$568	$184

All of the unrecognized tax benefit was recorded as a reduction in the Company's gross deferred tax assets. If the unrecognized tax benefits were not recorded it would affect the Company's effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits on the interest expense line and other expense line, respectively, in the accompanying consolidated statements of operations. Accrued interest and penalties are included on the related liability lines in the consolidated balance sheets.

The Company files U.S. federal, numerous state and local income, franchise, U.K., and Canada tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, local, or Canada tax examination by taxing authorities for years prior to 2018. For the U.K, the Company is no longer subject to tax examinations by the taxing authorities for years prior to 2019.

Note 20. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan for the benefit of all employees who have met the eligibility requirements. Participants may contribute up to 75% of their eligible compensation, subject only to annual limitations set by the Internal Revenue Service. The Company matches 50% of participant contributions, up to 6% of the participant’s total compensation. For the years ended December 31, 2021, 2020 and 2019, the Company recorded expense for matching contributions of $3.4 million, $2.0 million and $1.9 million, respectively.

Note 21. Earnings (Loss) per Share

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

The computation of earnings (loss) per share of Class A and Class X Common Stock is as follows (in thousands, except share and per share information):

	Year Ended December 31,
	2021	2020	2019

Numerator:
Net income (loss)	$(228,382)	$(21,432)	$32,295
Less: Third-party reimbursements to preferred shareholders	—	—	(349)
Net income (loss) available to common shareholders - basic	(228,382)	(21,432)	31,946
Add: Third-party reimbursements to preferred shareholders	—	—	349
Net income (loss) available to common shareholders - diluted	$(228,382)	$(21,432)	$32,295

Denominator:
Weighted-average common shares outstanding, basic	275,358,771	239,540,090	236,255,631
Dilutive effect of equity-based awards	—	—	6,006,561
Dilutive effect of preferred units	—	—	33,828,030
Weighted-average common shares outstanding, diluted	275,358,771	239,540,090	276,090,222

Net income (loss) per common share, basic	$(0.83)	$(0.09)	$0.14
Net income (loss) per common share, diluted	$(0.83)	$(0.09)	$0.12

Basic net income (loss) per common share is the same as dilutive net income (loss) per common share for the years ended December 31, 2021 and 2020 as the inclusion of all potential common shares would have been antidilutive.

The following table presents the common shares that are excluded from the computation of diluted net income (loss) per common share as of the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Options	41,753,042	34,168,725	1,388,913
RSUs	573,678	—	—
Compensation warrants	3,980,656	3,980,656	—
Public and Private Placement Warrants	15,333,333	—	—
Preferred units	—	33,828,030	—
Forest Road Earn-out Shares	3,750,000	—	—
	65,390,709	71,977,411	1,388,913

Note 22. Related Party Transactions

In 2018, the Company entered into a lease agreement with a company owned by the controlling shareholder. In July 2021, the Company purchased the building from the related party for its appraised value of $5.1 million. Total lease payments to the related party were $0.1 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively. There were no material amounts due to the related party as of December 31, 2021 and 2020.

The Company has a royalty agreement with a company related to the controlling shareholder. The related party assisted the Company with the development of several products and receives royalties based on the sales of these products. Total payments to the related party were approximately $1.0 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, $0.2 million and $0.7 million, respectively, were due to the related party pursuant to the royalty agreement.

A minority shareholder and director of the Company is also a shareholder in a law firm that provides legal services to the Company. Total payments to the related party were $2.3 million and $1.7 million during the years ended December 31, 2021 and 2020, respectively. The Company’s accounts payable to the firm was $0.1 million and $0.5 million as of December 31, 2021 and 2020, respectively.

Note 23. Segment Information

The Company applies ASC 280, Segment Reporting, in determining reportable segments for financial statement disclosure. Segment information is presented based on the financial information the Company uses to manage the business which is organized around our digital platforms. The Company has two operating segments, Beachbody and Other, and one reportable segment, Beachbody. The Beachbody segment primarily derives revenue from Beachbody On Demand digital subscriptions, nutritional products, connected fitness equipment (bikes and accessories), and other fitness-related products. Other derives revenue primarily from Openfit digital subscriptions and nutritional products and from connected fitness equipment content. The Company uses contribution as a measure of profit or loss, defined as revenue less directly attributable cost of revenue and certain selling and marketing expenses including media, Coach and social influencer compensation, royalties, and third-party sales commissions. Contribution does not include allocated costs as described below as the CODM does not include these costs in assessing performance. There are no inter-segment transactions. The Company manages its assets on a consolidated basis, and, as such, does not report asset information by segment.

Summary information by segment is as follows (in thousands):

	Segment
	Beachbody	Other	Consolidated
Year Ended December 31, 2021
Revenue	$835,407	$38,238	$873,645
Contribution	158,799	(26,255)	132,544
Year Ended December 31, 2020
Revenue	$853,317	$10,265	$863,582
Contribution	255,800	(15,816)	239,984
Year Ended December 31, 2019
Revenue	$752,375	$3,404	$755,779
Contribution	261,322	(10,462)	250,860

Reconciliation of consolidated contribution to income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Consolidated contribution	$132,544	$239,984	$250,860
Amounts not directly related to segments:
Cost of revenue (1)	37,411	28,668	28,372
Selling and marketing (2)	98,280	61,441	61,404
Enterprise technology and development	119,915	93,036	84,132
General and administrative	79,682	64,818	56,899
Restructuring (gain) loss	(320)	(1,677)	1,171
Impairment of goodwill and intangible assets	94,894	—	—
Change in fair value of warrant liabilities	(50,729)	—	—
Interest expense	536	527	790
Other income, net	(3,204)	(666)	(813)
Income (loss) before income taxes	$(243,921)	$(6,163)	$18,905

(1) Cost of revenue not directly related to segments includes certain allocated costs related to management, facilities, and personnel-related expenses associated with quality assurance and supply chain logistics. Depreciation of certain software and production equipment and amortization of formulae and technology-based intangible assets are also included in this line.

(2) Selling and marketing not directly related to segments includes indirect selling and marketing expenses and certain allocated personnel-related expenses for employees and consultants. Depreciation of certain software and amortization of contract-based and customer-related intangible assets are also included in this line.

Note 24. Subsequent Events

In January 2022, the Company began to consolidate its streaming fitness and nutrition offerings into a single Beachbody platform. The Company expects these actions to result in approximately $6.5 million in costs associated with a workforce reduction during the first and second quarters of 2022. The Company is unable to estimate other costs related to this plan at this time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

We completed our Business Combination on June 25, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were in some cases not applicable compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required for this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required for this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Item 12(a). Security Ownership of Certain Beneficial Owners.

The information required for this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Item 12(b). Security Ownership of Management.

The information required for this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Item 12(c). Changes in Control.

The information required for this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.

The information required for this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required for this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required for this item will be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)1. Financial Statements

(a)2. Financial Statement Schedules

The following financial statement schedules for the years ended December 31, 2021, 2020 and 2019 are filed as part of this report and should be read in conjunction with the consolidated financial statements.

	December 31,
	2021	2020	2019
Inventory reserve, beginning of year	$8,641	$8,031	$6,408
Additions charged to earnings	17,488	2,759	2,755
Deductions	(299)	(2,149)	(1,132)
Inventory reserve, end of year	$25,830	$8,641	$8,031

	December 31,
	2021	2020	2018
Deferred tax asset valuation allowance, beginning of year	$16,174	$—	$—
Additions charged to earnings	47,128	16,174	—
Other (1)	4,807	—	—
Deferred tax asset valuation allowance, end of year	$68,109	$16,174	$—

(1) During 2021, the valuation allowance was adjusted for acquisitions and deferred taxes related to tax deductible transaction costs included in additional paid-in-capital in the financial statements.

(a)3. Exhibits

Exhibits required under Item 601 of Regulation S-K:

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.
2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., BB Merger Sub, Inc., Myx Merger Sub, LLC, The Beachbody Company Group, LLC, And Myx Fitness Holdings, LLC.	8-K/A	2.1	2/16/2021	001-39735
3.1	Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	7/1/2021	001-39735
3.2	Amended and Restated Bylaws of The Beachbody Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 1, 2021).	8-K	3.2	7/1/2021	001-39735
4.1	Specimen Class A Common Stock Certificate of The Beachbody Company, Inc.	8-K	4.1	7/1/2021	001-39735
4.2	Warrant Agreement, dated November 24, 2020, by and between Forest Road Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.2	7/1/2021	001-39735
4.3	Description of Securities.					*
10.1	Form of Subscription Agreement.	S-4/A	10.1	5/27/2021	333-253136
10.2	Sponsor Agreement, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., Forest Road Acquisition Sponsor LLC and The Beachbody Company Group, LLC.	S-4/A	10.2	5/27/2021	333-253136
10.3	Member Support Agreement, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., The Beachbody Company Group, LLC and certain equityholders of The Beachbody Company Group, LLC set forth therein.	S-4/A	10.3	5/27/2021	333-253136
10.4	Myx Support Agreement, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., Myx Fitness Holdings, LLC, The Beachbody Company Group, LLC and certain equityholders of Myx Fitness Holdings, LLC set forth therein.	S-4/A	10.4	5/27/2021	333-253136
10.5	Amended and Restated Registration Rights Agreement, by and among The Beachbody Company, Inc., Forest Road Acquisition Sponsor LLC, The Beachbody Company Group, LLC, Kevin Mayer and certain stockholders of The Beachbody Company, Inc.	8-K	10.3	7/1/2021	001-39735
10.6^	The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.2	7/9/2021	001-39735
10.7^	The Beachbody Company, Inc. Employee Stock Purchase Plan.	8-K	10.3	7/9/2021	001-39735
10.8^	Form of Stock Option Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.4	7/9/2021	001-39735
10.9^	Form of RSU Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.5	7/9/2021	001-39735
10.10^	Non-Employee Director Compensation Program.	8-K	10.6	7/9/2021	001-39735

10.11^	The Beachbody Company, Inc. Amended and Restated 2020 Equity Compensation Plan.	8-K	10.7	7/9/2021	001-39735
10.12^	Employment Agreement between The Beachbody Company, Inc. and Susan Collyns.	8-K	10.4	7/1/2021	001-39735
10.13^	Offer of Employment Letter, dated January 20, 2017, by and between The Beachbody Company Group, LLC and Robert Gifford.	S-4/A	10.10	5/10/2021	001-39735
10.14^	Offer of Employment Letter, dated September 27, 2021, by and between The Beachbody Company and Blake Bilstad.	10-Q	10.1	11/15/2021	001-39735
10.15	Form of Indemnification Agreement.	8-K	10.1	7/9/2021	001-39735
10.16	Warrant Agreement, dated September 18, 2020, by and between The Beachbody Company Group, LLC and Akron Supplement, LLC.	S-4/A	10.12	5/10/2021	333-253136
10.17	Warrant Agreement, dated September 18, 2020, by and between The Beachbody Company Group, LLC and Schwarzenegger Blind Trust.	S-4/A	10.13	5/10/2021	333-253136
21.1	Subsidiaries of the Company					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
^	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEACHBODY COMPANY, INC.

Date: March 1, 2022	By:	/s/ Blake T. Bilstad
Blake T. Bilstad
Chief Legal Officer & Corporate Secretary

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Daikeler, Sue Collyns and Blake Bilstad, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carl Daikeler	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
Carl Daikeler

/s/ Sue Collyns	President and Chief Financial Officer (Principal Financial Officer)	March 1, 2022
Sue Collyns

/s/ Mary Conlin	Director	March 1, 2022
Mary Conlin

/s/ Kristin Frank	Director	March 1, 2022
Kristin Frank

/s/ Michael Heller	Director	March 1, 2022
Michael Heller

/s/ Kevin Mayer	Director	March 1, 2022
Kevin Mayer

/s/ John Salter	Director	March 1, 2022
John Salter

/s/ Ben Van de Bunt	Director	March 1, 2022
Ben Van de Bunt