Form 10-Q
period 2022-03-31
Beachbody Company, Inc.
filed 2022-05-09
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39735

The Beachbody Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-3222090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Continental Blvd, Suite 400 El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

(310) 883-9000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BODY	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50	BODY WS	The New York Stock Exchange

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

There were 169,506,288 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 141,250,310 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of May 5, 2022.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,426	$104,054
Restricted cash	-	3,000
Inventory, net	99,993	132,730
Prepaid expenses	16,154	15,861
Other current assets	40,975	43,727
Total current assets	220,548	299,372
Property and equipment, net	102,978	113,098
Content assets, net	39,749	39,347
Goodwill and intangible assets, net	166,947	171,533
Other assets	13,972	14,262
Total assets	$544,194	$637,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,626	$48,379
Accrued expenses	69,897	74,525
Deferred revenue	108,977	107,095
Other current liabilities	5,785	6,233
Total current liabilities	210,285	236,232
Deferred tax liabilities	2,382	3,165
Other liabilities	13,300	12,830
Total liabilities	225,967	252,227
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 169,465,971 and 168,333,463 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively;	17	17
Class X: 141,250,310 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively;	14	14
Class C: no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	616,905	610,418
Accumulated other comprehensive loss	(133)	(21)
Accumulated deficit	(298,576)	(225,043)
Total stockholders’ equity	318,227	385,385
Total liabilities and stockholders’ equity	$544,194	$637,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Revenue:
Digital	$81,745	$95,150
Connected fitness	19,513	—
Nutrition and other	97,664	131,069
Total revenue	198,922	226,219
Cost of revenue:
Digital	16,425	11,122
Connected fitness	44,706	—
Nutrition and other	44,774	56,995
Total cost of revenue	105,905	68,117
Gross profit	93,017	158,102
Operating expenses:
Selling and marketing	106,444	144,696
Enterprise technology and development	33,697	27,089
General and administrative	20,073	17,946
Restructuring	7,223	—
Total operating expenses	167,437	189,731
Operating loss	(74,420)	(31,629)
Other income (expense):
Change in fair value of warrant liabilities	264	—
Interest expense	(19)	(123)
Other income (expense), net	(64)	1,299
Loss before income taxes	(74,239)	(30,453)
Income tax benefit	706	395
Net loss	$(73,533)	$(30,058)

Net loss per common share, basic and diluted	$(0.24)	$(0.12)
Weighted-average common shares outstanding, basic and diluted	306,363	243,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2022	2021

Net loss	$(73,533)	$(30,058)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	(185)	(109)
Reclassification of losses on derivative financial instruments included in net loss	69	167
Foreign currency translation adjustment	4	42
Total other comprehensive income (loss)	(112)	100
Total comprehensive loss	$(73,645)	$(29,958)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated)	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity

Balances at December 31, 2020	243,013	$24	$96,097	$(202)	$3,339	$99,258
Net loss	—	—	—	—	(30,058)	(30,058)
Other comprehensive income	—	—	—	100	—	100
Equity-based compensation	—	—	2,573	—	—	2,573
Balances at March 31, 2021	243,013	$24	$98,670	$(102)	$(26,719)	$71,873

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at December 31, 2021	309,584	$31	$610,418	$(21)	$(225,043)	$385,385
Net loss	—	—	—	—	(73,533)	(73,533)
Other comprehensive loss	—	—	—	(112)	—	(112)
Equity-based compensation	—	—	4,564	—	—	4,564
Options exercised, net of tax withholdings	1,132	—	1,923	—	—	1,923
Balances at March 31, 2022	310,716	$31	$616,905	$(133)	$(298,576)	$318,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(73,533)	$(30,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,587	13,726
Amortization of content assets	6,164	2,817
Provision for inventory and net realizable value adjustment	16,896	2,040
Realized losses on hedging derivative financial instruments	69	167
Gain on investment in convertible instrument	—	(1,379)
Change in fair value of warrant liabilities	(264)	—
Equity-based compensation	4,564	2,573
Deferred income taxes	(808)	(528)
Other non-cash items	91	—
Changes in operating assets and liabilities:
Inventory	15,887	(2,321)
Content assets	(6,448)	(7,425)
Prepaid expenses	(293)	(2,139)
Other assets	2,895	(8,476)
Accounts payable	(20,752)	7,137
Accrued expenses	(1,386)	6,136
Deferred revenue	2,370	9,224
Other liabilities	(410)	(374)
Net cash used in operating activities	(33,371)	(8,880)
Cash flows from investing activities:
Purchase of property and equipment	(12,403)	(13,299)
Investment in convertible instrument	—	(5,000)
Net cash used in investing activities	(12,403)	(18,299)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,115	—
Remittance of taxes withheld from employee stock awards	(192)	—
Borrowings under Credit Facility	—	20,000
Deferred financing costs	—	(2,242)
Net cash provided by financing activities	1,923	17,758
Effect of exchange rates on cash	223	243
Net decrease in cash and cash equivalents	(43,628)	(9,178)
Cash, cash equivalents and restricted cash, beginning of period	107,054	56,827
Cash and cash equivalents, end of period	$63,426	$47,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Three Months Ended March 31,
	2022	2021

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$10	$58
Cash paid during the year for income taxes, net	32	16
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$4,225	$6,196
Supplemental disclosure of noncash financing activities:
Deferred financing costs, accrued but not paid	$—	$3,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“Beachbody” or the “Company”) is a leading subscription health and wellness company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription to the Beachbody On Demand (“BOD”) or Openfit digital platform, and, together with the Company’s live fitness and comprehensive nutrition programs, through subscription to Beachbody On Demand Interactive (“BODi”). Beachbody offers nutritional products such as Shakeology nutrition shakes, BEACHBAR snack bars, and Ladder premium supplements, which have been designed and clinically tested to help customers achieve their goals. Beachbody also offers a professional-grade stationary cycle with a 360-degree touch screen tablet and connected fitness software. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Coaches”), social media marketing channels, and direct response advertising. During the three months ended March 31, 2022, the Company began the process of consolidating its Openfit streaming fitness offering onto a single Beachbody digital platform. See Note 13, Strategic Realignment, for additional information regarding our strategic realignment initiative.

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

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, the useful life and recoverability of long-lived assets, the recognition and measurement of income tax assets and liabilities, and the net realizable value of inventory. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying amounts of assets and liabilities. Actual results could differ from those estimates.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. The financial data and other financial information disclosed in the notes to these unaudited condensed consolidated financial statements are also unaudited. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of the results expected for the full fiscal year or any other period.

Summary of Changes in Significant Accounting Estimates

Goodwill and Intangible Assets, Net

During the three months ended March 31, 2022, the Company determined that one of its acquired trade names no longer has an indefinite life. The Company tested the trade name for impairment before changing the useful life and determined there was no impairment based on its assessment of fair value. The Company will prospectively amortize the trade name over its remaining estimated useful life of two years beginning January 1, 2022. The Company recorded $1.9 million, $0.01 per share, of amortization expense as a component of selling and marketing expenses for this trade name during the three months ended March 31, 2022.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the EPS guidance. The Company adopted this new accounting guidance on January 1, 2022, and the adoption did not have a material effect on its unaudited condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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

2. Revenue

The Company’s revenue disaggregated by revenue type and geographic region is as follows (in thousands):

	Segment
	Beachbody	Other	Total

Three Months Ended March 31, 2022
Revenue Type:
Digital	$74,642	$7,103	$81,745
Connected fitness	14,489	5,024	19,513
Nutrition and other	96,976	688	97,664
Total revenue	$186,107	$12,815	$198,922

Geographic region:
United States	$165,792	$12,815	$178,607
Rest of world[1]	20,315	—	20,315
Total revenue	$186,107	$12,815	$198,922

	Segment
	Beachbody	Other	Total

Three Months Ended March 31, 2021
Revenue Type:
Digital	$91,445	$3,705	$95,150
Connected fitness	—	—	—
Nutrition and other	130,305	764	131,069
Total revenue	$221,750	$4,469	$226,219

Geographic region:
United States	$198,247	$4,469	$202,716
Rest of world[1]	23,503	—	23,503
Total revenue	$221,750	$4,469	$226,219

(1)
Consists of Canada, United Kingdom, and France. No single country accounted for more than 10% of total revenue during the three months ended March 31, 2022 and 2021.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. During the three months ended March 31, 2022, the Company recognized $62.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021. During the three months ended March 31, 2021, the Company recognized $55.6 million of revenue that was included in the deferred revenue balance as of December 31, 2020.

3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$109	$—
Total assets	$—	$109	$—

Liabilities
Public warrants	$2,650	$—	$—
Private placement warrants	—	—	1,920
Total liabilities	$2,650	$—	$1,920

	December 31, 2021
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$314	$—
Total assets	$—	$314	$—

Liabilities
Public warrants	$2,701	$—	$—
Private placement warrants	—	—	2,133
Total liabilities	$2,701	$—	$2,133

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. The fair value of the public warrants, which trade in active markets, is based on quoted market prices. The fair value of derivative instruments is based on Level 2 inputs such as observable forward rates, spot rates, and foreign currency exchange rates. The Company’s private placement warrants are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

The following table presents significant assumptions utilized in the valuation of the private placement warrants on March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Risk-free rate	2.4%	1.2%
Dividend yield rate	—	—
Volatility	65.0%	65.0%
Contractual term (in years)	4.24	4.49
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the Private Placement Warrants for the three months ended March 31, 2022:

Three Months Ended March 31,
2022
Balance, beginning of period	$2,133
Change in fair value	(213)
Balance, end of period	$1,920

For the three months ended March 31, 2022, the change in the fair value of private placement warrants resulted from the change in price of the Company’s Class A Common Stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

4. Inventory, Net

Inventory, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021

Raw materials and work in process	$22,809	$24,436
Finished goods	77,184	108,294
Total inventory, net	$99,993	$132,730

Adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $16.9 million and $2.0 million during the three months ended March 31, 2022 and 2021, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of connected fitness cost of revenue and nutrition and other cost of revenue.

5. Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred coach costs	$33,523	$30,928
Deposits	3,617	8,915
Accounts receivable, net	1,296	1,225
Other	2,539	2,659
Total other current assets	$40,975	$43,727

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021

Computer software and web development	$252,276	$231,943
Computer equipment	23,552	23,691
Buildings	5,158	5,158
Leasehold improvements	4,600	5,157
Furniture, fixtures and equipment	2,164	2,442
Computer software and web development projects in-process	10,225	26,490
Property and equipment, gross	297,975	294,881
Less: Accumulated depreciation	(194,997)	(181,783)
Total property and equipment, net	$102,978	$113,098

All of the Company’s property and equipment is located in the U.S. The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of revenue	$9,081	$3,738
Selling and marketing	279	451
Enterprise technology and development	7,449	7,311
General and administrative	192	646
Total depreciation	$17,001	$12,146

7. Acquisition

On June 25, 2021, the Company acquired 100% of the equity of Myx pursuant to the Business Combination Agreement. The Company recognized the acquired assets and assumed liabilities of Myx based on estimates of their acquisition date fair values. There were no adjustments to the purchase price allocations during the three months ended March 31, 2022.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Myx as if the companies had been combined as of January 1, 2021. The unaudited pro forma financial information includes the accounting effects of the business combination, including amortization of intangible assets. The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor should it be taken as indication of the Company’s future consolidated results of operations.

(in thousands)	Three Months Ended
March 31, 2021
Pro forma combined:
Revenue	$243,257
Net loss	(42,385)

8. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	March 31, 2022	December 31, 2021
Employee compensation and benefits	$20,956	$8,996
Coach costs	13,889	19,168
Inventory, shipping and fulfillment	12,891	14,360
Information technology	5,896	10,150
Sales and other taxes	5,013	5,097
Advertising	1,867	4,033
Customer service expenses	1,161	1,773
Other accrued expenses	8,224	10,948
Total accrued expenses	$69,897	$74,525

9. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2025. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding March 31, 2022 are as follows (in thousands):

Nine months ending December 31, 2022	$35,696
Year ending December 31, 2023	2,693
Year ending December 31, 2024	1,260
Year ending December 31, 2025	1,250
$40,899

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

10. Stockholders’ Equity

As of March 31, 2022, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock and 100,000,000 shares are designated as Preferred Stock.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at December 31, 2020	$(246)	$44	$(202)
Other comprehensive loss before reclassifications	(92)	42	(50)
Amounts reclassified from accumulated other comprehensive income (loss)	167	—	167
Tax effect	(17)	—	(17)
Balances at March 31, 2021	$(188)	$86	$(102)

Balances at December 31, 2021	$(32)	$11	$(21)
Other comprehensive loss before reclassifications	(162)	4	(158)
Amounts reclassified from accumulated other comprehensive income (loss)	69	—	69
Tax effect	(23)	—	(23)
Balances at March 31, 2022	$(148)	$15	$(133)

11. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company's equity compensation plans is as follows:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	41,753,042	$3.86	5.92	$11,379
Granted	616,445	1.86
Exercised	(1,132,508)	1.70
Forfeited	(2,562,902)	5.86
Outstanding at March 31, 2022	38,674,077	$3.76	5.52	$8,992
Exercisable at March 31, 2022	23,452,472	$2.22	3.56	$8,432

The intrinsic value of options exercised was $0.5 million for the three months ended March 31, 2022.

A summary of RSU activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2021	573,678	$5.97
Granted	—	—
Forfeited	(251,082)	4.62
Outstanding at March 31, 2022	322,596	$7.03

On January 1, 2022, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 15,479,188 pursuant to the terms of the 2021 Plan. As of March 31, 2022, 36,919,023 shares of Class A Common Stock were available for issuance under the 2021 Plan.

Equity-Based Compensation Expense

The fair value of each award as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to determine the fair value of option grants:

	Three Months Ended March 31,
	2022	2021
Risk-free rate	1.7%	0.7%
Dividend yield rate	—	—
Volatility	52.3%	53.9%
Expected term (in years)	6.20	6.20
Weighted-average grant date fair value	$0.95	$16.50

Equity-based compensation expense for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of revenue	$335	$91
Selling and marketing	1,639	1,717
Enterprise technology and development	927	306
General and administrative	1,663	459
Total equity-based compensation	$4,564	$2,573

As of March 31, 2022, the total unrecognized equity-based compensation expense was $50.7 million, which will be recognized over a weighted-average remaining period of 2.95 years.

12. Derivative Financial Instruments

As of March 31, 2022 and December 31, 2021, the notional amount of the Company’s outstanding foreign exchange options was $21.5 million and $30.4 million, respectively. There were no outstanding forward contracts as of March 31, 2022 and December 31, 2021.

The following table shows the pre-tax effects of the Company’s derivative instruments on its unaudited condensed consolidated statements of operations (in thousands):

		Three Months Ended March 31,
	Financial Statement Line Item	2022	2021

Unrealized losses	Other comprehensive income (loss)	$(162)	$(92)

Losses reclassified from accumulated other	Cost of revenue	$(30)	$(73)
comprehensive loss into net loss	General and administrative	(39)	(94)
Total amounts reclassified		$(69)	$(167)

Losses recognized on derivatives not designated as hedging instruments	Cost of revenue	$(51)	$(21)

13. Strategic Realignment

In January 2022, the Company commenced a strategic alignment initiative to consolidate its streaming fitness offerings into a single Beachbody platform. The Company recognized restructuring costs of $7.2 million during the three months ended March 31, 2022, comprised primarily of termination benefits related to headcount reductions, of which $4.6 million is included in accrued expenses in the unaudited condensed consolidated balance sheets. In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provide future service greater than 60 days from the date of notification will be recognized ratably over the future service period.

The following table summarizes the Company’s restructuring costs activity (in thousands):

	Restructuring Charges	Payments / Utilizations	Liability at March 31, 2022
Employee-related costs	$7,223	$(2,605)	$4,618
Total costs	$7,223	$(2,605)	$4,618

During the three months ended March 31, 2022, the Company determined that the useful life of certain computer software and web development assets and content assets would end upon the completion of its platform consolidation. The Company accelerated depreciation of these computer software and web development assets and recorded $2.2 million, or $0.01 per share, of additional depreciation expense as a component of digital cost of revenue, and nutrition and other cost of revenue during the three months ended March 31, 2022. The Company also accelerated amortization of these content assets and recorded $1.1 million, or $0.00 per share, of additional amortization as a component of digital cost of revenue during the three months ended March 31, 2022.

14. Income Taxes

The Company recorded a benefit for income taxes of $0.7 million for the three months ended March 31, 2022 and $0.4 million for the three months ended March 31, 2021. The effective benefit tax rate was 1.0% for the three months ended March 31, 2022 and 1.3% for the three months ended March 31, 2021.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three months ended March 31, 2022 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There are no material changes to the Company’s uncertain tax positions, interest, or penalties during the three months ended March 31, 2022.

15. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X Common Stock is as follows (in thousands, except share and per share information):

	Three Months Ended March 31,
	2022	2021

Numerator:
Net loss	$(73,533)	$(30,058)

Denominator:
Weighted-average common shares outstanding, basic and diluted	306,362,730	243,012,924

Net loss per common share, basic and diluted	$(0.24)	$(0.12)

Basic net loss per common share is the same as dilutive net loss per common share for each of the three months ended March 31, 2022 and 2021 as the inclusion of all potential common shares would have been antidilutive.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021

Options	38,674,077	34,635,709
RSUs	322,596	—
Compensation warrants	3,980,656	3,980,656
Public and private placement warrants	15,333,333	—
Preferred units	—	33,828,033
Earn-out shares	3,750,000	—
	62,060,662	72,444,398

16. Segment Information

The Company applies ASC 280, Segment Reporting, in determining reportable segments for financial statement disclosure. Segment information is presented based on the financial information the Company uses to manage the business which is organized around the Company's digital platforms. The Company has two operating segments, Beachbody and Other, and one reportable segment, Beachbody. The Beachbody segment primarily derives revenue from BOD and BODi digital subscriptions, nutritional products, connected fitness equipment (bikes and accessories), and other fitness-related products. Other derives revenue primarily from Openfit digital subscriptions, nutritional products, and connected fitness equipment. The Company uses contribution as a measure of profit or loss, defined as revenue less directly attributable cost of revenue and certain selling and marketing expenses including media, Coach and social influencer compensation, royalties, and third-party sales commissions. Contribution does not include allocated costs as described below as the CODM does not include these costs in assessing performance. There are no inter-segment transactions. The Company manages its assets on a consolidated basis, and, as such, does not report asset information by segment.

Summary information by segment is as follows (in thousands):

	Segment
	Beachbody	Other	Consolidated

Three Months Ended March 31, 2022
Revenue	$186,107	$12,815	$198,922
Contribution	28,091	(1,376)	26,715

Three Months Ended March 31, 2021
Revenue	$221,750	$4,469	$226,219
Contribution	46,475	(5,135)	41,340

Reconciliation of consolidated contribution to loss before income taxes (in thousands):

	Three Months Ended March 31,
	2022	2021

Consolidated contribution	$26,715	$41,340
Amounts not directly related to segments:
Cost of revenue (1)	13,823	7,843
Selling and marketing (2)	26,319	20,091
Enterprise technology and development	33,697	27,089
General and administrative	20,073	17,946
Restructuring	7,223	—
Change in fair value of warrant liabilities	(264)	—
Interest expense	19	123
Other expense (income), net	64	(1,299)
Loss before income taxes	$(74,239)	$(30,453)

(1)
Cost of revenue not directly related to segments includes certain allocated costs related to management, facilities, and personnel-related expenses associated with quality assurance and supply chain. Depreciation of certain software and production equipment and amortization of formulae and technology-based intangible assets are also included in this line.
(2)
Selling and marketing not directly related to segments includes indirect selling and marketing expenses and certain allocated personnel-related expenses for employees and consultants. Depreciation of certain software and amortization of contract-based intangible assets and an acquired trade name are also included in this line.

17. Subsequent Events

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

The forward-looking statements are based on our current expectations as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in selling and marketing, general and administrative, and enterprise technology and development expenses (including any components of the foregoing), Adjusted EBITDA (as defined below) and our ability to achieve and maintain future profitability;
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

Overview

Beachbody is a leading subscription health and wellness company. We focus primarily on digital content, supplements, connected fitness, and consumer health and wellness. Our goal is to continue to provide holistic health and wellness content and subscription-based solutions. We are the creator of some of the world’s most popular fitness programs, including P90X, Insanity, and 21 Day Fix, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix and 2B Mindset, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our Beachbody On Demand and Beachbody On Demand Interactive streaming services, and in January 2022, we began the process of consolidating our Openfit streaming fitness offerings onto a single Beachbody platform.

We offer nutritional products such as Shakeology nutrition shakes, BEACHBAR snack bars, and Ladder premium supplements as well a professional-grade stationary cycle with a 360-degree touch screen tablet and connected fitness software. Leveraging our history of fitness content creation, nutrition innovation, and our network of micro-influencers, whom we call Coaches, we plan to continue market penetration into connected fitness to reach a wider health, wellness and fitness audience.

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

For the three months ended March 31, 2022, as compared to the three months ended March 31, 2021:

•
Total revenue was $198.9 million, a 12% decrease;
•
Digital revenue was $81.7 million, a 14% decrease;
•
Connected fitness revenue was $19.5 million;
•
Nutrition and other revenue was $97.7 million, a 25% decrease;
•
Net loss was $73.5 million, compared to net loss of $30.1 million; and
•
Adjusted EBITDA was ($19.1) million, compared to ($11.7) million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	March 31, 2022	March 31, 2021

Digital Subscriptions (millions)	2.46	2.74
Nutritional Subscriptions (millions)	0.30	0.42

	Three Months Ended March 31,
	2022	2021

Average Digital Retention	95.6%	95.8%
Total Streams (millions)	38.2	56.0
DAU/MAU	31.6%	35.1%

Revenue (millions)	$198.9	$226.2
Gross profit (millions)	$93.0	$158.1
Gross margin	47%	70%

Net loss (millions)	$(73.5)	$(30.1)
Adjusted EBITDA (millions)	$(19.1)	$(11.7)

Please see “Non-GAAP Information” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Digital Subscriptions

Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions include BOD, BODi, and Openfit subscriptions. Digital subscriptions include paid and free-to-pay subscriptions, with free-to-pay subscriptions representing approximately 1% of total digital subscriptions on average. Digital subscriptions are inclusive of all billing plans, currently for annual, semi-annual, quarterly and monthly billing intervals.

Nutritional Subscriptions

Nutritional subscriptions include monthly subscriptions of nutritional products such as Shakeology, Beachbody Performance, BEACHBAR, Bevvy and Ladder Supplements. We also package and bundle the content experience of digital subscriptions with nutritional subscriptions to optimize customer results.

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

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021

Net loss	$(73,533)	$(30,058)
Adjusted for:
Depreciation and amortization	21,587	13,726
Amortization of capitalized cloud computing implementation costs	168	168
Amortization of content assets	6,164	2,817
Interest expense	19	123
Income tax benefit	(706)	(395)
Equity-based compensation	4,564	2,573
Inventory net realizable value adjustment (1)	14,934	—
Transaction costs	2	633
Restructuring and platform consolidation costs (2)	7,887	—
Change in fair value of warrant liabilities	(264)	—
Non-operating (3)	70	(1,331)
Adjusted EBITDA	$(19,108)	$(11,744)

(1)
Represents a non-cash expense to reduce the carrying value of our connected fitness inventory and related future commitments. This adjustment is included because of its unusual magnitude due to disruptions in the connected fitness market.
(2)
Includes restructuring expense and non-recurring personnel costs associated with the consolidation of our digital platforms.
(3)
Includes interest income, and during the three months ended March 31, 2021, also includes the gain on investment on the Myx convertible instrument.

Results of Operations

We operate and manage our business in two operating segments, Beachbody and Other. For financial reporting purposes, we have one reportable segment, Beachbody. We identified the reportable segment based on the information used by management to monitor performance and make operating decisions. See Note 16, Segment Information, to our unaudited condensed consolidated financial statements included elsewhere in this Report for additional information regarding our reportable segment. The following discussion of our results and operations is on a consolidated basis as the Other non-reportable operating segment is not material to the understanding of our business taken as a whole.

(in thousands)	Three Months Ended March 31,
	2022	2021

Revenue:
Digital	$81,745	$95,150
Connected fitness	19,513	—
Nutrition and other	97,664	131,069
Total revenue	198,922	226,219
Cost of revenue:
Digital	16,425	11,122
Connected fitness	44,706	—
Nutrition and other	44,774	56,995
Total cost of revenue	105,905	68,117
Gross profit	93,017	158,102
Operating expenses:
Selling and marketing	106,444	144,696
Enterprise technology and development	33,697	27,089
General and administrative	20,073	17,946
Restructuring	7,223	—
Total operating expenses	167,437	189,731
Operating loss	(74,420)	(31,629)
Other income (expense)
Change in fair value of warrant liabilities	264	—
Interest expense	(19)	(123)
Other income (expense), net	(64)	1,299
Loss before income taxes	(74,239)	(30,453)
Income tax benefit	706	395
Net loss	$(73,533)	$(30,058)

Revenue

Revenue includes digital subscriptions, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products, our Coach business management online platform, preferred customer program memberships, and other fitness-related products. Digital subscription revenue is recognized ratably over the subscription period of up to 12 months. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$81,745	$95,150	$(13,405)	(14%)
Connected fitness	19,513	—	19,513	NM
Nutrition and other	97,664	131,069	(33,405)	(25%)
Total revenue	$198,922	$226,219	$(27,297)	(12%)

NM = not meaningful

The decrease in digital revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to $8.7 million of revenue associated with our preferred customer membership program, which is included in nutrition and other revenue since its Q4 2021 launch. Previously, these customers were classified as Coaches and paid for access to our proprietary Coach business management online platform, which was included in digital revenue. The change in digital revenue was also due to a $3.0 million decrease in revenue generated from our Coach business management platform as a result of fewer coaches and a $1.6 million decrease in VIP early access revenue, where subscribers pay for advanced access to programs not yet released to the BOD library.

There was no connected fitness revenue for periods prior to the acquisition of Myx in June 2021.

The decrease in nutrition and other revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to $33.8 million decrease in revenue from nutritional products and a $4.5 million decrease in associated shipping revenue as we ended Q1 2022 with 29% fewer nutritional subscriptions compared to Q1 2021. These decreases were partially offset by the additional $8.7 million of revenue associated with our preferred customer membership program, which launched in Q4 2021.

Cost of Revenue

Digital Cost of Revenue

Digital cost of revenue includes costs associated with digital content creation including amortization and revision of content assets, depreciation of streaming platforms, digital streaming costs, and amortization of acquired digital platform intangible assets. It also includes customer service costs, payment processing fees, depreciation of production equipment, live trainer costs, facilities, and related personnel expenses.

Connected Fitness Cost of Revenue

Connected fitness cost of revenue consists of product costs, including bike and tablet hardware costs, duties and other applicable importing costs, shipping and handling costs, warehousing and logistics costs, costs associated with service calls and repairs of products under warranty, payment processing and financing fees, customer service expenses, and personnel-related expenses associated with supply chain and logistics.

Nutrition and Other Cost of Revenue

Nutrition and other cost of revenue includes product costs, shipping and handling, fulfillment and warehousing, customer service, and payment processing fees. It also includes depreciation of nutrition-related e-commerce websites and social commerce platforms, amortization of acquired formulae intangible assets, facilities, and related personnel expenses.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$16,425	$11,122	$5,303	48%
Connected fitness	44,706	—	44,706	NM
Nutrition and other	44,774	56,995	(12,221)	(21%)
Total cost of revenue	$105,905	$68,117	$37,788	55%

Gross profit
Digital	$65,320	$84,028	$(18,708)	(22%)
Connected fitness	(25,193)	—	(25,193)	NM
Nutrition and other	52,890	74,074	(21,184)	(29%)
Total gross profit	$93,017	$158,102	$(65,085)	(41%)

Gross margin
Digital	80%	88%
Connected fitness	(129%)	NM
Nutrition and other	54%	57%

The increase in digital cost of revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily driven by a $3.3 million increase in the amortization of content assets related to BODi which launched in the fourth quarter of 2021 and content acquired from Myx in June 2021. The change in digital cost of revenue was also due to $3.2 million increase in depreciation expense primarily related to a change in useful life of certain assets in connection with our digital platform consolidation. These increases were partially offset by a decrease in variable costs of digital revenue as a result of the decrease in digital revenue. The decrease in digital gross margin for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily the result of the deleveraging of higher fixed content assets amortization and depreciation on digital revenue.

There was no connected fitness cost of revenue prior to the acquisition of Myx in June 2021. The negative connected fitness gross margin for the three months ended March 31, 2022 was primarily due to a $14.9 million net realizable value adjustment to inventory, higher product, freight, and shipping costs due to supply chain surcharges and constraints, and lower pricing in line with a highly-competitive connected fitness market. Despite the market pressure and cost inflation we have experienced and which we expect to persist in the near-term, we do not expect the negative connected fitness gross margin to continue in the long-term.

The decrease in nutrition and other cost of revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to $11.5 million decrease in product, freight, and shipping expense as the result of the decrease in nutrition and other revenue and a $2.5 million decrease in customer service as nutrition and other comprises less of our revenue. These were partially offset by a $2.1 million increase in depreciation expense. Nutrition and other gross margin decreased primarily as a result of the deleveraging of fixed depreciation expense.

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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$106,444	$144,696	$(38,252)	(26%)
As a percentage of total revenue	53.5%	64.0%

The decrease in selling and marketing expense for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to a $29.7 million decrease in online and television media expense and a $17.3 million decrease in Coach compensation, which was in line with the decrease in commissionable revenue. These decreases were partially offset by a $4.6 million increase in personnel-related expenses, a $2.9 million increase in amortization of intangible assets due to the acquisition of Myx in June 2021, and a $2.7 million increase in costs associated with Coach events.

Selling and marketing expense as a percentage of total revenue decreased by 1050 basis points primarily due to the decrease in media investments compared to the three months ended March 31, 2021. We have reduced our media as part of our strategic realignment and in an effort to use our cash in the manner that has the highest probability of return on investment.

Enterprise Technology and Development

Enterprise technology and development expenses relate primarily to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. This includes maintenance and enhancements of the Company’s enterprise resource planning system, which is the core of our accounting, procurement, supply chain and other business support systems. Enterprise technology and development also includes reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, and other non-customer facing applications. Enterprise technology and development expenses include personnel-related expenses for employees and consultants who create improvements to and maintain technology systems and are involved in the research and development of new and existing nutritional products, depreciation of enterprise technology-related assets, software licenses, hosting expenses, and technology equipment leases.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$33,697	$27,089	$6,608	24%
As a percentage of total revenue	16.9%	12.0%

The increase in enterprise technology and development expense for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to a $6.2 million increase in personnel-related expenses related to certain technology initiatives.

Enterprise technology and development expense as a percentage of total revenue increased by 490 basis points due to the deleveraging of higher fixed personnel-related costs.

General and Administrative

General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

General and administrative	$20,073	$17,946	$2,127	12%
As a percentage of total revenue	10.1%	7.9%

The increase in general and administrative expense for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to a $2.4 million increase in personnel-related expenses ($1.2 million in equity-based compensation and $1.2 million in wages and benefits) and a $1.9 million increase in insurance expense as a result of operating as a public company. These increases were partially offset by a $1.5 million decrease in rent expense due to our Santa Monica lease assignment, $0.6 million decrease in transaction costs as there was no acquisition activity in Q1 2022, and a $0.5 million decrease in recruiting expenses due to fewer headcount additions in Q1 2022.

General and administrative expense as a percentage of total revenue increased by 220 basis points due to the deleveraging of higher fixed costs on revenue.

Restructuring

Restructuring charges relate to our strategic alignment initiative to consolidate our streaming fitness and nutrition offerings into a single Beachbody platform. The charges incurred primarily relate to employee termination costs.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Restructuring	$7,223	$—	$7,223	NM

Other Income (Expense)

The change in fair value of warrant liabilities consists of the fair value changes of the public and private placement warrants. Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt issuance costs for our Credit Facility in 2021. Other income (expense), net, consists of interest income earned on investments and gains (losses) on foreign currency.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$264	$—	$264	NM
Interest expense	(19)	(123)	104	(85%)
Other income (expense), net	(64)	1,299	(1,363)	(105%)

The change in fair value of warrant liabilities of $0.3 million during the three months ended March 31, 2022 primarily resulted from a decline in our stock price from $2.37 to $2.27 during the quarter. The decrease in interest expense was due to no borrowings outstanding during the three months ended March 31, 2022 compared to $20.0 million during the three months ended March 31, 2021. The decrease in other income (expense), net was primarily due to the gain on the investment in the convertible instrument from Myx prior to June 25, 2021; there was no similar investment in 2022.

Income Tax Benefit

Income tax benefit consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Income tax benefit	$706	$395	$311	79%

The income tax benefit increase during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily driven by a change in our projected net deferred tax liabilities which resulted in a higher deferred income tax benefit.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)

Net cash used in operating activities	$(33,371)	$(8,880)
Net cash used in investing activities	(12,403)	(18,299)
Net cash provided by financing activities	1,923	17,758

As of March 31, 2022, we had cash and cash equivalents totaling $63.4 million.

Net cash used in operating activities was $33.4 million for the three months ended March 31, 2022 compared to $8.9 million for the three months ended March 31, 2021. The increase in cash used in operating activities during the three months ended March 31, 2022, compared to the prior year quarter, was primarily due to the following:

•
an increase in net loss;
•
payments for 2021 payables, including connected fitness inventory, freight and duties, and media;
•
a decrease in subscription revenue receipts from customers in advance of service or product delivery; partially offset by
•
an increase in cash received from inventory sold.

We expect to reduce our cash used in operating activities over the next year. During the three months ended March 31, 2022, we returned to a performance marketing model which drives in-quarter or next-quarter payback and which reduced media spend by approximately $16.5 million in the quarter compared to the prior year. Beginning in the third quarter of 2022, we expect to achieve operating efficiencies and at least $29.0 million in annualized cost savings from the first quarter’s 2022 strategic realignment and restructuring process.

Net cash used in investing activities was $12.4 million and $18.3 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily due to a $0.9 million decrease in capital expenditures and a $5.0 million decrease in other investments. We continue to expect lower capital expenditures during the next 12 months compared to prior year due to the completion of significant projects at the end of 2021.

Net cash provided by financing activities was $1.9 million and $17.8 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily due to borrowings outstanding on our Credit Facility during the three months ended March 31, 2021; we had no similar debt during the three months ended March 31, 2022.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth and overall economic conditions. See Note 9, Commitments and Contingencies, for discussion of our contractual commitments and purchase obligations that are primarily due in the next twelve months. We continue to assess and efficiently manage our working capital, and expect to generate additional liquidity through continued cost control initiatives. We are currently exploring additional equity or debt financing to supplement our anticipated working capital balances and further strengthen our financial position, but do not at this time know which form it will take or what the terms will be. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. The sale of additional equity would result in additional dilution to our shareholders. There can be no assurances that we would be able to raise additional capital in amounts or on terms acceptable to us. We believe that existing cash and cash equivalents, cost control initiatives, and access to capital markets will provide the Company with sufficient liquidity to meet our anticipated cash needs for the next twelve months.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates discussed in the 2021 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.

Recent Accounting Pronouncements

See Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For three months ended March 31, 2022 and 2021, approximately 10% of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

We use derivative instruments to manage the effects of fluctuations in foreign currency exchange rates on our net cash flows. We primarily enter into option contracts to hedge forecasted payments, typically for up to 12 months, for cost of revenue, selling and marketing expenses, general and administrative expenses and intercompany transactions not denominated in the local currencies of our foreign operations. We designate some of these instruments as cash flow hedges and record them at fair value as either assets or liabilities within the consolidated balance sheets. Some of these instruments are freestanding derivatives for which hedge accounting does not apply.

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

The aggregate notional amount of foreign exchange derivative instruments at March 31, 2022 and December 31, 2021 was $21.5 million and $30.4 million, respectively.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgements and assumptions and cannot provide absolute assurance that its objectives will be met.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are and, from time to time, we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. There have been no material changes from the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 1A. Risk Factors.

There have been no material developments with respect to the information previously reported under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Repurchase of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
			Form	Exhibit	Filing Date		File No.

2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., BB Merger Sub, Inc., Myx Merger Sub, LLC, The Beachbody Company Group, LLC, And Myx Fitness Holdings, LLC.	8-K/A	2.1	2/16/2021	001-39735
3.1	Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	7/1/2021	001-39735
3.2	Amended and Restated Bylaws of The Beachbody Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 1, 2021).	8-K	3.2	7/1/2021	001-39735
10.1	Offer of Employment Letter, dated as of April 15, 2022, by and between Beachbody, LLC and Marc Suidan.					*
10.2	Separation, General Release and Independent Contractor Services Agreement, dated April 19, 2022, by and among Beachbody, LLC, The Beachbody Company, Inc. and Sue Collyns.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith.

^ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Beachbody Company, Inc.

Date: May 9, 2022	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Sue Collyns
Sue Collyns
President and Chief Financial Officer
(Principal Financial Officer)