Form 10-Q
period 2022-06-30
Beachbody Company, Inc.
filed 2022-08-08
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 170,263,772 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 141,250,310 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of August 04, 2022.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,060	$104,054
Restricted cash	-	3,000
Inventory, net	72,271	132,730
Prepaid expenses	10,317	15,861
Other current assets	44,828	43,727
Total current assets	184,476	299,372
Property and equipment, net	92,301	113,098
Content assets, net	38,098	39,347
Goodwill and intangible assets, net	162,361	171,533
Other assets	12,803	14,262
Total assets	$490,039	$637,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,676	$48,379
Accrued expenses	62,349	74,525
Deferred revenue	107,282	107,095
Other current liabilities	4,564	6,233
Total current liabilities	196,871	236,232
Deferred tax liabilities	2,031	3,165
Other liabilities	10,981	12,830
Total liabilities	209,883	252,227
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 170,263,772 and 168,333,463 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively;	17	17
Class X: 141,250,310 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively;	14	14
Class C: no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	620,643	610,418
Accumulated other comprehensive loss	(75)	(21)
Accumulated deficit	(340,443)	(225,043)
Total stockholders’ equity	280,156	385,385
Total liabilities and stockholders’ equity	$490,039	$637,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue:
Digital	$78,015	$94,325	$159,760	$189,475
Connected fitness	10,605	10	30,118	10
Nutrition and other	90,516	128,773	188,180	259,842
Total revenue	179,136	223,108	378,058	449,327
Cost of revenue:
Digital	18,406	11,612	34,831	22,734
Connected fitness	31,459	156	76,165	156
Nutrition and other	42,002	57,002	86,776	113,997
Total cost of revenue	91,867	68,770	197,772	136,887
Gross profit	87,269	154,338	180,286	312,440
Operating expenses:
Selling and marketing	86,624	140,194	193,068	284,890
Enterprise technology and development	24,133	26,949	57,830	54,038
General and administrative	19,584	17,231	39,657	35,177
Restructuring	1,332	—	8,555	—
Total operating expenses	131,673	184,374	299,110	374,105
Operating loss	(44,404)	(30,036)	(118,824)	(61,665)
Other income (expense):
Change in fair value of warrant liabilities	2,070	5,390	2,334	5,390
Interest expense	(3)	(305)	(22)	(428)
Other income, net	189	1,654	125	2,953
Loss before income taxes	(42,148)	(23,297)	(116,387)	(53,750)
Income tax benefit	281	10,857	987	11,252
Net loss	$(41,867)	$(12,440)	$(115,400)	$(42,498)

Net loss per common share, basic and diluted	$(0.14)	$(0.05)	$(0.38)	$(0.17)
Weighted-average common shares outstanding, basic and diluted	307,205	247,062	306,786	245,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net loss	$(41,867)	$(12,440)	$(115,400)	$(42,498)
Other comprehensive loss:
Change in fair value of derivative financial instruments, net of tax	35	(99)	(150)	(208)
Reclassification of losses on derivative financial instruments included in net loss	74	172	143	339
Foreign currency translation adjustment	(51)	12	(47)	54
Total other comprehensive income (loss)	58	85	(54)	185
Total comprehensive loss	$(41,809)	$(12,355)	$(115,454)	$(42,313)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated)	Stockholders’
	Shares	Amount	Capital	Loss	(Deficit)	Equity

Balances at December 31, 2020	243,013	$24	$96,097	$(202)	$3,339	$99,258
Net loss	—	—	—	—	(30,058)	(30,058)
Other comprehensive income	—	—	—	100	—	100
Equity-based compensation	—	—	2,573	—	—	2,573
Balances at March 31, 2021	243,013	$24	$98,670	$(102)	$(26,719)	$71,873
Net loss	—	—	—	—	(12,440)	(12,440)
Other comprehensive income	—	—	—	85	—	85
Equity-based compensation	—	—	2,522	—	—	2,522
Business Combination, net of redemptions and equity issuance costs of $47.0 million	51,617	5	333,850	—	—	333,855
Common shares issued in connection with acquisition	13,546	2	162,556	—	—	162,558
Balances at June 30, 2021	308,176	$31	$597,598	$(17)	$(39,159)	$558,453

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances at December 31, 2021	309,584	$31	$610,418	$(21)	$(225,043)	$385,385
Net loss	—	—	—	—	(73,533)	(73,533)
Other comprehensive loss	—	—	—	(112)	—	(112)
Equity-based compensation	—	—	4,564	—	—	4,564
Options exercised, net of tax withholdings	1,132	—	1,923	—	—	1,923
Balances at March 31, 2022	310,716	$31	$616,905	$(133)	$(298,576)	$318,227
Net loss	—	—	—	—	(41,867)	(41,867)
Other comprehensive income	—	—	—	58	—	58
Equity-based compensation	210	—	3,001	—	—	3,001
Options exercised, net of tax withholdings	588	—	737	—	—	737
Balances at June 30, 2022	311,514	$31	$620,643	$(75)	$(340,443)	$280,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(115,400)	$(42,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	41,552	25,941
Amortization of content assets	13,180	6,119
Provision for inventory and net realizable value adjustment	32,019	2,791
Realized losses on hedging derivative financial instruments	143	339
Gain on investment in convertible instrument	—	(3,114)
Change in fair value of warrant liabilities	(2,334)	(5,390)
Equity-based compensation	7,565	5,095
Deferred income taxes	(1,143)	(11,349)
Other non-cash items	311	—
Changes in operating assets and liabilities:
Inventory	28,400	(194)
Content assets	(11,940)	(14,237)
Prepaid expenses	5,545	(1,789)
Other assets	167	(5,774)
Accounts payable	(22,753)	6,656
Accrued expenses	(7,739)	(461)
Deferred revenue	1,000	16,547
Other liabilities	(1,829)	(4,169)
Net cash used in operating activities	(33,256)	(25,487)
Cash flows from investing activities:
Purchase of property and equipment	(19,222)	(27,200)
Investment in convertible instrument	—	(5,000)
Other investment	—	(5,000)
Cash paid for acquisition, net of cash acquired	—	(37,280)
Net cash used in investing activities	(19,222)	(74,480)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,968	—
Remittance of taxes withheld from employee stock awards	(308)	—
Borrowings under Credit Facility	—	42,000
Repayments under Credit Facility	—	(42,000)
Business combination, net of issuance costs paid	—	389,775
Net cash provided by financing activities	2,660	389,775
Effect of exchange rates on cash	(176)	594
Net (decrease) increase in cash and cash equivalents	(49,994)	290,402
Cash, cash equivalents and restricted cash, beginning of period	107,054	56,827
Cash and cash equivalents, end of period	$57,060	$347,229
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$17	$283
Cash paid during the year for income taxes, net	310	198
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$2,330	$15,322
Class A Common Stock issued in connection with acquisition	—	162,558
Fair value of Myx instrument and promissory note held by Old Beachbody	—	22,618
Supplemental disclosure of noncash financing activities:
Business Combination transaction costs, accrued but not paid	—	650
Net assets assumed in the Business Combination	—	293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“Beachbody” or the “Company”) is a leading subscription health and wellness company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription to the Beachbody On Demand (“BOD”) or Openfit digital platform, and, together with the Company’s live fitness and comprehensive nutrition programs, through subscription to Beachbody On Demand Interactive (“BODi”). Beachbody offers nutritional products such as Shakeology nutrition shakes, BEACHBAR snack bars, and Ladder premium supplements, which have been designed and clinically tested to help customers achieve their goals. Beachbody also offers a professional-grade stationary cycle with a 360-degree touch screen tablet and connected fitness software. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Coaches”), social media marketing channels, and direct response advertising. During the six months ended June 30, 2022, the Company commenced a process of consolidating its Openfit streaming fitness offering onto a single Beachbody digital platform. See Note 13, Strategic Realignment, for additional information regarding our strategic realignment initiative.

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

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, the useful life and recoverability of long-lived assets, the recognition and measurement of income tax assets and liabilities, the valuation of intangible assets, impairment of goodwill, and the net realizable value of inventory. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying amounts of assets and liabilities. Actual results could differ from those estimates.

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

Interim Impairment Test

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

Due to the sustained decline in the Company’s market capitalization and macro-economic conditions observed in the three months ended June 30, 2022, the Company performed an interim test for impairment of its goodwill as of June 30, 2022. In performing the interim impairment test for goodwill, the Company elected to bypass the optional qualitative test and proceeded to perform quantitative tests by comparing the carrying value of each reporting unit to its estimated fair value. The Company previously tested its reporting units for impairment as of December 31, 2021 which resulted in an impairment and write-off of all goodwill in the Company’s Other reporting unit. The results of the Company’s interim test for impairment at June 30, 2022 concluded that the fair value of its Beachbody reporting unit exceeded its carrying value, resulting in no impairment.

Indefinite-lived Intangible Assets

During the three months ended March 31, 2022, the Company determined that one of its acquired trade names no longer has an indefinite life. The Company tested the trade name for impairment before changing the useful life and determined there was no impairment based on its assessment of fair value. The Company will prospectively amortize the trade name over its remaining estimated useful life of two years beginning January 1, 2022. The Company recorded $1.9 million, or $0.01 per share, and $3.8 million, or $0.01 per share, of amortization expense as a component of selling and marketing expenses for this trade name during the three and six months ended June 30, 2022, respectively.

Long-Lived Assets

Management reviews long-lived assets (including property and equipment, content assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by comparing their carrying value to the forecasted undiscounted cash flows associated with the assets. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value. The Company performed a test for recoverability at June 30, 2022 and concluded that the carrying value of its long-lived assets is recoverable.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the EPS guidance. The Company adopted this new accounting guidance on a prospective basis on January 1, 2022, and the adoption did not have a material effect on its unaudited condensed consolidated financial statements.

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

2. Revenue

The Company’s revenue disaggregated by revenue type and geographic region is as follows (in thousands):

	Segment
	Beachbody	Other	Total

Three months ended June 30, 2022
Revenue Type:
Digital	$71,355	$6,660	$78,015
Connected fitness	9,451	1,154	10,605
Nutrition and other	89,416	1,100	90,516
Total revenue	$170,222	$8,914	$179,136

Geographic region:
United States	$151,107	$8,914	$160,021
Rest of world[1]	19,115	—	19,115
Total revenue	$170,222	$8,914	$179,136

	Segment
	Beachbody	Other	Total

Three months ended June 30, 2021
Revenue Type:
Digital	$90,488	$3,837	$94,325
Connected fitness	—	10	10
Nutrition and other	128,119	654	128,773
Total revenue	$218,607	$4,501	$223,108

Geographic region:
United States	$194,028	$4,501	$198,529
Rest of world[1]	24,579	—	24,579
Total revenue	$218,607	$4,501	$223,108

	Segment
	Beachbody	Other	Total

Six months ended June 30, 2022
Revenue Type:
Digital	$145,997	$13,763	$159,760
Connected fitness	23,940	6,178	30,118
Nutrition and other	186,392	1,788	188,180
Total revenue	$356,329	$21,729	$378,058

Geographic region:
United States	$316,899	$21,729	$338,628
Rest of world[1]	39,430	—	39,430
Total revenue	$356,329	$21,729	$378,058

	Segment
	Beachbody	Other	Total

Six months ended June 30, 2021
Revenue Type:
Digital	$181,933	$7,542	$189,475
Connected fitness	—	10	10
Nutrition and other	258,424	1,418	259,842
Total revenue	$440,357	$8,970	$449,327

Geographic region:
United States	$392,275	$8,970	$401,245
Rest of world[1]	48,082	—	48,082
Total revenue	$440,357	$8,970	$449,327

(1) Consists of Canada, United Kingdom, and France. No single country accounted for more than 10% of total revenue during the three and six months ended June 30, 2022 and 2021.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. During the three and six months ended June 30, 2022, the Company recognized $25.6 million and $88.1 million of revenue that was included in the deferred revenue balance as of December 31, 2021. During the three and six months ended June 30, 2021, the Company recognized $23.6 million and $79.2 million of revenue that was included in the deferred revenue balance as of December 31, 2020.
3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$337	$—
Total assets	$—	$337	$—

Liabilities
Public warrants	$1,700	$—	$—
Private placement warrants	—	—	800
Total liabilities	$1,700	$—	$800

	December 31, 2021
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$314	$—
Total assets	$—	$314	$—

Liabilities
Public warrants	$2,701	$—	$—
Private placement warrants	—	—	2,133
Total liabilities	$2,701	$—	$2,133

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

Private Placement Warrants

The Company determined the fair value of the private placement warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A Common Stock. Volatility was based on the implied volatility derived primarily from the average of the actual market activity of the Company’s peer group. The expected life was based on the remaining contractual term of the private placement warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the warrants’ expected life. The significant unobservable input used in the fair value measurement of the private placement warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.

The following table presents significant assumptions utilized in the valuation of the private placement warrants on June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Risk-free rate	3.0%	1.2%
Dividend yield rate	—	—
Volatility	75.0%	65.0%
Contractual term (in years)	3.99	4.49
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the private placement warrants for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$1,920	$—	$2,133	$—
Assumed in Business Combination	—	26,400	—	26,400
Change in fair value	(1,120)	(6,027)	(1,333)	(6,027)
Balance, end of period	$800	$20,373	$800	$20,373

For the three and six months ended June 30, 2022 and 2021, the change in the fair value of private placement warrants resulted from the change in price of the Company’s Class A Common Stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

4. Inventory, Net

Inventory, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021

Raw materials and work in process	$19,039	$24,436
Finished goods	53,232	108,294
Total inventory, net	$72,271	$132,730

Adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $15.1 million and $32.0 million during the three and six months ended June 30, 2022, respectively, and $0.8 million and $2.8 million during the three and six months ended June 30, 2021, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of connected fitness cost of revenue and nutrition and other cost of revenue.

5. Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred coach costs	$33,633	$30,928
Deposits	7,070	8,915
Accounts receivable, net	1,382	1,225
Other	2,743	2,659
Total other current assets	$44,828	$43,727

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021

Computer software and web development	$253,296	$231,943
Computer equipment	23,449	23,691
Buildings	5,158	5,158
Leasehold improvements	4,600	5,157
Furniture, fixtures and equipment	1,874	2,442
Computer software and web development projects in-process	12,876	26,490
Property and equipment, gross	301,253	294,881
Less: Accumulated depreciation	(208,952)	(181,783)
Total property and equipment, net	$92,301	$113,098

All of the Company’s property and equipment is located in the U.S. The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Cost of revenue	$7,743	$4,146	$16,824	$7,884
Selling and marketing	102	389	381	840
Enterprise technology and development	7,486	5,340	14,935	12,651
General and administrative	49	617	241	1,263
Total depreciation	$15,380	$10,492	$32,381	$22,638

7. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	June 30, 2022	December 31, 2021
Employee compensation and benefits	$19,372	$8,996
Coach costs	13,626	19,168
Inventory, shipping and fulfillment	13,927	14,360
Sales and other taxes	4,049	5,097
Information technology	2,222	10,150
Advertising	1,128	4,033
Customer service expenses	643	1,773
Other accrued expenses	7,382	10,948
Total accrued expenses	$62,349	$74,525

8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. During the three and six months ended June 30, 2022, the Company recorded losses on inventory purchase commitments related to connected fitness hardware of $1.8 million and $2.4 million, respectively. These losses are included in accrued expenses in the unaudited condensed consolidated balance sheets and connected fitness cost of revenue in the unaudited condensed consolidated statements of operations. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding June 30, 2022 are as follows (in thousands):

Six months ending December 31, 2022	$30,887
Year ending December 31, 2023	4,019
Year ending December 31, 2024	1,410
Year ending December 31, 2025	1,385
Year ending December 31, 2026	100
Thereafter	150
$37,951

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2027 and certain equipment under a finance lease expiring in 2024. These lease obligations, of which $6.1 million is included in other current liabilities and other liabilities in the unaudited condensed consolidated balance sheets, will require payments of approximately $1.3 million during the six months ending December 31, 2022 and $6.0 million in 2023 and thereafter.

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

9. Acquisition

On June 25, 2021, the Company acquired 100% of the equity of Myx pursuant to the Business Combination Agreement. The Company recognized the acquired assets and assumed liabilities of Myx based on estimates of their acquisition date fair values. There were no adjustments to the purchase price allocations during the three and six months ended June 30, 2022.

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

(in thousands)	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Pro forma combined:
Revenue	$237,286	$480,543
Net loss	(25,362)	(67,747)

10. Stockholders’ Equity

As of June 30, 2022, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock and 100,000,000 shares are designated as Preferred Stock.

Accumulated Other Comprehensive Loss

The following tables summarize changes in accumulated other comprehensive loss by component during the three months ended June 30, 2022 and 2021 (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at March 31, 2021	$(188)	$86	$(102)
Other comprehensive loss before reclassifications	(78)	12	(66)
Amounts reclassified from accumulated other comprehensive income (loss)	172	—	172
Tax effect	(21)	—	(21)
Balances at June 30, 2021	$(115)	$98	$(17)

Balances at March 31, 2022	$(148)	$15	$(133)
Other comprehensive loss before reclassifications	13	(51)	(38)
Amounts reclassified from accumulated other comprehensive income (loss)	74	—	74
Tax effect	22	—	22
Balances at June 30, 2022	$(39)	$(36)	$(75)

The following tables summarize changes in accumulated other comprehensive loss by component during the six months ended June 30, 2022 and 2021 (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at December 31, 2020	$(246)	$44	$(202)
Other comprehensive loss before reclassifications	(170)	54	(116)
Amounts reclassified from accumulated other comprehensive income (loss)	339	—	339
Tax effect	(38)	—	(38)
Balances at June 30, 2021	$(115)	$98	$(17)

Balances at December 31, 2021	$(32)	$11	$(21)
Other comprehensive loss before reclassifications	(149)	(47)	(196)
Amounts reclassified from accumulated other comprehensive income (loss)	143	—	143
Tax effect	(1)	—	(1)
Balances at June 30, 2022	$(39)	$(36)	$(75)

11. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	41,753,042	$3.86	5.92	$11,379
Granted	15,509,878	1.21
Exercised	(1,720,163)	1.55
Forfeited	(6,075,160)	2.17
Expired	(167,868)	1.22
Outstanding at June 30, 2022	49,299,729	$2.98	6.06	$1,425
Exercisable at June 30, 2022	24,065,850	$2.30	2.91	$—

The intrinsic value of options exercised was $0.8 million for the six months ended June 30, 2022.

A summary of RSU activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2021	573,678	$5.97
Granted	2,606,735	1.23
Vested	(210,146)	6.68
Forfeited	(251,082)	4.62
Outstanding at June 30, 2022	2,719,185	$1.49

On January 1, 2022, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 15,479,188 pursuant to the terms of the 2021 Plan. As of June 30, 2022, 20,319,069 shares of Class A Common Stock were available for issuance under the 2021 Plan.

Equity-Based Compensation Expense

The fair value of each award as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to determine the fair value of option grants:

	Six months ended June 30,
	2022	2021
Risk-free rate	2.8%	0.7%
Dividend yield rate	—	—
Volatility	52.6%	53.9%
Expected term (in years)	6.25	6.23
Weighted-average grant date fair value	$0.64	$4.91

Equity-based compensation expense for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Cost of revenue	$382	$91	$717	$182
Selling and marketing	1,018	1,616	2,657	3,333
Enterprise technology and development	(17)	357	910	663
General and administrative	1,618	458	3,281	917
Total equity-based compensation	$3,001	$2,522	$7,565	$5,095

As of June 30, 2022, the total unrecognized equity-based compensation expense was $52.5 million, which will be recognized over a weighted-average remaining period of 2.95 years.

12. Derivative Financial Instruments

As of June 30, 2022 and December 31, 2021, the notional amount of the Company’s outstanding foreign exchange options was $26.5 million and $30.4 million, respectively. There were no outstanding forward contracts as of June 30, 2022 and December 31, 2021.

The following table shows the pre-tax effects of the Company’s derivative instruments on its unaudited condensed consolidated statements of operations (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Financial Statement Line Item	2022	2021	2022	2021

Unrealized gains (losses)	Other comprehensive income (loss)	$13	$(78)	$(149)	$(170)

Losses reclassified from accumulated other	Cost of revenue	$(32)	$(65)	$(62)	$(138)
comprehensive loss into net loss	General and administrative	(42)	(107)	(81)	(201)
Total amounts reclassified		$(74)	$(172)	$(143)	$(339)

Gains (losses) recognized on derivatives not designated as hedging instruments	Cost of revenue	$6	$(20)	$(45)	$(41)

13. Strategic Realignment

In January 2022, the Company commenced a strategic alignment initiative to consolidate its streaming fitness offerings into a single Beachbody platform. The Company recognized restructuring costs of $1.3 million and $8.5 million during the three and six months ended June 30, 2022, respectively, comprised primarily of termination benefits related to headcount reductions, of which $1.3 million is included in accrued expenses in the unaudited condensed consolidated balance sheets. In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provide future service greater than 60 days from the date of notification will be recognized ratably over the future service period.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended June 30, 2022 (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	March 31, 2022	Charges	Utilizations	June 30, 2022
Employee-related costs	$4,618	$1,332	$(4,630)	$1,320
Total costs	$4,618	$1,332	$(4,630)	$1,320

The following table summarizes the Company’s restructuring costs activity during the six months ended June 30, 2022 (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2021	Charges	Utilizations	June 30, 2022
Employee-related costs	$—	$8,555	$(7,235)	$1,320
Total costs	$—	$8,555	$(7,235)	$1,320

During the six months ended June 30, 2022, the Company determined that the useful life of certain computer software and web development assets and content assets would end upon the completion of its platform consolidation. The Company accelerated depreciation of these computer software and web development assets and recorded $1.2 million, or $0.00 per share, and $3.4 million, or $0.01 per share, of additional depreciation expense as a component of digital cost of revenue, and nutrition and other cost of revenue during three and six months ended June 30, 2022, respectively. The Company also accelerated amortization of these content assets and recorded $1.5 million, or $0.00 per share, and $2.6 million, or $0.01 per share, of additional amortization as a component of digital cost of revenue during three and six months ended June 30, 2022, respectively.

14. Income Taxes

The Company recorded a benefit for income taxes of $0.3 million and $1.0 million for the three and six months ended June 30, 2022, respectively, and a benefit for income taxes of $10.9 million and $11.3 million for the three and six months ended June 30, 2021, respectively. The effective benefit tax rate was 0.7% and 0.8% for the three and six months ended June 30, 2022, respectively, and 46.6% and 20.9% for the three and six months ended June 30, 2021, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and six months ended June 30, 2022 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and six months ended June 30, 2022.

15. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X Common Stock is as follows (in thousands, except share and per share information):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(41,867)	$(12,440)	$(115,400)	$(42,498)

Denominator:
Weighted-average common shares outstanding, basic and diluted	307,204,999	247,062,134	306,786,192	245,048,715

Net loss per common share, basic and diluted	$(0.14)	$(0.05)	$(0.38)	$(0.17)

Basic net loss per common share is the same as dilutive net loss per common share for each of the three and six months ended June 30, 2022 and each of the three and six months ended June 30, 2021 as the inclusion of all potential common shares would have been antidilutive.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	June 30,
	2022	2021

Options	49,299,729	34,588,520
RSUs	2,719,185	—
Compensation warrants	3,980,656	3,980,656
Public and private placement warrants	15,333,333	15,333,333
Earn-out shares	3,750,000	3,750,000
	75,082,903	57,652,509

16. Segment Information

The Company applies ASC 280, Segment Reporting, in determining reportable segments for financial statement disclosure. Segment information is presented based on the financial information the Company uses to manage the business which is organized around the Company’s digital platforms. The Company has two operating segments, Beachbody and Other, and one reportable segment, Beachbody. The Beachbody segment primarily derives revenue from BOD and BODi digital subscriptions, nutritional products, connected fitness equipment (bikes and accessories), and other fitness-related products. Other derives revenue primarily from Openfit digital subscriptions, nutritional products, and connected fitness equipment. The Company uses contribution as a measure of profit or loss, defined as revenue less directly attributable cost of revenue and certain selling and marketing expenses including media, Coach and social influencer compensation, royalties, and third-party sales commissions. Contribution does not include allocated costs as described below as the CODM does not include these costs in assessing performance. There are no inter-segment transactions. The Company manages its assets on a consolidated basis, and, as such, does not report asset information by segment.

Summary information by segment is as follows (in thousands):

	Segment
	Beachbody	Other	Consolidated

Three months ended June 30, 2022
Revenue	$170,222	$8,914	$179,136
Contribution	37,607	(451)	37,156

Three months ended June 30, 2021
Revenue	$218,607	$4,501	$223,108
Contribution	49,545	(6,411)	43,134

Six months ended June 30, 2022
Revenue	$356,329	$21,729	$378,058
Contribution	65,698	(1,827)	63,871

Six months ended June 30, 2021
Revenue	$440,357	$8,970	$449,327
Contribution	96,020	(11,547)	84,473

Reconciliation of consolidated contribution to loss before income taxes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Consolidated contribution	$37,156	$43,134	$63,871	$84,473
Amounts not directly related to segments:
Cost of revenue (1)	14,749	8,118	28,572	15,960
Selling and marketing (2)	21,762	20,872	48,081	40,963
Enterprise technology and development	24,133	26,949	57,830	54,038
General and administrative	19,584	17,231	39,657	35,177
Restructuring	1,332	—	8,555	—
Change in fair value of warrant liabilities	(2,070)	(5,390)	(2,334)	(5,390)
Interest expense	3	305	22	428
Other expense (income), net	(189)	(1,654)	(125)	(2,953)
Loss before income taxes	$(42,148)	$(23,297)	$(116,387)	$(53,750)

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

17. Subsequent Events

On August 8, 2022 (the “Closing”), the Company entered into an agreement with a third-party lender for a $50.0 million senior secured term loan (the “Term Loan”) with a four-year maturity. The Term Loan includes an incremental facility of up to an additional $25.0 million subject to certain terms and conditions. The Term Loan was funded at Closing and bears interest at the Company’s option of either (i) the Secured Overnight Financing Rate based upon an interest period of three months plus 7.15%, or (ii) a reference rate as defined in the agreement, plus 6.15%. In addition, borrowings will bear interest at 3.00%, which will be paid in kind by capitalizing such interest and adding it to the outstanding principal, annually. The Company paid an upfront fee of $1.5 million at Closing and is required to pay an annual fee of $0.25 million. The Term Loan requires annual amortization of 2.50% in the first two years and 5.00% in the final two years, paid quarterly, and certain mandatory repayments as defined in the agreement. The Term Loan provides customary restrictions, including prepayment premiums, and requires compliance with certain financial and other covenants. The Company expects to use the proceeds for general corporate purposes and to pay transaction fees and expenses related to the Term Loan.

In connection with the Term Loan, the Company issued warrants for the purchase of 4,716,756 million shares of the Company’s Class A Common Stock at an exercise price of $1.85 per share. The warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The warrants have a seven-year term from the date of Closing.

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
•
our liquidity and ability to raise financing;
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

For the three months ended June 30, 2022, as compared to the three months ended June 30, 2021:

•
Total revenue was $179.1 million, a 20% decrease;
•
Digital revenue was $78.0 million, a 17% decrease;
•
Connected fitness revenue was $10.6 million;
•
Nutrition and other revenue was $90.5 million, a 30% decrease;
•
Net loss was $41.9 million, compared to net loss of $12.4 million; and
•
Adjusted EBITDA was ($1.5) million, compared to ($4.4) million.

For the six months ended June 30, 2022, as compared to the six months ended June 30, 2021:

•
Total revenue was $378.1 million a 16% decrease;
•
Digital revenue was $159.8 million, a 16% decrease;
•
Connected fitness revenue was $30.1 million;
•
Nutrition and other revenue was $188.2 million, a 28% decrease;
•
Net loss was $115.4 million, compared to net loss of $42.5 million; and
•
Adjusted EBITDA was ($20.6) million, compared to ($16.1) million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Recent Developments

We believe post-pandemic consumer behavior, the general slowdown of the global economy, and rising prices for consumer products and services have adversely impacted demand for at-home fitness solutions. These adverse conditions combined with unprecedented supply chain surcharges and disruptions have contributed to declines in our gross margins. Given the uncertainty for how long these macroeconomic factors will continue, we currently anticipate the negative impact to our gross margins to continue through the remainder of fiscal year 2022. We plan to mitigate the challenging macroeconomic factor with strategies that we expect will drive our future success and growth.

Digital Gross Margin

We believe our “One Brand” strategy, which will consolidate our streaming content into a single Beachbody platform and which we expect to be fully implemented by the middle of the third quarter of 2022, will simplify our product offerings for customers and lead to an increase in customer acquisition. We believe that strengthening our Coach network will generate additional digital revenue from our Coach business management online platform as well as drive growth in digital and nutritional subscriptions. During the second quarter and for the remainder of 2022, we began testing new incentives and training programs for our Coach network to improve Coach recruitment and retention and their ability to reach more customers.

Nutrition and Other Gross Margin

Our nutritional products are often bundled with digital content offerings, and we are in the process of developing enhancements to our upsell and cross-sell capabilities. We are also currently reviewing our nutritional product portfolio and may reduce our offerings to only those nutritional products that meet our profitability requirements and/or reflect market demand. This rationalization strategy could result in future one-time charges to write down the carrying value of certain nutritional inventory. We also intend to test price increases to counteract rising supply chain costs.

Connected Fitness Gross Margin

We anticipate that our connected fitness gross margin will remain negative until we sell through our current inventory on hand. As a result of supply chain constraints, the costs to manufacture, transport, fulfill, and ship a Beachbody Bike have led to an unprofitable margin. As the connected fitness market is highly competitive, we have been limited in our ability to sufficiently increase pricing to mitigate costs. For the remainder of 2022, we will explore different strategies such as pricing and bundling to accelerate demand for our current inventory. Consumer response to these strategies is uncertain, and we may be required to continue to reduce the carrying value of connected fitness inventory through the remainder of the year. See “Risk Factors - Risks Related to Our Business and Industry - Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Annual Report on Form 10-K.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of June 30,
	2022	2021

Digital subscriptions (millions)	2.28	2.72
Nutritional subscriptions (millions)	0.28	0.42

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Average digital retention	95.6%	94.9%	95.6%	95.4%
Total streams (millions)	31.0	44.5	69.2	100.4
DAU/MAU	30.0%	31.9%	31.6%	33.5%

Revenue (millions)	$179.1	$223.1	$378.1	$449.3
Gross profit (millions)	$87.3	$154.3	$180.3	$312.4
Gross margin	49%	69%	48%	70%

Net loss (millions)	$(41.9)	$(12.4)	$(115.4)	$(42.5)
Adjusted EBITDA (millions)	$(1.5)	$(4.4)	$(20.6)	$(16.1)

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

Nutritional Subscriptions

Nutritional subscriptions include monthly subscriptions for nutritional products such as Shakeology, Beachbody Performance, BEACHBAR, Bevvy and Ladder Supplements. We also package and bundle the content experience of digital subscriptions with nutritional subscriptions to optimize customer results.

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

We define and calculate Adjusted EBITDA as net income (loss) adjusted for depreciation and amortization, amortization of capitalized cloud computing implementation costs, amortization of content assets, interest expense, income tax provision (benefit), equity-based compensation, inventory net realizable value adjustment, and other items that are not normal, recurring, operating expenses necessary to operate the Company’s business as described in the reconciliation below.

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

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

Net loss	$(41,867)	$(12,440)	$(115,400)	$(42,498)
Adjusted for:
Depreciation and amortization	19,965	12,215	41,552	25,941
Amortization of capitalized cloud computing implementation costs	168	168	336	336
Amortization of content assets	7,016	3,302	13,180	6,119
Interest expense	3	305	22	428
Income tax benefit	(281)	(10,857)	(987)	(11,252)
Equity-based compensation	3,001	2,522	7,565	5,095
Inventory net realizable value adjustment (1)	10,502	—	25,436	—
Transaction costs	—	1,509	2	2,142
Restructuring and platform consolidation costs (2)	2,086	—	9,973	—
Change in fair value of warrant liabilities	(2,070)	(5,390)	(2,334)	(5,390)
Other adjustment items (3)	—	6,038	—	6,038
Non-operating (4)	5	(1,757)	76	(3,088)
Adjusted EBITDA	$(1,472)	$(4,385)	$(20,579)	$(16,129)

(1)
Represents a non-cash expense to reduce the carrying value of our connected fitness inventory and related future commitments. This adjustment is included because of its unusual magnitude due to disruptions in the connected fitness market.
(2)
Includes restructuring expense and non-recurring personnel costs associated with the consolidation of our digital platforms.
(3)
Incremental costs associated with COVID-19.
(4)
Includes interest income, and during the three and six months ended June 30, 2021, also includes the gain on investment on the Myx convertible instrument.

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

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue:
Digital	$78,015	$94,325	$159,760	$189,475
Connected fitness	10,605	10	30,118	10
Nutrition and other	90,516	128,773	188,180	259,842
Total revenue	179,136	223,108	378,058	449,327
Cost of revenue:
Digital	18,406	11,612	34,831	22,734
Connected fitness	31,459	156	76,165	156
Nutrition and other	42,002	57,002	86,776	113,997
Total cost of revenue	91,867	68,770	197,772	136,887
Gross profit	87,269	154,338	180,286	312,440
Operating expenses:
Selling and marketing	86,624	140,194	193,068	284,890
Enterprise technology and development	24,133	26,949	57,830	54,038
General and administrative	19,584	17,231	39,657	35,177
Restructuring	1,332	—	8,555	—
Total operating expenses	131,673	184,374	299,110	374,105
Operating loss	(44,404)	(30,036)	(118,824)	(61,665)
Other income (expense)
Change in fair value of warrant liabilities	2,070	5,390	2,334	5,390
Interest expense	(3)	(305)	(22)	(428)
Other income, net	189	1,654	125	2,953
Loss before income taxes	(42,148)	(23,297)	(116,387)	(53,750)
Income tax benefit	281	10,857	987	11,252
Net loss	$(41,867)	$(12,440)	$(115,400)	$(42,498)

Revenue

Revenue includes digital subscriptions, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products, access to our online Coach business management platform, preferred customer program memberships, and other fitness-related products. Digital subscription revenue is recognized ratably over the subscription period of up to 12 months. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services.

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$78,015	$94,325	$(16,310)	(17%)
Connected fitness	10,605	10	10,595	NM
Nutrition and other	90,516	128,773	(38,257)	(30%)
Total revenue	$179,136	$223,108	$(43,972)	(20%)

NM = not meaningful

The decrease in digital revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a $12.6 million decrease in revenue generated from our online Coach business management platform as a result of fewer Coaches. The decrease in Coaches was primarily attributable to our preferred customer membership program, which launched at the end of Q3 2021, as certain Coaches elected to become preferred customers rather than remain in our Coach network. The change in digital revenue was also due to a $3.9 million decrease in revenue from our digital streaming services due to 16% fewer subscriptions.

The increase in connected fitness revenue was primarily due to the acquisition of Myx on June 25, 2021; there was minimal connected fitness revenue for the three months ended June 30, 2021.

The decrease in nutrition and other revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a $42.4 million decrease in revenue from nutritional products and a $3.1 million decrease in associated shipping revenue as we ended Q2 2022 with 33% fewer nutritional subscriptions compared to Q2 2021. These decreases were partially offset by $8.5 million of revenue associated with our preferred customer membership program, which launched at the end of Q3 2021.

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$159,760	$189,475	$(29,715)	(16%)
Connected fitness	30,118	10	30,108	NM
Nutrition and other	188,180	259,842	(71,662)	(28%)
Total revenue	$378,058	$449,327	$(71,269)	(16%)

The decrease in digital revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $24.4 million decrease in revenue generated from our online Coach business management platform as a result of fewer Coaches. The decrease in Coaches was primarily attributable to our preferred customer membership program, which launched at the end of Q3 2021, as certain Coaches elected to become preferred customers rather than remain in our Coach network. The change in digital revenue was also due to a $5.1 million decrease in revenue from our digital streaming services due to 16% fewer subscriptions.

The increase in connected fitness revenue was primarily due to the acquisition of Myx on June 25, 2021; there was minimal connected fitness revenue for the six months ended June 30, 2021.

The decrease in nutrition and other revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $76.3 million decrease in revenue from nutritional products and a $7.6 million decrease in associated shipping revenue as we ended Q2 2022 with 33% fewer nutritional subscriptions compared to Q2 2021. These decreases were partially offset by $17.3 million of revenue associated with our preferred customer membership program, which launched at the end of Q3 2021, and $2.3 million of revenue from Coach events, which were not held in 2021 due to the COVID-19 pandemic.

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

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$18,406	$11,612	$6,794	59%
Connected fitness	31,459	156	31,303	NM
Nutrition and other	42,002	57,002	(15,000)	(26%)
Total cost of revenue	$91,867	$68,770	$23,097	34%

Gross profit
Digital	$59,609	$82,713	$(23,104)	(28%)
Connected fitness	(20,854)	(146)	(20,708)	NM
Nutrition and other	48,514	71,771	(23,257)	(32%)
Total gross profit	$87,269	$154,338	$(67,069)	(43%)

Gross margin
Digital	76%	88%
Connected fitness	(197%)	NM
Nutrition and other	54%	56%

The increase in digital cost of revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was driven, in part, by a $3.7 million increase in the amortization of content assets related to BODi which launched in the fourth quarter of 2021 and content acquired from Myx in June 2021. The change in digital cost of revenue was also due to $2.4 million increase in depreciation expense primarily related to a change in useful life of certain assets in connection with our digital platform consolidation, and a $1.5 million increase in personnel-related expenses as a result of additional headcount focused on our digital streaming services. These increases were partially offset by a $0.8 million decrease in intangible assets amortization as certain assets reached the end of their useful life prior to Q2 2022. The decrease in digital gross margin for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily the result of the higher fixed expenses - content assets amortization, depreciation, and personnel-related expenses - on lower digital revenue.

The increase in connected fitness cost of revenue was primarily due to the acquisition of Myx on June 25, 2021; there was no connected fitness cost of revenue for periods prior to the acquisition. The negative connected fitness gross margin for the three months ended June 30, 2022 was primarily due to $15.0 million in adjustments for excess and obsolete inventory and to reduce the carrying value of connected fitness inventory to its net realizable value as well as high product, freight, fulfillment, and shipping costs due to supply chain surcharges and constraints and lower pricing in line with a highly-competitive connected fitness market.

The decrease in nutrition and other cost of revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a $13.0 million decrease in product costs, freight, and shipping expense as the result of the decrease in nutrition and other revenue and a $2.5 million decrease in customer service as nutrition and other comprises less of our total revenue. These were partially offset by a $1.2 million increase in depreciation expense. Despite a favorable impact from the preferred customer membership program, nutrition and other gross margin decreased primarily as a result of higher fixed expenses such as depreciation and personnel-related expenses on lower nutrition and other revenue.

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$34,831	$22,734	$12,097	53%
Connected fitness	76,165	156	76,009	NM
Nutrition and other	86,776	113,997	(27,221)	(24%)
Total cost of revenue	$197,772	$136,887	$60,885	44%

Gross profit
Digital	$124,929	$166,741	$(41,812)	(25%)
Connected fitness	(46,047)	(146)	(45,901)	NM
Nutrition and other	101,404	145,845	(44,441)	(30%)
Total gross profit	$180,286	$312,440	$(132,154)	(42%)

Gross margin
Digital	78%	88%
Connected fitness	(153%)	NM
Nutrition and other	54%	56%

The increase in digital cost of revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily driven by a $7.1 million increase in the amortization of content assets related to BODi which launched in the fourth quarter of 2021 and content acquired from Myx in June 2021. The change in digital cost of revenue was also due to a $5.6 million increase in depreciation expense primarily related to a change in useful life of certain assets in connection with our digital platform consolidation. These increases were partially offset by a decrease in variable costs of digital revenue as a result of the decrease in digital revenue. The decrease in digital gross margin for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily the result of higher fixed content assets amortization and depreciation on lower digital revenue.

The increase in connected fitness cost of revenue was primarily due to the acquisition of Myx on June 25, 2021; there was no connected fitness cost of revenue for periods prior to the acquisition. The negative connected fitness gross margin for the six months ended June 30, 2022 was primarily due to $30.5 million in adjustments for excess and obsolete inventory and to reduce the carrying value of connected fitness inventory to its net realizable value in addition to higher product, freight, and shipping costs due to supply chain surcharges and constraints and lower pricing in line with a highly-competitive connected fitness market.

The decrease in nutrition and other cost of revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $25.1 million decrease in product, freight, fulfillment, and shipping expense as the result of the decrease in nutrition and other revenue and a $5.0 million decrease in customer service as nutrition and other comprises less of our total revenue. These were partially offset by a $3.4 million increase in depreciation expense. Nutrition and other gross margin decreased primarily as a result of higher fixed depreciation and personnel-related expenses on lower nutrition and other revenue.

Operating Expenses

Selling and Marketing

Selling and marketing expenses primarily include the cost of Coach compensation, advertising, royalties, promotions and events, and third-party sales commissions as well as the personnel expenses for employees and consultants who support these areas. Selling and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue, timing of new content and nutritional product launches, and the timing of our media investments to build awareness around launch activity.

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$86,624	$140,194	$(53,570)	(38%)
As a percentage of total revenue	48.4%	62.8%

The decrease in selling and marketing expense for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a $35.8 million decrease in online and television media expense and a $19.0 million decrease in Coach compensation, which was in line with the decrease in commissionable revenue. These decreases were partially offset by a $2.8 million increase in amortization of intangible assets due to the acquisition of Myx in June 2021.

Selling and marketing expense as a percentage of total revenue decreased by 1,440 basis points primarily due to the decrease in media investments compared to the three months ended June 30, 2021. We have reduced our media spend as part of our strategic realignment and in an effort to use our cash in the manner that has the highest probability of return on investment.

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$193,068	$284,890	$(91,822)	(32%)
As a percentage of total revenue	51.1%	63.4%

The decrease in selling and marketing expense for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $65.5 million decrease in television media and online advertising expense and a $36.2 million decrease in Coach compensation, which was in line with the decrease in commissionable revenue. These decreases were partially offset by a $4.8 million increase in personnel-related expenses, a $5.7 million increase in amortization of intangible assets due to the acquisition of Myx in June 2021, and a $3.4 million increase in expenses from Coach events.

Selling and marketing expense as a percentage of total revenue decreased by 1,230 basis points primarily due to the decrease in media investments compared to the six months ended June 30, 2021. We have reduced our media spend as part of our strategic realignment and in an effort to use our cash in the manner that has the highest probability of return on investment.

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

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$24,133	$26,949	$(2,816)	(10%)
As a percentage of total revenue	13.5%	12.1%

The decrease in enterprise technology and development expense for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a $4.9 million decrease in personnel-related expenses related to lower headcount and the completion of certain technology initiatives by Q2 2022. This decrease was partially offset by a $2.1 million increase in depreciation expense.

Enterprise technology and development expense as a percentage of total revenue increased by 140 basis points due to higher fixed depreciation expense on lower total revenue.

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$57,830	$54,038	$3,792	7%
As a percentage of total revenue	15.3%	12.0%

The increase in enterprise technology and development expense for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $2.3 million increase in depreciation expense and a $1.9 million increase in personnel-related expenses related to certain technology initiatives.

Enterprise technology and development expense as a percentage of total revenue increased by 330 basis points due to higher fixed depreciation and personnel-related costs on lower total revenue.

General and Administrative

General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

General and administrative	$19,584	$17,231	$2,353	14%
As a percentage of total revenue	10.9%	7.7%

The increase in general and administrative expense for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a $3.2 million increase in personnel-related expenses ($2.0 million in incentive compensation and $1.2 million in equity-based compensation) and a $2.6 million increase in insurance expense and accounting fees as a result of operating as a public company. These increases were partially offset by a $1.8 million decrease in rent expense due to our Santa Monica lease assignment, $1.5 million decrease in transaction costs as there was no acquisition activity in Q2 2022, and a $0.5 million decrease in recruiting expense due to fewer headcount additions in Q2 2022.

General and administrative expense as a percentage of total revenue increased by 320 basis points due to higher fixed costs on lower total revenue.

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

General and administrative	$39,657	$35,177	$4,480	13%
As a percentage of total revenue	10.5%	7.8%

The increase in general and administrative expense for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $5.1 million increase in personnel-related expenses ($2.7 million in incentive compensation and $2.4 million in equity-based compensation) and a $6.2 million increase in insurance expense and accounting, legal, and other professional service fees as a result of operating as a public company. These increases were partially offset by a $3.3 million decrease in rent expense due to our Santa Monica lease assignment, $2.1 million decrease in transaction costs as there was no acquisition activity in 2022, and a $1.0 million decrease in recruiting expenses due to fewer headcount additions in 2022.

General and administrative expense as a percentage of total revenue increased by 270 basis points due to higher fixed costs on lower total revenue.

Restructuring

Restructuring charges relate to our 2022 strategic alignment initiative to consolidate our streaming fitness and nutrition offerings into a single Beachbody platform. The charges incurred primarily relate to employee termination costs.

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Restructuring	$1,332	$—	$1,332	NM

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Restructuring	$8,555	$—	$8,555	NM

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

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$2,070	$5,390	$(3,320)	(62%)
Interest expense	(3)	(305)	302	(99%)
Other income, net	189	1,654	(1,465)	(89%)

The change in fair value of warrant liabilities during the three months ended June 30, 2022 primarily resulted from a decline in our stock price during the quarter. The decrease in interest expense was due to no borrowings outstanding during the three months ended June 30,

2022 compared to $22.0 million during the three months ended June 30, 2021. The decrease in other income was primarily due to the gain on the investment in the convertible instrument from Myx prior to June 25, 2021; there was no similar investment in 2022.

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$2,334	$5,390	$(3,056)	(57%)
Interest expense	(22)	(428)	406	(95%)
Other income, net	125	2,953	(2,828)	(96%)

The change in fair value of warrant liabilities during the six months ended June 30, 2022 primarily resulted from a decline in our stock price during 2022. The decrease in interest expense was due to no borrowings outstanding during the six months ended June 30, 2022 compared to $42.0 million during the six months ended June 30, 2021. The decrease in other income was primarily due to the gain on the investment in the convertible instrument from Myx prior to June 25, 2021; there was no similar investment in 2022.

Income Tax Benefit

Income tax benefit consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Income tax benefit	$281	$10,857	$(10,576)	(97%)

The income tax benefit decrease for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily driven by a reduction in our valuation allowance in Q2 2021. We recorded significant deferred tax liabilities in connection with the acquisition of Myx, which was a discrete Q2 2021 event, for which we will not incur future taxable income. This partially reduced our need for a valuation allowance, resulting in income tax benefit recorded during the three months ended June 30, 2021; there was no similar benefit recorded during the three months ended June 30, 2022.

	Six months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Income tax benefit	$987	$11,252	$(10,265)	(91%)

The income tax benefit decrease for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily driven by a reduction in our valuation allowance in Q2 2021. We recorded significant deferred tax liabilities in connection with the acquisition of Myx, which was a discrete Q2 2021 event, for which we will not incur future taxable income. This partially reduced our need for a valuation allowance, resulting in income tax benefit recorded during the six months ended June 30, 2021; there was no similar benefit recorded during the six months ended June 30, 2022.

Liquidity and Capital Resources

	Six months ended June 30,
	2022	2021
	(dollars in thousands)

Net cash used in operating activities	$(33,256)	$(25,487)
Net cash used in investing activities	(19,222)	(74,480)
Net cash provided by financing activities	2,660	389,775

As of June 30, 2022, we had cash and cash equivalents totaling $57.1 million.

Net cash used in operating activities was $33.3 million for the six months ended June 30, 2022 compared to net cash used in operating activities of $25.5 million for the six months ended June 30, 2021. The increase in cash used in operating activities during the six months ended June 30, 2022, compared to the prior year quarter, was primarily due to the following:

•
an increase in net loss;
•
payments for 2021 payables, including connected fitness inventory, freight and duties, and media;
•
a decrease in subscription revenue receipts from customers in advance of service or product delivery; partially offset by
•
an increase in cash received from inventory sold.

We expect to reduce our cash used in operating activities over the next year, primarily through reduced inventory purchases and investment in media. As of June 30, 2022, our purchases of bike inventory were substantially completed as our inventory level is sufficient to meet expected connected fitness demand over the next year. Also, during the six months ended June 30, 2022, we returned to a performance marketing model which drives in-quarter or next-quarter payback and which reduced media spend by approximately $50.2 million compared to the prior year period.

Net cash used in investing activities was $19.2 million and $74.5 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in net cash used in investing activities was primarily due to a $8.0 million decrease in capital expenditures and $47.3 million for certain investing activities which occurred during the six months ended June 30, 2021, but not during the six months ended June 30, 2022. These investing activities include cash paid for the Myx acquisition, investment in the convertible instrument in Myx, and another investment. We expect lower capital expenditures in 2022 compared to prior year due to the completion of significant projects at the end of 2021.

Net cash provided by financing activities was $2.7 million and $389.8 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in net cash provided by financing activities was primarily due to the completion of the Business Combination during the six months ended June 30, 2021; we had no similar financing during the six months ended June 30, 2022.

We have $45.3 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due in the next year. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth and overall economic conditions. We continue to assess and efficiently manage our working capital, and expect to generate additional liquidity through continued cost control initiatives. We believe that existing cash and cash equivalents and cost control initiatives will provide the Company with sufficient liquidity to meet our anticipated cash needs for the next twelve months.

On August 8, 2022 (the “Closing”), we entered into an agreement with a third-party lender for a $50.0 million senior secured term loan (the “Term Loan”) with a four-year maturity. The Term Loan includes an incremental facility of up to an additional $25.0 million subject to certain terms and conditions. The Term Loan was funded at Closing and bears interest at our option of either (i) the Secured Overnight Financing Rate based upon an interest period of three months plus 7.15%, or (ii) a reference rate as defined in the agreement, plus 6.15%. In addition, borrowings will bear interest at 3.00%, which will be paid in kind by capitalizing such interest and adding it to the outstanding principal, annually. We paid an upfront fee of $1.5 million at Closing and are required to pay an annual fee of $0.25 million. The Term Loan requires annual amortization of 2.50% in the first two years and 5.00% in the final two years, paid quarterly, and certain mandatory repayments as defined in the agreement. The Term Loan provides customary restrictions, including prepayment premiums, and requires compliance with certain financial and other covenants.

In connection with the Term Loan, we issued warrants for the purchase of 4,716,756 million shares of the Company’s Class A Common Stock at an exercise price of $1.85 per share. The warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The warrants have a seven-year term from the date of Closing.

We expect to use the proceeds for general corporate purposes and to pay transaction fees and expenses related to the Term Loan. We may explore additional equity or debt financing to supplement our anticipated working capital balances and further strengthen our financial position, but do not at this time know which form it will take or what the terms will be. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. The sale of additional equity would result in additional dilution to our shareholders. There can be no assurances that we will be able to raise additional capital in amounts or on terms acceptable to us.

Critical Accounting Policies and Estimates

Goodwill and Intangible Assets Impairment

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually at October 1 and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value or indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. We carry our definite-lived intangible assets at cost less accumulated amortization. If an event or change in circumstances occurs that indicates the carrying value may not be recoverable, we would evaluate our definite-lived intangible assets for impairment at that time. Due to the sustained decline in our market capitalization and macroeconomic factors observed during the three months ended June 30, 2022, we performed an interim test for impairment of our Beachbody reporting unit goodwill and tested our definite-lived intangible assets for recoverability as of June 30, 2022. In performing the interim impairment test for goodwill we elected to bypass the qualitative assessment and proceed to performing the quantitative test.

In testing for impairment of our definite-lived intangible assets, we compared the carrying value of each asset group to its forecasted undiscounted cash flows to determine whether it was recoverable. The carrying values of each of our asset groups exceed their future undiscounted cash flows and are therefore recoverable.

We test goodwill for impairment at a level within the Company referred to as the reporting unit. We have determined that our reporting units are our operating segments, Beachbody and Other, because none of the components of either operating segment constitutes a business for which discrete financial information is available or has operating results which are regularly reviewed by segment management. There is no goodwill held by the Other reporting unit.

In testing for goodwill impairment, we compared the carrying value of the Beachbody reporting unit to its estimated fair value. Fair value was estimated using a combination of a market approach and an income approach, with significant assumptions related to guideline company financial multiples used in the market approach and significant assumptions about revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach. As of June 30, 2022, the Beachbody reporting unit’s fair value exceeded the carrying value by approximately 60%. We will continue to monitor changes that would impact the significant assumptions used in the valuation.

Management will continue to monitor its reporting units for changes in the business environment that could impact their fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting unit may include the duration of the COVID-19 global pandemic, its impact on the global economy, supply chain disruptions and demand for at-home fitness solutions; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital and our subscriber growth rates. Changes in any of the assumptions used in the valuation of the reporting unit, or changes in the business environment could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For three months ended June 30, 2022 and 2021, approximately 11% of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

The aggregate notional amount of foreign exchange derivative instruments at June 30, 2022 and December 31, 2021 was $26.5 million and $30.4 million, respectively.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

None.

Issuer Repurchase of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

Financing Agreement

On August 8, 2022 (the “Effective Date”),The Beachbody Company, Inc., a Delaware corporation (the “Parent” or the “Company”), Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company and the Borrower, each, a “Loan Party”, and collectively, the “Loan Parties”), entered into a senior secured term loan facility (the “Credit Facility”).

The loan documents for the Credit Facility (the “Loan Documents”) include a Financing Agreement (the “Financing Agreement”) entered into by the Company, the other Loan Parties, the lenders party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent (the “Term Loan Agent”) for such lenders.

The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. The proceeds of the Credit Facility will be used for general business purposes and to pay transaction fees and expenses related to the Credit Facility. In addition, the Credit Facility contains an incremental facility feature which permits the Borrower to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. The Credit Facility matures on August 8, 2026.

The Borrower’s obligations under the Financing Agreement are guaranteed by the other Loan Parties, including the Company. Pursuant to the Financing Agreement and the other Loan documents, the Company and the other Loan Parties granted a lien to the Term Loan Agent in substantially all of the assets now owned or hereafter acquired by any Loan Party, including, without limitation: accounts, cash and cash equivalents, chattel paper, deposit accounts, documents, equipment, fixtures, general intangibles, instruments, intellectual property and intellectual property licenses, inventory, investment property, letter of credit rights, supporting obligations, insurance policies, goods, books and records, commercial tort claims, and the proceeds and products of each of the foregoing, in each case, subject to certain customary exceptions.

The Term Loan borrowings under the Credit Facility may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR”) loans. Reference Rate loans will bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greatest of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the “SOFR Rate” (based upon an interest period of 1 month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR loans will bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the “SOFR Rate” (based upon an interest period of 3 months). The “SOFR Rate” is subject to a floor of 1.00%. In addition, the Term Loan borrowings under the Credit Facility will bear interest at a rate per annum equal to 3.00%, which interest will be paid in kind by capitalizing such interest and adding such capitalized interest to the then outstanding principal amount of the loans annually on each anniversary of the Effective Date.

The Financing Agreement contains certain customary covenants, including requirements to prepay the loans in an amount equal to (i) 100% of the net cash proceeds from certain asset dispositions, extraordinary receipts and debt issuances, subject to certain reinvestment rights and other exceptions and (ii) 50% of excess cash flow of the Company and its subsidiaries, subject to certain exceptions. The Credit Facility will amortize at 2.50% per year from the Effective Date to the date that is the second anniversary of the Effective Date, payable on a quarterly basis, and thereafter, at 5.00% per year, payable on a quarterly basis.

Amounts outstanding under the Term Loan Credit Agreement may become due and payable upon the occurrence of specified events of default, which among other things include (subject to certain exceptions and cure periods): failure to pay principal, interest, or any fees or certain other amounts when due; breach of any representation or warranty, covenant, or other agreement in the Financing Agreement and other related loan documents; the occurrence of a bankruptcy or insolvency proceeding with respect to any Loan Party; any failure by a Loan Party to make a payment with respect to indebtedness having an aggregate principal amount in excess of a specified threshold; and certain other customary events of default.

The Financing Agreement contains financial covenants whereby the Loan Parties are required to (a) maintain certain minimum revenue levels, to be tested on a quarterly basis, beginning on the fiscal quarter ending September 30, 2022, and (b) maintain minimum Liquidity (as defined in the Financing Agreement) of (i) $10.0 million at all times from the Effective Date through December 31, 2022, (ii) $12.5 million at all times thereafter through June 30, 2023, and (iii) $15.0 million at all times thereafter through the maturity of the Credit Facility. The Financing Agreement also contains customary representations, warranties, and covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, affiliate transactions, line of business, investments, negative pledges and amendments to organizational documents and material contracts.

Any amounts voluntarily or mandatorily prepaid under the Credit Facility are subject to a prepayment penalty, subject to certain exceptions, equal to (i) 5.00% of the principal amount prepaid if the prepayment occurs on or prior to the first anniversary of the Effective Date, (ii) 3.00% of the principal amount prepaid if the prepayment occurs after the first anniversary and on or prior to the second anniversary of the Effective Date, (iii) 2.00% of the principal amount prepaid if the prepayment occurs after the second anniversary and on or prior to the third anniversary of the Effective Date, and (iv) 0.00% thereafter.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Financing Agreement which is attached hereto as Exhibit 10.2 and is incorporated by reference herein.

Warrant

Pursuant to the Financing Agreement, on August 8, 2022, the Company issued to certain holders affiliated with Blue Torch Finance, LLC warrants (each, a “Warrant” and, collectively, the “Warrants”) to purchase, in the aggregate, 4,716,756 shares of Class A common stock of the Company, $0.0001 par value per share (the “Common Stock”) at an exercise price of $1.85 per share. The shares of Common Stock underlying the Warrants shall vest in accordance with the schedule set forth in the Warrants (the “Vested Shares”). The Warrants are exercisable for all or part of the unexercised Vested Shares from time to time on or after the Effective Date.

The foregoing summary of the Warrant is qualified in its entirety by reference to the full text of the form of Warrant, a copy of which is attached hereto as Exhibit 10.3 and incorporated herein by reference.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., BB Merger Sub, Inc., Myx Merger Sub, LLC, The Beachbody Company Group, LLC, And Myx Fitness Holdings, LLC.	8-K/A	2.1	2/16/2021	001-39735
3.1	Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	7/1/2021	001-39735
3.2	Amended and Restated Bylaws of The Beachbody Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 1, 2021).	8-K	3.2	7/1/2021	001-39735
10.1	Revised Offer of Employment Letter, dated as of May 10, 2022, as amended, by and between Beachbody, LLC and Kathy Vrabeck					*
10.2

Financing Agreement, dated August 8, 2022, by and among Beachbody, LLC, a Delaware limited liability company, The Beachbody Company, Inc., a Delaware corporation (the “Parent”), each subsidiary of the Parent from time to time party thereto, the lenders from time to time party hereto (each a “Lender” and collectively, the “Lenders”), and Blue Torch Finance, LLC, as collateral agent and as administrative agent for the Lenders.

*
10.3	Form of Warrant.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith.

^ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Beachbody Company, Inc.

Date: August 8, 2022	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial Officer)