Form 10-Q
period 2022-09-30
Beachbody Company, Inc.
filed 2022-11-09
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

There were 170,911,819 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 141,250,310 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of November 04, 2022.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,063	$104,054
Restricted cash	-	3,000
Inventory, net	67,993	132,730
Prepaid expenses	7,181	15,861
Other current assets	41,028	43,727
Total current assets	210,265	299,372
Property and equipment, net	82,030	113,098
Content assets, net	36,783	39,347
Goodwill and intangible assets, net	156,800	171,533
Other assets	12,727	14,262
Total assets	$498,605	$637,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,867	$48,379
Accrued expenses	71,695	74,525
Deferred revenue	102,086	107,095
Current portion of Term Loan	1,250	-
Other current liabilities	3,879	6,233
Total current liabilities	192,777	236,232
Term Loan	39,474	-
Deferred tax liabilities	1,319	3,165
Other liabilities	12,702	12,830
Total liabilities	246,272	252,227
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 170,911,819 and 168,333,463 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively;	17	17
Class X: 141,250,310 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively;	14	14
Class C: no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	626,255	610,418
Accumulated other comprehensive income (loss)	349	(21)
Accumulated deficit	(374,302)	(225,043)
Total stockholders’ equity	252,333	385,385
Total liabilities and stockholders’ equity	$498,605	$637,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue:
Digital	$72,228	$94,072	$231,988	$283,547
Nutrition and other	90,416	108,053	278,596	367,895
Connected fitness	3,331	5,927	33,449	5,937
Total revenue	165,975	208,052	544,033	657,379
Cost of revenue:
Digital	16,078	12,124	50,909	34,858
Nutrition and other	40,486	50,682	127,262	164,679
Connected fitness	4,745	10,261	80,910	10,417
Total cost of revenue	61,309	73,067	259,081	209,954
Gross profit	104,666	134,985	284,952	447,425
Operating expenses:
Selling and marketing	93,145	153,782	286,213	438,672
Enterprise technology and development	25,686	29,680	83,516	83,718
General and administrative	19,532	23,346	59,189	58,523
Restructuring	1,492	—	10,047	—
Impairment of intangible assets	1,000	—	1,000	—
Total operating expenses	140,855	206,808	439,965	580,913
Operating loss	(36,189)	(71,823)	(155,013)	(133,488)
Other income (expense):
Change in fair value of warrant liabilities	2,362	30,274	4,696	35,664
Interest expense	(1,152)	(62)	(1,174)	(490)
Other income, net	571	202	696	3,155
Loss before income taxes	(34,408)	(41,409)	(150,795)	(95,159)
Income tax benefit	549	1,487	1,536	12,739
Net loss	$(33,859)	$(39,922)	$(149,259)	$(82,420)

Net loss per common share, basic and diluted	$(0.11)	$(0.13)	$(0.49)	$(0.31)
Weighted-average common shares outstanding, basic and diluted	307,949	304,599	307,178	265,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net loss	$(33,859)	$(39,922)	$(149,259)	$(82,420)
Other comprehensive income:
Change in fair value of derivative financial instruments, net of tax	555	(70)	405	(278)
Reclassification of losses (gains) on derivative financial instruments included in net loss	(2)	142	141	481
Foreign currency translation adjustment	(129)	(40)	(176)	14
Total other comprehensive income	424	32	370	217
Total comprehensive loss	$(33,435)	$(39,890)	$(148,889)	$(82,203)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated)	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity

Balances at December 31, 2020	243,013	$24	$96,097	$(202)	$3,339	$99,258
Net loss	—	—	—	—	(30,058)	(30,058)
Other comprehensive income	—	—	—	100	—	100
Equity-based compensation	—	—	2,573	—	—	2,573
Balances at March 31, 2021	243,013	$24	$98,670	$(102)	$(26,719)	$71,873
Net loss	—	—	—	—	(12,440)	(12,440)
Other comprehensive income	—	—	—	85	—	85
Equity-based compensation	—	—	2,522	—	—	2,522
Business Combination, net of redemptions and equity issuance costs of $47.0 million	51,617	5	333,850	—	—	333,855
Common shares issued in connection with acquisition	13,546	2	162,556	—	—	162,558
Balances at June 30, 2021	308,176	$31	$597,598	$(17)	$(39,159)	$558,453
Net loss	—	—	—	—	(39,922)	(39,922)
Other comprehensive loss	—	—	—	32	—	32
Equity-based compensation	—	—	5,744	—	—	5,744
Options exercised, net of tax withholdings	1,293	—	1,323	—	—	1,323
Balances at September 30, 2021	309,469	$31	$604,665	$15	$(79,081)	$525,630

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2021	309,584	$31	$610,418	$(21)	$(225,043)	$385,385
Net loss	—	—	—	—	(73,533)	(73,533)
Other comprehensive loss	—	—	—	(112)	—	(112)
Equity-based compensation	—	—	4,564	—	—	4,564
Options exercised, net of tax withholdings	1,132	—	1,923	—	—	1,923
Balances at March 31, 2022	310,716	$31	$616,905	$(133)	$(298,576)	$318,227
Net loss	—	—	—	—	(41,867)	(41,867)
Other comprehensive income	—	—	—	58	—	58
Equity-based compensation	210	—	3,001	—	—	3,001
Options exercised, net of tax withholdings	588	—	737	—	—	737
Balances at June 30, 2022	311,514	$31	$620,643	$(75)	$(340,443)	$280,156
Net loss	—	—	—	—	(33,859)	(33,859)
Other comprehensive income	—	—	—	424	—	424
Equity-based compensation	647	—	5,601	—	—	5,601
Options exercised, net of tax withholdings	159	—	194	—	—	194
Shares withheld for tax withholdings on vesting of restricted stock	(158)	—	(183)	—	—	(183)
Balances at September 30, 2022	312,162	$31	$626,255	$349	$(374,302)	$252,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(149,259)	$(82,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	1,000	—
Depreciation and amortization expense	58,858	40,557
Amortization of content assets	18,673	10,008
Provision for inventory and net realizable value adjustment	35,195	4,431
Realized losses on hedging derivative financial instruments	141	481
Gain on investment in convertible instrument	—	(3,114)
Change in fair value of warrant liabilities	(4,696)	(35,664)
Equity-based compensation	13,166	10,839
Deferred income taxes	(1,754)	(12,964)
Amortization of debt issuance costs	262	—
Paid-in-kind interest expense	221	—
Other non-cash items	311	—
Changes in operating assets and liabilities:
Inventory	31,676	(68,765)
Content assets	(16,111)	(21,958)
Prepaid expenses	8,681	(5,364)
Other assets	4,496	(5,762)
Accounts payable	(30,379)	9,095
Accrued expenses	(209)	(406)
Deferred revenue	(3,690)	27,041
Other liabilities	(3,525)	(5,294)
Net cash used in operating activities	(36,943)	(139,259)
Cash flows from investing activities:
Purchase of property and equipment	(23,236)	(61,065)
Investment in convertible instrument	—	(5,000)
Other investment	—	(5,000)
Cash paid for acquisition, net of cash acquired	—	(37,280)
Net cash used in investing activities	(23,236)	(108,345)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,162	4,477
Remittance of taxes withheld from employee stock awards	(308)	(3,154)
Borrowings under Credit Facility	—	42,000
Repayments under Credit Facility	—	(42,000)
Business combination, net of issuance costs paid	—	389,125
Shares withheld for tax withholdings on vesting of restricted stock	(183)	—
Borrowings under Term Loan	50,000	—
Repayments under Term Loan	(313)	—
Payment of debt issuance costs	(4,075)	—
Net cash provided by financing activities	48,283	390,448
Effect of exchange rates on cash	(1,095)	168
Net (decrease) increase in cash and cash equivalents	(12,991)	143,012
Cash, cash equivalents and restricted cash, beginning of period	107,054	56,827
Cash and cash equivalents, end of period	$94,063	$199,839
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$738	$389
Cash paid during the year for income taxes, net	365	389
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$789	$13,640
Class A Common Stock issued in connection with acquisition	—	162,558
Fair value of Myx instrument and promissory note held by Old Beachbody	—	22,618
Supplemental disclosure of noncash financing activities:
Net assets assumed in the Business Combination	—	293
Warrants issued in relation to Term Loan	5,236	—
Debt issuance costs, accrued but not paid	136	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“Beachbody” or the “Company”) is a leading subscription health and wellness company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription to Beachbody On Demand (“BOD”) and, together with the Company’s live fitness and comprehensive nutrition programs, through subscription to Beachbody On Demand Interactive (“BODi”). Prior to July 2022, fitness programs were also available on the Openfit digital platform. Beachbody offers nutritional products such as Shakeology nutrition shakes, BEACHBAR snack bars, and Ladder premium supplements, which have been designed and clinically tested to help customers achieve their goals. Beachbody also offers a professional-grade stationary cycle with a 360-degree touch screen tablet and connected fitness software. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Coaches”), social media marketing channels, and direct response advertising. During the nine months ended September 30, 2022, the Company commenced and completed a process of consolidating its Openfit streaming fitness offering onto a single Beachbody digital platform. See Note 14, Restructuring, for additional information regarding the Company’s strategic realignment initiative.

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, the useful life and recoverability of long-lived assets, the valuation of warrant liabilities, the recognition and measurement of income tax assets and liabilities, the valuation of intangible assets, impairment of goodwill, and the net realizable value of inventory. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying amounts of assets and liabilities. Actual results could differ from those estimates.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. The financial data and other financial information disclosed in the notes to these unaudited condensed consolidated financial statements are also unaudited. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of the results expected for the full fiscal year or any other period.

Segments

Operating segments are defined as the components of an entity for which separate financial information is available and that are regularly reviewed by the Chief Operating Decision Maker (“CODM”) in assessing performance and in deciding how to allocate resources to an individual segment. Prior to the three months ended September 30, 2022, the Company concluded it had two operating segments, Beachbody and Other, and one reportable segment, Beachbody. During the three months ended September 30, 2022, in connection with the consolidation of its Openfit streaming fitness offering onto a single Beachbody digital platform, the Company determined that it has one consolidated operating segment and changed its segment reporting accordingly.

The Company considers its chief executive officer to be the Company’s CODM. The CODM manages business operations, evaluates performance, and allocates resources based on the Company’s consolidated net revenues and contribution margin.

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

As a result of the change in segment reporting discussed above, the Company completed a qualitative assessment for testing its goodwill by reporting unit for impairment both prior to and subsequent to the change. The qualitative assessment is an evaluation of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing its qualitative assessment, the Company considered the significant margin by which the fair value of its reporting unit exceeded carrying value in its most recent quantitative test in addition to events and changes in circumstances since its most recent quantitative test that could have significantly impacted the assumptions used in the valuation. Based on this qualitative assessment, the Company concluded that no impairment indicators existed for goodwill both prior to and subsequent to the change in segment reporting.

Indefinite-lived Intangible Assets

During the three months ended March 31, 2022, the Company determined that one of its acquired trade names no longer has an indefinite life. The Company tested the trade name for impairment before changing the useful life and determined there was no impairment based on its assessment of fair value. The Company is prospectively amortizing the trade name over its remaining estimated useful life of two years beginning January 1, 2022. The Company recorded $1.8 million, or $0.01 per share, and $5.6 million, or $0.02 per share, of amortization expense for this trade name as a component of selling and marketing expenses during the three and nine months ended September 30, 2022, respectively.

Due to reduced revenue and margin forecasts for certain products, the Company performed an interim test for impairment of indefinite-lived intangible assets as of September 30, 2022. The fair value of the indefinite-lived trade name was calculated using a relief-from-royalty approach and was determined to be lower than its carrying value, primarily due to the reduced revenue and margin forecasts for certain supplements. The Company recorded a $1.0 million non-cash impairment charge for these intangible assets during the three and nine months ended September 30, 2022.

Long-Lived Assets

Management reviews long-lived assets (including property and equipment, content assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by first grouping the long-lived assets at the lowest level for which there are identifiable cash flows, and then comparing the carrying value of each asset group to its forecasted undiscounted cash flows. If the evaluation of the forecasted undiscounted cash flows indicates that the carrying value of the asset group is not recoverable, an impairment test of the asset group is performed. Impairment is recognized if the carrying amount of the asset group exceeds its fair value. The Company performed a test for recoverability at June 30, 2022 and concluded that the carrying value of its long-lived assets was recoverable.

Due to reduced revenue and margin forecasts for certain supplements, the Company tested the related asset group for recoverability as of September 30, 2022 and determined that the asset group was not recoverable. The fair value of the assets within the asset group was then calculated to determine if an impairment loss should be recognized. The fair value of the formulae intangible assets, which is the long-lived asset within the asset group, was estimated primarily using a replacement cost methodology and calculated to be greater than the carrying value. As a result, no impairment was recognized.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The guidance in this update will be effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. The Company is evaluating the potential impact of this guidance on its consolidated financial statements and related disclosures.

2. Revenue

The Company’s revenue disaggregated by revenue type and geographic region is as follows (in thousands):

	Three months ended September 30,
	2022	2021

Revenue Type:
Digital	$72,228	$94,072
Nutrition and other	90,416	108,053
Connected fitness	3,331	5,927
Total revenue	$165,975	$208,052

Geographic region:
United States	$149,132	$187,697
Rest of world[1]	16,843	20,355
Total revenue	$165,975	$208,052

	Nine months ended September 30,
	2022	2021

Revenue Type:
Digital	$231,988	$283,547
Nutrition and other	278,596	367,895
Connected fitness	33,449	5,937
Total revenue	$544,033	$657,379

Geographic region:
United States	$487,760	$588,942
Rest of world[1]	56,273	68,437
Total revenue	$544,033	$657,379

(1) Consists of Canada, United Kingdom, and France. No single country accounted for more than 10% of total revenue during the three and nine months ended September 30, 2022 and 2021.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. During the three and nine months ended September 30, 2022, the Company recognized $14.1 million and $102.2 million of revenue that was included in the deferred revenue balance as of December 31, 2021. During the three and nine months ended September 30, 2021, the Company recognized $11.3 million and $90.5 million of revenue that was included in the deferred revenue balance as of December 31, 2020.

3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$996	$—
Total assets	$—	$996	$—

Liabilities
Public warrants	$1,621	$—	$—
Private placement warrants	—	—	640
Term Loan warrants	—	—	3,113
Total liabilities	$1,621	$—	$3,753

	December 31, 2021
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$314	$—
Total assets	$—	$314	$—

Liabilities
Public warrants	$2,701	$—	$—
Private placement warrants	—	—	2,133
Total liabilities	$2,701	$—	$2,133

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. The fair value of the public warrants, which trade in active markets, is based on quoted market prices. The fair value of derivative instruments is based on Level 2 inputs such as observable forward rates, spot rates, and foreign currency exchange rates. The Company’s private placement and Term Loan warrants are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

The following table presents significant assumptions utilized in the valuation of the private placement warrants on September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Risk-free rate	4.2%	1.2%
Dividend yield rate	—	—
Volatility	80.0%	65.0%
Contractual term (in years)	3.74	4.49
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the private placement warrants for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$800	$20,373	$2,133	$—
Assumed in Business Combination	—	—	—	26,400
Change in fair value	(160)	(12,373)	(1,493)	(18,400)
Balance, end of period	$640	$8,000	$640	$8,000

For the three and nine months ended September 30, 2022 and 2021, the change in the fair value of private placement warrants resulted from the change in price of the Company’s Class A Common Stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Term Loan Warrants

The Company determined the fair value of the Term Loan warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A Common Stock. Volatility was based on the implied volatility derived primarily from the average of the actual market activity of the Company’s peer group. The expected life was based on the remaining contractual term of the Term Loan warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the warrants’ expected life. The significant unobservable input used in the fair value measurement of the Term Loan warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively. See Note 10, Debt, for additional information regarding the Term Loan warrants.

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants on the Effective Date and at September 30, 2022:

	September 30, 2022	August 8, 2022

Risk-free rate	4.0%	2.9%
Dividend yield rate	—	—
Volatility	80.0%	75.0%
Contractual term (in years)	6.86	7.00
Exercise price	$1.85	$1.85

The following table presents changes in the fair value of the Term Loan warrants for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$—	$—	$—	$—
Issued in connection with Term Loan	5,236	—	5,236	—
Change in fair value	(2,123)	—	(2,123)	—
Balance, end of period	$3,113	$—	$3,113	$—

4. Inventory, Net

Inventory, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021

Raw materials and work in process	$18,361	$24,436
Finished goods	49,632	108,294
Total inventory, net	$67,993	$132,730

Adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $0.3 million and $32.3 million during the three and nine months ended September 30, 2022, respectively, and $1.6 million and $4.4 million during the three and nine months ended September 30, 2021, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of connected fitness cost of revenue and nutrition and other cost of revenue.

5. Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred coach costs	$32,690	$30,928
Deposits	4,263	8,915
Accounts receivable, net	871	1,225
Other	3,204	2,659
Total other current assets	$41,028	$43,727

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021

Computer software and web development	$234,473	$231,943
Computer equipment	23,779	23,691
Buildings	5,158	5,158
Leasehold improvements	4,600	5,157
Furniture, fixtures and equipment	1,777	2,442
Computer software and web development projects in-process	7,008	26,490
Property and equipment, gross	276,795	294,881
Less: Accumulated depreciation	(194,765)	(181,783)
Total property and equipment, net	$82,030	$113,098

All of the Company’s property and equipment is located in the U.S. During the three and nine months ended September 30, 2022, primarily due to the consolidation of the Company's digital platforms and office lease assignment, the Company disposed of certain property and equipment no longer in use. The Company recognized a net loss of $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively, which is reflected in nutrition and other cost of revenue and technology and development, general and administrative, and restructuring expenses in the unaudited condensed consolidated statements of operations.

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Cost of revenue	$5,068	$4,375	$21,892	$12,259
Selling and marketing	—	323	381	1,163
Enterprise technology and development	7,676	6,055	22,611	18,706
General and administrative	1	533	242	1,796
Total depreciation	$12,745	$11,286	$45,126	$33,924

7. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	September 30, 2022	December 31, 2021
Employee compensation and benefits	$27,313	$8,996
Coach costs	16,905	19,168
Inventory, shipping and fulfillment	11,028	14,360
Sales and other taxes	4,483	5,097
Information technology	3,247	10,150
Advertising	800	4,033
Customer service expenses	531	1,773
Other accrued expenses	7,388	10,948
Total accrued expenses	$71,695	$74,525

8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. During the three and nine months ended September 30, 2022, the Company recorded losses on inventory purchase commitments related to connected fitness hardware of approximately zero and $2.3 million, respectively. These losses are included in accrued expenses in the unaudited condensed consolidated balance sheets and connected fitness cost of revenue in the unaudited condensed consolidated statements of operations. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding September 30, 2022 are as follows (in thousands):

Three months ending December 31, 2022	$22,507
Year ending December 31, 2023	7,235
Year ending December 31, 2024	1,844
Year ending December 31, 2025	1,385
Year ending December 31, 2026	100
Thereafter	150
$33,221

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2027 and certain equipment under a finance lease expiring in 2024. These lease obligations will require payments of approximately $0.6 million during the three months ending December 31, 2022 and $6.0 million for the year ending December 31, 2023 and thereafter through 2027.

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

9. Acquisition

On June 25, 2021, the Company acquired 100% of the equity of Myx Fitness Holdings, LLC. The Company recognized the acquired assets and assumed liabilities of Myx based on estimates of their acquisition date fair values.

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

(in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Pro forma combined:
Revenue	$208,052	$688,595
Net loss	(41,977)	(109,725)

10. Debt

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors on the signature pages (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch Finance, LLC, as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement (the “Financing Agreement”). The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. In addition, the Financing Agreement permits the Company to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. Borrowings under the Term Loan are unconditionally guaranteed by the Guarantors, and all present and future material U.S. and Canadian subsidiaries of the Company. Such security interest consists of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.2 million of third-party debt issuance costs which are recorded in the unaudited condensed consolidated balance sheets as a reduction of long-term debt as of September 30, 2022 and are being amortized over the term of the Term Loan using the effective-interest method. As of September 30, 2022, borrowings outstanding under the Term Loan were $49.7 million. The Term Loan matures on August 8, 2026.

The Term Loan borrowings may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR”) loans. Reference Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greater of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the “SOFR Rate” (based upon an interest period of 1 month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR loans bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the “SOFR Rate” (based upon an interest period of 3 months). The “SOFR Rate” is subject to a floor of 1.00%. In addition, the Term Loan borrowings bear additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the loans on each anniversary of the Effective Date. The $50.0 million Term Loan was a SOFR loan, with an effective interest rate of 19.40%. The Company recorded $1.2 million of interest related to the Term Loan during the three and nine months ended September 30, 2022.

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch Finance, LLC warrants for the purchase of 4,716,756 shares of the Company’s Class A Common Stock at an exercise price of $1.85 per share. The warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the warrants. The warrants were recorded at an initial fair value of $5.2 million in the unaudited condensed consolidated balance sheets as warrant liabilities and a reduction of long-term debt as of September 30, 2022. The initial value of the warrants is being amortized as a debt discount over the term of the Term Loan using the effective-interest method.

The aggregate amounts of payments due for the periods succeeding September 30, 2022 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Three months ending December 31, 2022	$312
Year ending December 31, 2023	1,250
Year ending December 31, 2024	1,563
Year ending December 31, 2025	2,500
Year ending December 31, 2026	44,063
Total debt	$49,688
Less current portion	(1,250)
Less unamortized debt discount and debt issuance costs	(9,185)
Add capitalized paid-in-kind interest	221
Total long-term debt	$39,474

The Term Loan amortizes at 2.50% per year from the Effective Date to the date that is the second anniversary of the Effective Date, payable on a quarterly basis, and thereafter, at 5.00% per year, payable on a quarterly basis. The Financing Agreement contains certain customary covenants with which the Company was in compliance as of September 30, 2022.

11. Stockholders’ Equity

As of September 30, 2022, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock and 100,000,000 shares are designated as Preferred Stock.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended September 30, 2022 and 2021 (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at June 30, 2021	$(115)	$98	$(17)
Other comprehensive loss before reclassifications	(17)	(40)	(57)
Amounts reclassified from accumulated other comprehensive income (loss)	142	—	142
Tax effect	(53)	—	(53)
Balances at September 30, 2021	$(43)	$58	$15

Balances at June 30, 2022	$(39)	$(36)	$(75)
Other comprehensive loss before reclassifications	444	(129)	315
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	(2)
Tax effect	111	—	111
Balances at September 30, 2022	$514	$(165)	$349

The following tables summarize changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2022 and 2021 (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at December 31, 2020	$(246)	$44	$(202)
Other comprehensive loss before reclassifications	(187)	14	(173)
Amounts reclassified from accumulated other comprehensive income (loss)	481	—	481
Tax effect	(91)	—	(91)
Balances at September 30, 2021	$(43)	$58	$15

Balances at December 31, 2021	$(32)	$11	$(21)
Other comprehensive loss before reclassifications	295	(176)	119
Amounts reclassified from accumulated other comprehensive income (loss)	141	—	141
Tax effect	110	—	110
Balances at September 30, 2022	$514	$(165)	$349

12. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	41,753,042	$3.86	5.92	$11,379
Granted	20,830,554	1.21
Exercised	(1,879,095)	1.52
Forfeited	(8,768,491)	4.47
Expired	(1,017,340)	1.99
Outstanding at September 30, 2022	50,918,670	$2.79	6.19	$—
Exercisable at September 30, 2022	23,886,065	$2.65	2.94	$—

The intrinsic value of options exercised was $0.8 million for the nine months ended September 30, 2022.

A summary of RSU activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2021	573,678	$5.97
Granted	3,693,286	1.21
Vested	(856,697)	2.51
Forfeited	(251,082)	4.62
Outstanding at September 30, 2022	3,159,185	$1.45

On January 1, 2022, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 15,479,188 pursuant to the terms of the 2021 Plan. As of September 30, 2022, 15,188,356 shares of Class A Common Stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld an aggregate amount of $0.2 million for the nine months ended September 30, 2022 which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

Equity-Based Compensation Expense

The fair value of each award as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to determine the fair value of option grants:

	Nine months ended September 30,
	2022	2021
Risk-free rate	2.9%	1.0%
Dividend yield rate	—	—
Volatility	52.5%	53.6%
Expected term (in years)	6.08	6.21
Weighted-average grant date fair value	$0.63	$5.03

Equity-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Cost of revenue	$413	$385	$1,130	$567
Selling and marketing	2,578	2,359	5,235	5,692
Enterprise technology and development	364	919	1,274	1,582
General and administrative	2,246	2,081	5,527	2,998
Total equity-based compensation	$5,601	$5,744	$13,166	$10,839

As of September 30, 2022, the total unrecognized equity-based compensation expense was $48.4 million, which will be recognized over a weighted-average remaining period of 2.81 years.

13. Derivative Financial Instruments

As of September 30, 2022 and December 31, 2021, the notional amount of the Company’s outstanding foreign exchange options was $24.2 million and $30.4 million, respectively. There were no outstanding forward contracts as of September 30, 2022 and December 31, 2021.

The following table shows the pre-tax effects of the Company’s derivative instruments on its unaudited condensed consolidated statements of operations (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Financial Statement Line Item	2022	2021	2022	2021

Unrealized gains (losses)	Other comprehensive income (loss)	$444	$(17)	$295	$(187)

Gains (losses) reclassified from accumulated other	Cost of revenue	$3	$(56)	$(59)	$(194)
comprehensive income into net loss	General and administrative	(1)	(86)	(82)	(287)
Total amounts reclassified		$2	$(142)	$(141)	$(481)

Gains (losses) recognized on derivatives not designated as hedging instruments	Cost of revenue	$159	$(6)	$114	$(47)

14. Restructuring

Restructuring charges relate primarily to the Company’s 2022 strategic alignment initiative to consolidate its streaming fitness and nutrition offerings into a single Beachbody platform. The Company recognized restructuring costs of $1.5 million and $10.0 million during the three and nine months ended September 30, 2022, respectively, comprised primarily of termination benefits related to headcount reductions, of which $1.9 million is included in accrued expenses in the unaudited condensed consolidated balance sheets. In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended September 30, 2022 (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	June 30, 2022	Charges	Utilizations	September 30, 2022
Employee-related costs	$1,320	$1,492	$(879)	$1,933
Total costs	$1,320	$1,492	$(879)	$1,933

The following table summarizes the Company’s restructuring costs activity during the nine months ended September 30, 2022 (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2021	Charges	Utilizations	September 30, 2022
Employee-related costs	$—	$10,047	$(8,114)	$1,933
Total costs	$—	$10,047	$(8,114)	$1,933

During the nine months ended September 30, 2022, the Company determined that the useful life of certain computer software, web development, and content assets would end upon the completion of its platform consolidation. The Company accelerated depreciation of these computer software and web development assets and recorded no accelerated depreciation, and $3.4 million, or $0.01 per share, of additional depreciation expense as a component of digital cost of revenue and nutrition and other cost of revenue during the three and nine months ended September 30, 2022, respectively. The Company also accelerated amortization of these content assets and recorded $0.1 million, or $0.00 per share, and $2.7 million, or 0.01 per share, of additional amortization as a component of digital cost of revenue during three and nine months ended September 30, 2022, respectively.

15. Income Taxes

The Company recorded a benefit for income taxes of $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, and a benefit for income taxes of $1.5 million and $12.7 million for the three and nine months ended September 30, 2021, respectively. The effective benefit tax rate was 1.6% and 1.0% for the three and nine months ended September 30, 2022, respectively, and 3.6% and 13.4% for the three and nine months ended September 30, 2021, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and nine months ended September 30, 2022 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and nine months ended September 30, 2022.

16. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X Common Stock is as follows (in thousands, except share and per share information):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(33,859)	$(39,922)	$(149,259)	$(82,420)

Denominator:
Weighted-average common shares outstanding, basic and diluted	307,949,355	304,599,205	307,178,173	265,117,012

Net loss per common share, basic and diluted	$(0.11)	$(0.13)	$(0.49)	$(0.31)

Basic net loss per common share is the same as dilutive net loss per common share for each of the three and nine months ended September 30, 2022 and each of the three and nine months ended September 30, 2021 as the inclusion of all potential common shares would have been antidilutive.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	September 30,
	2022	2021

Options	50,918,670	41,707,329
RSUs	3,159,185	280,309
Compensation warrants	3,980,656	3,980,656
Public and private placement warrants	15,333,333	15,333,333
Term Loan warrants	4,716,756	—
Earn-out shares	3,750,000	3,750,000
	81,858,600	65,051,627

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

Overview

Beachbody is a leading subscription health and wellness company. We focus primarily on digital content, supplements, connected fitness, and consumer health and wellness. Our goal is to continue to provide holistic health and wellness content and subscription-based solutions. We are the creator of some of the world’s most popular fitness programs, including P90X, Insanity, and 21 Day Fix, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix and 2B Mindset, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our Beachbody On Demand and Beachbody On Demand Interactive streaming services.

We offer nutritional products such as Shakeology nutrition shakes, BEACHBAR snack bars, and Ladder premium supplements as well as a professional-grade stationary cycle with a 360-degree touch screen tablet and connected fitness software. Leveraging our history of fitness content creation, nutrition innovation, and our network of micro-influencers, whom we call Coaches, we plan to continue market penetration into connected fitness to reach a wider health, wellness and fitness audience.

Historically, our revenue has been generated primarily through our network of Coaches, social media marketing channels, and direct response advertising. Components of revenue include recurring digital subscription revenue, connected fitness revenue, and revenue from the sale of nutritional and other products. In addition to selling individual products on a one-time basis, we bundle digital and nutritional products together at discounted prices.

For the three months ended September 30, 2022, as compared to the three months ended September 30, 2021:

•
Total revenue was $166.0 million, a 20% decrease;
•
Digital revenue was $72.2 million, a 23% decrease;
•
Nutrition and other revenue was $90.4 million, a 16% decrease;
•
Connected fitness revenue was $3.3 million, a 44% decrease;
•
Net loss was $33.9 million, compared to net loss of $39.9 million; and
•
Adjusted EBITDA was ($6.2) million, compared to ($43.4) million.

For the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021:

•
Total revenue was $544.0 million, a 17% decrease;
•
Digital revenue was $232.0 million, a 18% decrease;
•
Nutrition and other revenue was $278.6 million, a 24% decrease;
•
Connected fitness revenue was $33.4 million;
•
Net loss was $149.3 million, compared to net loss of $82.4 million; and
•
Adjusted EBITDA was ($26.8) million, compared to ($59.5) million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Recent Developments

We believe post-pandemic consumer behavior, the general slowdown of the global economy, and rising prices for consumer products and services have adversely impacted demand for at-home fitness solutions. These adverse conditions, combined with unprecedented supply chain surcharges and disruptions, have contributed to declines in our gross margins. Given the uncertainty for how long these macroeconomic factors will continue, we currently anticipate the negative impact to our gross margins to continue at least through the remainder of fiscal year 2022. We plan to mitigate these challenging macroeconomic factors with strategies that we expect will drive our future success and growth.

Digital Gross Margin

We believe our “One Brand” strategy, which consolidated our streaming content into a single Beachbody platform and was implemented during the third quarter of 2022, will simplify our product offerings for customers and lead to an increase in customer acquisition. We believe that strengthening our Coach network will generate additional digital revenue from our Coach business management online platform as well as drive growth in digital and nutritional subscriptions. Since the second quarter of 2022, we have been testing new incentives and training programs for our Coach network to improve Coach recruitment and retention and their ability to reach more customers.

Nutrition and Other Gross Margin

Our nutritional products are often bundled with digital content offerings, and we continue to develop enhancements to our upsell and cross-sell capabilities. We are also currently reviewing our nutritional product portfolio and will simplify our offerings with nutritional products that meet our profitability requirements and/or reflect market demand. We also intend to test price increases to counteract rising supply chain costs.

Connected Fitness Gross Margin

We anticipate that our connected fitness gross margin will remain negative until we sell through our current inventory on hand. As a result of supply chain constraints, we have adjusted our inventory to net realizable value based on the costs to manufacture, transport, fulfill, and ship a Beachbody Bike. Incremental costs of revenue excluded from this adjustment, such as customer service, personnel-related expenses, and amortization of acquired intangible assets, have led to an unprofitable margin. We have been limited in our ability to sufficiently increase pricing to mitigate costs due to the highly competitive nature of the connected fitness market. For the remainder of 2022, we will explore different strategies such as pricing and bundling to accelerate demand for our current inventory. Consumer response to these strategies is uncertain, and we may be required to continue to reduce the carrying value of connected fitness inventory through the remainder of the year. See “Risk Factors - Risks Related to Our Business and Industry - Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in our Annual Report on Form 10-K.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of September 30,
	2022	2021

Digital subscriptions (millions)	2.10	2.64
Nutritional subscriptions (millions)	0.24	0.34

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Average digital retention	95.7%	95.6%	95.6%	95.5%
Total streams (millions)	27.5	35.9	96.7	136.4
DAU/MAU	29.5%	29.6%	30.4%	32.1%

Revenue (millions)	$166.0	$208.1	$544.0	$657.4
Gross profit (millions)	$104.7	$135.0	$285.0	$447.4
Gross margin	63%	65%	52%	68%

Net loss (millions)	$(33.9)	$(39.9)	$(149.3)	$(82.4)
Adjusted EBITDA (millions)	$(6.2)	$(43.4)	$(26.8)	$(59.5)

Please see “Non-GAAP Information” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Digital Subscriptions

Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions include BOD, BODi, and prior to Q3 2022, Openfit subscriptions. Digital subscriptions include paid and free-to-pay subscriptions, with free-to-pay subscriptions representing approximately 1% of total digital subscriptions on average. Digital subscriptions are inclusive of all billing plans, currently for annual, semi-annual, quarterly and monthly billing intervals.

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

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Net loss	$(33,859)	$(39,922)	$(149,259)	$(82,420)
Adjusted for:
Impairment of intangible assets	1,000	—	1,000	—
Depreciation and amortization	17,306	14,616	58,858	40,557
Amortization of capitalized cloud computing implementation costs	126	168	462	504
Amortization of content assets	5,493	3,889	18,673	10,008
Interest expense	1,152	62	1,174	490
Income tax benefit	(549)	(1,487)	(1,536)	(12,739)
Equity-based compensation	5,601	5,744	13,166	10,839
Inventory net realizable value adjustment (1)	(1,867)	—	23,569	—
Transaction costs	—	677	2	2,819
Restructuring and platform consolidation costs (2)	1,745	—	11,718	—
Change in fair value of warrant liabilities	(2,362)	(30,274)	(4,696)	(35,664)
Other adjustment items (3)	—	3,044	—	9,082
Non-operating (4)	(15)	71	61	(3,017)
Adjusted EBITDA	$(6,229)	$(43,412)	$(26,808)	$(59,541)

(1)
Represents a non-cash expense to reduce the carrying value of our connected fitness inventory and related future commitments. This adjustment is included because of its unusual magnitude due to disruptions in the connected fitness market.
(2)
Includes restructuring expense and non-recurring personnel costs associated primarily with the consolidation of our digital platforms.
(3)
Incremental costs associated with COVID-19.
(4)
Includes interest income, and during the nine months ended September 30, 2021, also includes the gain on investment on the Myx convertible instrument.

Results of Operations

Prior to the three months ended September 30, 2022, we operated and managed our business in two operating segments, Beachbody and Other, and one reportable segment, Beachbody. During the three months ended September 30, 2022, in connection with the consolidation of our Openfit streaming fitness offering onto a single Beachbody digital platform and based on the information used by management to monitor performance and make operating decisions, we changed our segment reporting as it was determined that there is one consolidated operating segment. See Note 1, Description of Business and Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Report for additional information regarding our segment.

The following discussion of our results and operations is on a consolidated basis.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue:
Digital	$72,228	$94,072	$231,988	$283,547
Nutrition and other	90,416	108,053	278,596	367,895
Connected fitness	3,331	5,927	33,449	5,937
Total revenue	165,975	208,052	544,033	657,379
Cost of revenue:
Digital	16,078	12,124	50,909	34,858
Nutrition and other	40,486	50,682	127,262	164,679
Connected fitness	4,745	10,261	80,910	10,417
Total cost of revenue	61,309	73,067	259,081	209,954
Gross profit	104,666	134,985	284,952	447,425
Operating expenses:
Selling and marketing	93,145	153,782	286,213	438,672
Enterprise technology and development	25,686	29,680	83,516	83,718
General and administrative	19,532	23,346	59,189	58,523
Restructuring	1,492	—	10,047	—
Impairment of intangible assets	1,000	—	1,000	—
Total operating expenses	140,855	206,808	439,965	580,913
Operating loss	(36,189)	(71,823)	(155,013)	(133,488)
Other income (expense)
Change in fair value of warrant liabilities	2,362	30,274	4,696	35,664
Interest expense	(1,152)	(62)	(1,174)	(490)
Other income, net	571	202	696	3,155
Loss before income taxes	(34,408)	(41,409)	(150,795)	(95,159)
Income tax benefit	549	1,487	1,536	12,739
Net loss	$(33,859)	$(39,922)	$(149,259)	$(82,420)

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

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$72,228	$94,072	$(21,844)	(23%)
Nutrition and other	90,416	108,053	(17,637)	(16%)
Connected fitness	3,331	5,927	(2,596)	(44%)
Total revenue	$165,975	$208,052	$(42,077)	(20%)

The decrease in digital revenue for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to an $11.9 million decrease in revenue generated from our online Coach business management platform as a result of fewer Coaches. The decrease in Coaches was primarily attributable to our preferred customer membership program, which launched at the end of Q3 2021, as certain Coaches elected to become preferred customers rather than remain in our Coach network. The change in digital revenue was also due to a $9.2 million decrease in revenue from our digital streaming services due to 20% fewer subscriptions.

The decrease in nutrition and other revenue for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a $23.4 million decrease in revenue from nutritional products and a $1.8 million decrease in associated shipping revenue as we ended Q3 2022 with 29% fewer nutritional subscriptions compared to Q3 2021. These decreases were partially offset by $8.1 million of revenue associated with our preferred customer membership program, which launched at the end of Q3 2021.

The decrease in connected fitness revenue for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to lower demand resulting from reduced promotional activity compared to the launch of the Beachbody Bike beginning in Q3 2021.

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$231,988	$283,547	$(51,559)	(18%)
Nutrition and other	278,596	367,895	(89,299)	(24%)
Connected fitness	33,449	5,937	27,512	NM
Total revenue	$544,033	$657,379	$(113,346)	(17%)

NM = not meaningful

The decrease in digital revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $36.3 million decrease in revenue generated from our online Coach business management platform as a result of fewer Coaches. The decrease in Coaches was primarily attributable to our preferred customer membership program, which launched at the end of Q3 2021, as certain Coaches elected to become preferred customers rather than remain in our Coach network. The change in digital revenue was also due to a $14.3 million decrease in revenue from our digital streaming services which was due, in part, to 20% fewer digital subscriptions.

The decrease in nutrition and other revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $99.7 million decrease in revenue from nutritional products and a $9.4 million decrease in associated shipping revenue as we ended Q3 2022 with 29% fewer nutritional subscriptions compared to Q3 2021. These decreases were partially offset by $25.4 million of revenue associated with our preferred customer membership program, which launched at the end of Q3 2021.

The increase in connected fitness revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 was primarily due to the acquisition of Myx on June 25, 2021; there was minimal connected fitness revenue for the six months ended June 30, 2021.

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

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$16,078	$12,124	$3,954	33%
Nutrition and other	40,486	50,682	(10,196)	(20%)
Connected fitness	4,745	10,261	(5,516)	(54%)
Total cost of revenue	$61,309	$73,067	$(11,758)	(16%)

Gross profit
Digital	$56,150	$81,948	$(25,798)	(31%)
Nutrition and other	49,930	57,371	(7,441)	(13%)
Connected fitness	(1,414)	(4,334)	2,920	67%
Total gross profit	$104,666	$134,985	$(30,319)	(22%)

Gross margin
Digital	78%	87%
Nutrition and other	55%	53%
Connected fitness	(42%)	(73%)

The increase in digital cost of revenue for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was due to a $2.5 million increase in personnel-related expenses as a result of a shift in headcount focused on our digital streaming services and a $1.6 million increase in the amortization of content assets primarily related to BODi which launched in the fourth quarter of 2021. The decrease in digital gross margin for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily the result of the higher fixed expenses - content assets amortization, depreciation, and personnel-related expenses - on lower digital revenue.

The decrease in nutrition and other cost of revenue for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a $5.7 million decrease in product costs as the result of the decrease in nutrition and other revenue and a $3.6 million decrease in customer service due to a decrease in the volume of contacts related to nutrition and other revenue. Nutrition and other gross margin increased primarily as a result of the favorable shift in revenue from the preferred customer membership program and lower customer service expense, partially offset by higher fixed expenses such as depreciation and personnel-related expenses on lower nutrition and other revenue.

The decrease in connected fitness cost of revenue was driven by lower connected fitness revenue. The negative connected fitness gross margin improvement for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to lower product costs as a result of the reduced value of inventory compared to the prior year quarter, partially offset by higher fulfillment costs.

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$50,909	$34,858	$16,051	46%
Nutrition and other	127,262	164,679	(37,417)	(23%)
Connected fitness	80,910	10,417	70,493	NM
Total cost of revenue	$259,081	$209,954	$49,127	23%

Gross profit
Digital	$181,079	$248,689	$(67,610)	(27%)
Nutrition and other	151,334	203,216	(51,882)	(26%)
Connected fitness	(47,461)	(4,480)	(42,981)	NM
Total gross profit	$284,952	$447,425	$(162,473)	(36%)

Gross margin
Digital	78%	88%
Nutrition and other	54%	55%
Connected fitness	(142%)	(75%)

The increase in digital cost of revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily driven by an $8.7 million increase in the amortization of content assets primarily related to BODi, which launched in the fourth quarter of 2021, and content acquired from Myx in June 2021. The change in digital cost of revenue was also due to a $6.2 million increase in depreciation expense primarily related to the BODi platform and a change in useful life of certain assets in connection with our digital platform consolidation. The decrease in digital gross margin for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily the result of higher fixed content assets amortization and depreciation on lower digital revenue.

The decrease in nutrition and other cost of revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $36.5 million decrease in product, freight, fulfillment, and shipping expense as the result of the decrease in nutrition and other revenue. Nutrition and other gross margin slightly decreased primarily as a result of higher fixed depreciation and personnel-related expenses on lower nutrition and other revenue, partially offset by the favorable shift in revenue from the preferred customer membership program.

The increase in connected fitness cost of revenue was primarily due to the acquisition of Myx on June 25, 2021; there was no connected fitness cost of revenue for periods prior to the acquisition. The negative connected fitness gross margin for the nine months ended September 30, 2022 was primarily due to $28.3 million in adjustments for excess and obsolete inventory and to reduce the carrying value of connected fitness inventory to its net realizable value in addition to higher product, freight, and shipping costs due to supply chain surcharges and constraints and lower pricing in line with a highly-competitive connected fitness market. The decline in the connected fitness gross margin was primarily related to the inventory adjustments as no such adjustments were made during the nine months ended September 30, 2021.

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

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$93,145	$153,782	$(60,637)	(39%)
As a percentage of total revenue	56.1%	73.9%

The decrease in selling and marketing expense for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a $45.5 million decrease in online and television media expense and a $14.1 million decrease in Coach compensation, which was in line with the decrease in commissionable revenue.

Selling and marketing expense as a percentage of total revenue decreased by 1,780 basis points primarily due to a decrease in our media investments compared to the three months ended September 30, 2021. We have reduced our media spend as part of our strategic realignment and in an effort to invest in media that has the highest probability of return on investment.

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$286,213	$438,672	$(152,459)	(35%)
As a percentage of total revenue	52.6%	66.7%

The decrease in selling and marketing expense for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $111.1 million decrease in television media and online advertising expense and a $50.4 million decrease in Coach compensation, which was in line with the decrease in commissionable revenue. These decreases were partially offset by a $9.0 million increase in expenses from Coach events due to the return to in-person events during the nine months ended September 30, 2022.

Selling and marketing expense as a percentage of total revenue decreased by 1,410 basis points primarily due to the decrease in media investments compared to the nine months ended September 30, 2021. We have reduced our media spend as part of our strategic realignment and in an effort to invest in media that has the highest probability of return on investment.

Enterprise Technology and Development

Enterprise technology and development expenses primarily relate to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. This includes maintenance and enhancements of the Company’s enterprise resource planning system, which is the core of our accounting, procurement, supply chain and other business support systems. Enterprise technology and development also includes reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, and other non-customer facing applications. Enterprise technology and development expenses include personnel-related expenses for employees and consultants who create improvements to and maintain technology systems and are involved in the research and development of new and existing nutritional products, depreciation of enterprise technology-related assets, software licenses, hosting expenses, and technology equipment leases.

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$25,686	$29,680	$(3,994)	(13%)
As a percentage of total revenue	15.5%	14.3%

The decrease in enterprise technology and development expense for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a $5.6 million decrease in personnel-related expenses related to lower headcount. This decrease was partially offset by a $1.6 million increase in depreciation expense related to the technology initiatives that were completed in Q4 2021.

Enterprise technology and development expense as a percentage of total revenue increased by 120 basis points due to lower total revenue.

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$83,516	$83,718	$(202)	NM
As a percentage of total revenue	15.4%	12.7%

The decrease in enterprise technology and development expense for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $3.7 million decrease in personnel-related expenses as the result of lower headcount and a $0.4 million decrease in research and development expenses, partially offset by a $3.9 million increase in depreciation expense related to technology initiatives that were completed in Q4 2021.

Enterprise technology and development expense as a percentage of total revenue increased by 270 basis points due to lower total revenue.

General and Administrative

General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

General and administrative	$19,532	$23,346	$(3,814)	(16%)
As a percentage of total revenue	11.8%	11.2%

The decrease in general and administrative expense for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a $1.6 million decrease in rent expense due to our Santa Monica office lease assignment, a $1.2 million decrease in recruiting expense due to fewer headcount additions, and a $0.7 million decrease in personnel-related expenses due to lower headcount.

General and administrative expense as a percentage of total revenue increased by 60 basis points due to lower total revenue.

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

General and administrative	$59,189	$58,523	$666	1%
As a percentage of total revenue	10.9%	8.9%

The increase in general and administrative expense for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $5.0 million increase in personnel-related expenses and a $2.7 million increase in accounting and other professional fees as a result of operating as a public company. These increases were partially offset by a $4.9 million decrease in rent expense due to our Santa Monica office lease assignment and a $2.2 million decrease in recruiting expenses due to fewer headcount additions.

General and administrative expense as a percentage of total revenue increased by 200 basis points due to higher fixed costs on lower total revenue.

Restructuring

Restructuring charges primarily relate to our 2022 strategic alignment initiative to consolidate our streaming fitness and nutrition offerings into a single Beachbody platform. The charges incurred mainly relate to employee termination costs.

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Restructuring	$1,492	$—	$1,492	NM

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Restructuring	$10,047	$—	$10,047	NM

Impairment of Intangible Assets

In testing for impairment of our indefinite-lived intangible asset, we compared the carrying value of the trade name to its estimated fair value. Fair value was estimated using an income approach, specifically the relief-from-royalty approach, and included significant assumptions related to the royalty rate and revenue growth. Based on this analysis, we recognized an impairment charge as the fair value of the indefinite-lived trade name was determined to be less than its carrying value primarily due to lower revenue in the current year and long-term forecast.

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Impairment of intangible assets	$1,000	$—	$1,000	—

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Impairment of intangible assets	$1,000	$—	$1,000	—

Other Income (Expense)

The change in fair value of warrant liabilities consists of the fair value changes of the public, private placement, and Term Loan warrants. Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt discount and issuance costs for our Financing Agreement in 2022 and Credit Facility in 2021. Other income, net, consists of interest income earned on investments and gains (losses) on foreign currency.

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$2,362	$30,274	$(27,912)	(92%)
Interest expense	(1,152)	(62)	(1,090)	1,758%
Other income, net	571	202	369	183%

The decrease in change in fair value of warrant liabilities during the three months ended September 30, 2022, as compared to three months ended September 30, 2021, primarily resulted from a relatively lower decline in our stock price during the quarter. The increase in interest expense was due to borrowings under the Term Loan during the three months ended September 30, 2022 compared to no borrowings outstanding during the three months ended September 30, 2021. The increase in other income was primarily due to higher interest income as a result of higher interest rates on our cash balances and increased foreign currency gains.

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$4,696	$35,664	$(30,968)	(87%)
Interest expense	(1,174)	(490)	(684)	140%
Other income, net	696	3,155	(2,459)	(78%)

The decrease in change in fair value of warrant liabilities during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily resulted from a relatively lower decline in our stock price during 2022. The increase in interest expense was due to higher interest rates on borrowings outstanding during the nine months ended September 30, 2022 compared to during the nine months ended September 30, 2021. The decrease in other income was primarily due to the gain on the investment in the convertible instrument from Myx prior to June 25, 2021; there was no similar investment in 2022.

Income Tax Benefit

Income tax benefit consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Income tax benefit	$549	$1,487	$(938)	(63%)

The income tax benefit decrease for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to the decrease in operating loss and a decrease in the net benefit from discrete events.

	Nine months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Income tax benefit	$1,536	$12,739	$(11,203)	(88%)

The income tax benefit decrease for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily driven by a decrease in the net benefit from discrete events. We recorded significant deferred tax liabilities in connection with the acquisition of Myx, which was a discrete Q2 2021 event, for which we will not incur future taxable income. This partially reduced our need for a valuation allowance, resulting in income tax benefit recorded during the nine months ended September 30, 2021; there was no similar benefit recorded during the nine months ended September 30, 2022.

Liquidity and Capital Resources

	Nine months ended September 30,
	2022	2021
	(dollars in thousands)

Net cash used in operating activities	$(36,943)	$(139,259)
Net cash used in investing activities	(23,236)	(108,345)
Net cash provided by financing activities	48,283	390,448

As of September 30, 2022, we had cash and cash equivalents totaling $94.1 million.

Net cash used in operating activities was $36.9 million for the nine months ended September 30, 2022 compared to net cash used in operating activities of $139.3 million for the nine months ended September 30, 2021. The decrease in cash used in operating activities during the nine months ended September 30, 2022, compared to the prior year quarter, was primarily due to reduced purchases of inventory and media, in line with expectations. During the nine months ended September 30, 2022, we returned to a performance marketing model which drives in-quarter or next-quarter payback and which reduced media spend by approximately $98.3 million compared to the prior year period. Also, as of September 30, 2022, we expect that our connected fitness inventory is sufficient to meet expected demand over the next year.

Net cash used in investing activities was $23.2 million and $108.3 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net cash used in investing activities was primarily due to a $37.8 million decrease in capital expenditures. As expected, capital expenditures are lower in 2022 compared to prior year due to the completion of significant projects at the end of 2021. The decrease in net cash used in investing activities was also due to $47.3 million related to the Myx acquisition, investment in the convertible instrument in Myx, and other investment during the nine months ended September 30, 2021, compared to no similar acquisition or investments during the nine months ended September 30, 2022.

Net cash provided by financing activities was $48.3 million and $390.4 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net cash provided by financing activities was primarily due to the completion of the Business Combination during the nine months ended September 30, 2021 compared to the Term Loan borrowing, net of debt issuance costs during the nine months ended September 30, 2022. See below and Note 10, Debt, for additional discussion of the debt financing entered into during Q3 2022. We are using the proceeds for general corporate purposes and to pay transaction fees and expenses related to the Term Loan.

On August 8, 2022 (the “Effective Date”), we entered into a financing agreement with a third-party lender which provides for senior secured term loans in an aggregate principal amount of $50.0 million and permits borrowing up to an additional $25.0 million, subject to certain terms and conditions. The $50.0 million Term Loan was funded on the Effective Date and bears interest at our option of either (i) the reference rate as defined in the agreement or (ii) the Secured Overnight Financing Rate (“SOFR”) as defined in the agreement. In addition, the Term Loan borrowings bear interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the loans on each anniversary of the Effective Date. During the three months ended September 30, 2022, the Term Loan was a SOFR loan, with an effective interest rate of 19.40%. We paid $4.1 million of third-party debt issuance costs during the three months ended September 30, 2022, and are required to pay an annual fee of $0.25 million. The Term Loan requires annual amortization of 2.50% in the first two years and 5.00% in the final two years, paid quarterly, and certain mandatory repayments as defined in the agreement. As of September 30, 2022, borrowings outstanding under the Term Loan were $49.7 million. The Term Loan matures on August 8, 2026. The Term Loan provides customary restrictions and requires compliance with certain financial and other covenants, with which we are in compliance as of September 30, 2022.

In connection with the Term Loan, we issued warrants to certain holders affiliated with the lender for the purchase of 4,716,756 million shares of the Company’s Class A Common Stock at an exercise price of $1.85 per share. The warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The warrants have a seven-year term from the Effective Date.

As of September 30, 2022, we have $39.9 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth and overall economic conditions. We continue to assess and efficiently manage our working capital, and expect to generate additional liquidity through continued cost control initiatives. We believe that existing cash and cash equivalents and cost control initiatives will provide the Company with sufficient liquidity to meet our anticipated cash needs, including debt service requirements, for the next twelve months.

We may explore additional equity or debt financing to supplement our anticipated working capital balances and further strengthen our financial position, but do not at this time know which form it will take or what the terms will be. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. The sale of additional equity would result in additional dilution to our shareholders. There can be no assurances that we will be able to raise additional capital in amounts or on terms acceptable to us.

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

We test goodwill for impairment at a level within the Company referred to as the reporting unit. Prior to the three months ended September 30, 2022, we concluded we had two reporting units, Beachbody and Other, because none of the components of either operating segment constituted a business for which discrete financial information was available or had operating results which were regularly reviewed by segment management. There was no goodwill held by the Other reporting unit. Due to the sustained decline in our market capitalization and macroeconomic factors observed during the three months ended June 30, 2022, we performed an interim test for impairment of our Beachbody reporting unit goodwill.

In performing the interim impairment test for goodwill, we elected to bypass the qualitative assessment and proceed to performing the quantitative test. We compared the carrying value of the reporting unit to its estimated fair value. Fair value is estimated using a combination of a market approach and an income approach, with significant assumptions related to guideline company financial multiples used in the market approach and significant assumptions about revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach. As of June 30, 2022, the Beachbody reporting unit’s fair value exceeded the carrying value by approximately 60%.

During the three months ended September 30, 2022, in connection with the consolidation of the Openfit streaming fitness offering onto a single Beachbody digital platform, we changed our segment reporting as we determined that there is one consolidated operating segment. As a result of the change in segment reporting, we tested our goodwill by reporting unit for impairment both prior to and subsequent to the change. We assessed the carrying value of goodwill by reporting unit and determined, based on qualitative factors, that no impairment indicators existed for goodwill.

Due to reduced revenue and margin forecasts for certain supplements, we performed an interim test for impairment of certain indefinite-lived intangible assets as of September 30, 2022. The fair value of the indefinite-lived trade name was calculated using a relief-from-royalty approach and was determined to be lower than its carrying value, primarily due to the reduced revenue and margin forecasts for certain supplements. We recorded a $1.0 million non-cash impairment charge for these intangible assets during the three and nine months ended September 30, 2022.

Due to reduced revenue and margin forecasts for certain supplements, we tested the related asset group for recoverability as of September 30, 2022. In testing for recoverability, we compared the carrying value of the asset group to its forecasted undiscounted cash flows to determine whether it was recoverable. Because the carrying value of the asset group did not exceed its future undiscounted cash flows, we then calculated the fair value of the assets within the asset group. The fair value of the formulae intangible assets, which is the long-lived asset within the asset group, was calculated to be greater than its carrying value. As a result, no impairment was recognized.

Management will continue to monitor its reporting unit for changes in the business environment that could impact its fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting unit may include the duration of the COVID-19 global pandemic, its impact on the global economy, supply chain disruptions and demand for at-home fitness solutions; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital and our subscriber growth rates. Changes in any of the assumptions used in the valuation of the reporting unit, or changes in the business environment could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For three months ended September 30, 2022 and 2021, approximately 10% of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

The aggregate notional amount of foreign exchange derivative instruments at September 30, 2022 and December 31, 2021 was $24.2 million and $30.4 million, respectively.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Item 1A. Risk Factors.

Other than as set forth below, there have been no material developments with respect to the information previously reported under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below.

Risks Related to Our Indebtedness

The Financing Agreement restricts our current and future operations and our ability, and the ability of our future subsidiaries, to engage in certain business and financial transactions, and, as a result, may adversely affect our business, financial position, results of operations and cash flows.

The Financing Agreement contains a number of covenants that limit our ability, and the ability of certain of our subsidiaries party to the Financing Agreement, to:

•
incur additional indebtedness;
•
incur additional liens;
•
consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•
pay dividends or make other distributions;
•
make investments and acquisitions; and
•
enter into certain transactions with affiliates.

In addition, the Financing Agreement requires us to maintain certain minimum revenue levels and maintain minimum Liquidity (as defined in the Financing Agreement). The Financing Agreement also contains other customary representations, warranties and covenants. Events beyond our control can affect our ability to meet these covenants. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities.

Our failure to comply with our obligations under the Financing Agreement as described above, as well as others contained in any future debt instruments from time to time, may result in an event of default under the Financing Agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we may not have sufficient funds available to pay the accelerated indebtedness or the ability to refinance the accelerated indebtedness on terms favorable to us or at all. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our business, financial position, results of operations and cash flows could be adversely affected.

Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our indebtedness, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The Credit Facility pursuant to the Financing Agreement is scheduled to mature on August 8, 2026. We may be unable to refinance any of our indebtedness prior to maturity or obtain additional financing. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

Any of these actions could have a material adverse effect on our business, financial position, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds.

Warrants

On August 8, 2022 (the “Effective Date”), The Beachbody Company, Inc., a Delaware corporation (the “Company”), Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company and certain subsidiaries of the Company (together with the Company and the Borrower, each, a “Loan Party” and, collectively, the “Loan Parties”), entered into a senior secured term loan facility (the “Credit Facility”). The loan documents for the Credit Facility include a Financing Agreement (the “Financing Agreement”) entered into by the Company, the other Loan Parties, the lenders party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent for such lenders.

Pursuant to the Financing Agreement, on August 8, 2022, the Company issued to certain holders affiliated with Blue Torch Finance, LLC warrants (each, a “Warrant” and, collectively, the “Warrants”) to purchase, in the aggregate, 4,716,756 shares of Class A common stock of the Company, $0.0001 par value per share (the “Common Stock”), at an exercise price of $1.85 per share. The shares of Common Stock underlying the Warrants shall vest in accordance with the schedule set forth in the Warrants (the “Vested Shares”). The Warrants are exercisable for all or part of the unexercised Vested Shares from time to time on or after the Effective Date.

The foregoing summary of the Warrant is qualified in its entirety by reference to the full text of the form of Warrant, which is referenced hereto as Exhibit 4.1 and is incorporated herein by reference.

We deemed the issuance of the Warrants to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. The holders of the Warrants represented to the Company that they were accredited investors and were acquiring the Warrants, and the shares to be acquired upon exercise of the Warrants by such holders (the “Underlying Shares”), for investment for such holder’s account and not with a view to the public resale or distribution of the Warrants or the Underlying Shares and that they could bear the economic risks of the investment. The holders of the Warrants received written disclosures that the Warrants and the Underlying Shares had not been registered under the Securities Act and that the Warrants and the Underlying Shares must be held indefinitely unless subsequently registered under the Securities Act and qualified under applicable state securities laws, or unless exemption from such registration and qualification are otherwise available.

Issuer Repurchase of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., BB Merger Sub, Inc., Myx Merger Sub, LLC, The Beachbody Company Group, LLC, And Myx Fitness Holdings, LLC.	8-K/A	2.1	2/16/2021	001-39735
3.1	Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	7/1/2021	001-39735
3.2	Amended and Restated Bylaws of The Beachbody Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 1, 2021).	8-K	3.2	7/1/2021	001-39735
4.1	Form of Warrant.	10-Q	10.3	8/8/2022	001-39735
10.1	Financing Agreement, dated August 8, 2022, by and among Beachbody, LLC, a Delaware limited liability company, The Beachbody Company, Inc., a Delaware corporation (the “Parent”), each subsidiary of the Parent from time to time party thereto, the lenders from time to time party hereto (each a “Lender” and collectively, the “Lenders”), and Blue Torch Finance, LLC, as collateral agent and as administrative agent for the Lenders.	10-Q	10.2	8/8/2022	001-39735
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith.

^ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Beachbody Company, Inc.

Date: November 9, 2022	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial Officer)