Form 10-K
period 2022-12-31
Beachbody Company, Inc.
filed 2023-03-16
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price reported on the New York Stock Exchange for June 30, 2022, was $127,437,167.

There were 170,911,819 shares of registrant’s Class A Common Stock, par value $0.0001 per share, and 141,250,310 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of March 8, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements about and the financial condition, results of operations, earnings outlook and prospects of The Beachbody Company, Inc. (the “Company,” “we,” “us,” “our” or similar terms). Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on our current expectations as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in selling and marketing, general and administrative, and enterprise technology and development, expenses (including any components of the foregoing) and our ability to achieve and maintain future profitability;
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

PART I

Item 1. Business.

We are a health and wellness platform providing fitness, nutrition and stress-reducing programs to our customers. With 2.0 million digital subscriptions and 0.2 million nutritional subscriptions, we believe our ability to offer solutions in both the global fitness market and the global nutrition market under one platform positions us as the leading holistic health and wellness solution. We have a 24-year track record of creating innovative exercise, nutrition and stress-reducing content that have improved the lives of millions of customers. We make fitness entertaining, approachable, effective and convenient, while fostering social connections that encourage customers to live healthier and more fulfilling lives.

We are a results-oriented company at the intersection of wellness, technology and media. We developed one of the original fitness digital streaming platforms with an extensive library of content containing 120 complete programs and over 8,500 streaming videos. We measure the success of our library by customer engagement indicators including a metric that divides daily active users by monthly active users (“DAU/MAU”) and “streams” by our subscribers over the respective periods. While the measure of a digital stream may vary across companies, we define streams and total streams as the stream of a video for at least 25% of its length during a given period. In 2022, our DAU/MAU averaged 30.1%. In 2022, 2021 and 2020, our subscribers viewed 121 million, 167 million and 180 million streams, respectively. We also measure our success by month over month retention rates of our digital subscribers, which was approximately 95.9% for the year ended December 31, 2022.

Driven by our commitment to help people achieve their goals and lead healthy, fulfilling lives, we have built or acquired digital platforms to engage with our customers such as Beachbody On Demand (“BOD”), Beachbody On Demand Interactive (“BODi”), and Beachbody Bike. Prior to July 2022, fitness programs were also available on the Openfit digital platform. Our BOD digital platform includes an extensive library with high-quality production and creatively diverse fitness content for an annual subscription price of $120. BOD, and our premium and interactive digital platform, BODi, also have monthly, 3-month, and 6-month membership prices. During 2022, we completed the consolidation of our Openfit streaming fitness offering into both Beachbody platforms to enhance our value proposition to all customers and simplify our go-to-market strategy. Starting March 2023, BODi also includes a new form of fitness programming called BODi Blocks, and the new mindset content.

The BOD + BODi annual subscription price was reduced to $179, from $298 in September 2022 to appeal to a larger audience. In 2023, we will enhance our BODi platform by focusing our fitness content around the concept of block periodization, which we call BODi Blocks. Block periodization is a four-week “mesocycle” of three weeks of progressive exercise (five workouts a week), followed by one week of functional recovery. The goal is a balance of exercise and recovery so the customer is always challenged but not overtrained. It also integrates a layer of personal development and mindset content. The combination of fitness, nutrition, and mindset makes the BODi platform a complete solution to support the whole person and help them achieve positive “Health Esteem.”

Our premium nutrition products help make meal planning and healthy weight loss achievable without deprivation. Simplicity and proven strategies are at the core of what we do, and many of our brands, including Shakeology, Beachbody Performance and Ladder, have been designed with formulae and ingredients that have been clinically tested to help our customers achieve their goals. By leveraging consumer insights, such as which of our content subscribers are engaging with, we are able to make targeted recommendations to them that support improved results.

In late 2022, we launched an “Eat More Dessert” campaign, which additionally positions Shakeology as a healthy, gourmet, superfood dessert. Healthy desserts is considered a $48 billion annual category that is growing quickly. We believe Shakeology is well positioned to be consumed as a healthy dessert with hundreds of healthy recipes offered.

We have also built a social commerce platform with incentives to invite people to participate in groups and to increase our customer base, inspiring participants to achieve their goals which in turn generates cash flow that can be used to accelerate our digital expansion. This platform includes our network of micro influencers or Coaches, who help customers start and maintain a fitness and nutrition program through positive reinforcement, accountability, and a proprietary online support community. The Coaches pay a monthly subscription fee to access our Coach office tools, which provide training, sales enablement, and reporting capabilities. In 2023, we are transitioning the micro influencer nomenclature from “Coach” to “Partner”.

Our revenue is primarily generated from the sale of digital subscriptions and nutritional products that are often bundled together. We also generate revenue selling the Beachbody Bike. We believe there are future revenue and customer retention opportunities that can be generated through our enhanced BODi offering, new nutritional bundles, and connected devices that offer digital subscriptions.

Our Product Offerings and Economic Model

Digital Subscriptions

Our digital subscriptions include BOD and a live interactive premium subscription, BODi, launched in late 2021. The subscriptions are renewed on a monthly, quarterly, semi-annual, or annual basis and include unlimited access to an extensive library of live and on-demand fitness and nutrition content. Prior to July 2022, we also offered a subscription service to the Openfit digital platform. In March 2023, we launched an improved BODi experience and began migrating all BOD-only members to BODi on their renewal dates.

Our digital platforms provide a one-stop-shop for all types of fitness and nutrition content, with world famous brands such as P90X, Insanity, 21 Day Fix, 80 Day Obsession, Morning Meltdown 100, LIIFT4, Unstress meditations, Portion Fix, 4 Weeks of Focus, Sure Thing, and others. The BOD and BODi platforms give users access to comprehensive, highly produced, and creatively diverse fitness content with dynamic trainers. We had 2.0 million digital subscriptions as of December 31, 2022, which provide access to 8,500 fitness, nutrition, mindfulness and recovery videos that can be accessed anywhere. BOD and BODi content are available on the web as well as the Beachbody Bike touchscreen, iOS, Android, Roku, Apple TV, Fire TV and Chromecast. Our offerings deliver both fitness and nutritional content, and starting in March 2023, personal development mindset content.

Digital subscriptions also help generate sales of our nutritional products, which are often sold together as bundles.

Nutritional Products

Our nutritional products include Shakeology, Beachbody Performance supplements, BEACHBARs, and others. As part of our mission to be a total health and wellness solution for our consumers, our nutritional products are formulated and manufactured to high quality standards and complement our fitness and device offerings. Our research and development team rigorously assesses and develops new nutritional products that are in line with customer goals, satisfies a continuum of customer demand, and increases subscriptions and lifetime revenue. Shakeology, our superfood health mix, is clinically shown to help reduce cravings and promote healthy weight loss and formulated to help support healthy digestion and provide healthy energy with its proprietary formula of superfoods, phytonutrients, enzymes, fiber and protein, with no artificial sweeteners, flavors, colors or preservatives.

Beachbody Performance supplements include our pre-workout Energize, Hydrate, post-workout Recover and protein supplement Recharge. In 2022, we launched First Thing and Last Thing, a comprehensive mind-body solution formulated with clinically effective key ingredients to help support the immune system, nourish brain health, defend against stress, and encourage better sleep.

BEACHBARs are low-sugar, snack bars available in three flavors made with ingredients to help satisfy cravings without undermining our customers’ fitness and weight loss goals. We continue to research and develop additional nutritional products, and currently provide a variety of other nutritional supplements including collagen, fiber and greens “boosts.”

We also offer supplements to consumers under the LADDER brand, a sports nutrition brand dedicated to creating clean, high-performance workout supplements for daily use. We formulate pre-workout, hydration, and post-workout products to complement a strong nutritional foundation and unlock the next level in training and exercise.

Connected Fitness Products

Our digital subscription offerings are complemented by our connected fitness products acquired from Myx Fitness in June 2021. The Beachbody Bike is equipped with a unique swivel touch screen that enables users to engage with content beyond the indoor cycling experience and encourages broader cross-training, incorporating resistance training and yoga for a more holistic fitness experience and healthier results.

We believe a connected bike is a perfect fit and important genre for the Beachbody ecosystem with its focus on heartrate-based zone training, and together with Beachbody’s digital subscription offerings and nutritional products, brings together a comprehensive at-home solution that provides personalization, live coaching, celebrity rides, nutritional supplements and healthy meal-planning.

We provide BOD and BODi content through the bike's swivel touch screen. We offer the fitness content and supplements together with the bike through BODi subscriptions and through our network as well as via direct-to-consumer marketing channels.

The Beachbody Bike is manufactured using commercial-grade equipment and includes a 21.5” 360-degree swivel screen. In the United States, the standard package price is $1,399 and includes a Polar heart rate monitor with free delivery and set up. We also offer a “Plus” package for $1,599. Additionally, we offer a “BODi Bike Studio” package which bundles a 3-year subscription to BODi with a bike and accessories for $1,800.

Implementing a “One Brand” Strategy

During 2022, we consolidated our streaming fitness and nutrition offerings into a single Beachbody platform and began marketing our connected fitness bike under the Beachbody brand. We believe the addition of prior Openfit products and talent into the BOD and BODi extensive on-demand library strengthened the Beachbody ecosystem, enhanced our value proposition to all our customers and partners, and simplified our go-to-market strategy. It also helps us leverage the scale of our content creation, technology investments, and marketing.

Our Value Proposition

Our holistic approach to health and wellness provides the consumer with tools to achieve positive health esteem at a lower cost than most traditional gyms or fitness studios and nutrition/weight loss plans.

Our business model is characterized by developing compelling fitness, nutrition, and mindset content and products that are designed to help subscribers achieve their goals and feel good about themselves in the process. This in turn attracts additional customers who see those experiences on social media. These consumers then become advocates for the Company, which helps attract and retain new and existing consumers. This “virtuous cycle” of content, customer success, and new customer acquisition drives subscriber growth and recurring revenue opportunities.

Our monthly connected fitness subscription at an average price of $15.00 during 2022 is less expensive than most monthly gym memberships, a fraction of the price of a personal training session, and less than the cost of one individual cycling class at a boutique studio. Boutique studio fitness classes typically cost between $25.00 and $45.00 per person per class and follow a strict schedule whereas our monthly connected fitness subscription covers the household of up to five people and offers unlimited use, anytime, anywhere. Our on-demand library features classes, spanning five to 60 minutes, which provide our customers with flexibility and convenience.

For our BODi Bike Studio, which bundles a Beachbody Bike, a 3-year subscription to BODi, and accessories, we offer attractive 0% APR financing programs through a third-party partner, which allow qualified customers to pay in monthly installments of as low as $50 for 36 months. These financing programs have successfully broadened the base of customers by attracting consumers from a wider spectrum of ages and income levels.

Our nutritional products come in varying sizes and prices and are often bundled with digital content offerings. One of our most popular packages is the BOD and Shakeology Total Solution Pack, which is priced at $160 and comes with a one-month supply of Shakeology and an annual BOD membership.

Our Economic Model

Our primary model is selling directly to consumers. We attract new customer sign ups through three go-to-market models: 1) a proprietary network of Coaches that earns commissions on their sales, 2) contact with current and past customers by emails or through our social media followers and 3) direct response marketing media.

Our Coach network drives the majority of our revenues. Coaches earn a share of the revenue generated by promoting our products and helping our customers succeed. They also earn additional bonuses for expanding our customer base by building teams of Coaches. The Coaches, which we plan to rename as “Partners”, are Beachbody’s equivalent of a gig workforce. They typically receive a 25% commission on orders they generate through their efforts. We also have a “Preferred Customer” program, which entitles them to up to a 25% discount on certain purchases in return for paying a monthly subscription fee.

We leverage our super trainers and other influencers in our marketing creative, as well as their social media following. We have arrangements with the influencers where they earn financial incentives for engaging customers and getting new customer sign ups.

Competition

We operate in the competitive and highly fragmented health and wellness market in which, given the holistic nature of our business, we face significant competition from multiple industry segments. The overall market opportunity remains large as 74% of U.S. adults are considered overweight. A consumer's fitness profile may range from a very active gym member with multiple online platform subscriptions to an infrequent user with a single subscription. We want to help consumers achieve their health objectives by offering an engaging platform with healthy nutrition solutions.

We face significant competition from providers of at-home fitness solutions, including connected fitness equipment, digital fitness apps, and other wellness apps. We also face competition from weight management, dietary and nutritional supplement providers, and are sensitive to the introduction of new products or weight management plans, including various prescription drugs.

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

Storage and Distribution

We outsource the storage and distribution of finished goods to third-party logistics companies, with facilities geographically dispersed to help optimize shipping times to our customer base. In the United States, our nutrition and other products are currently distributed from Groveport, Ohio and shipped to U.S.-based customers principally through FedEx or the U.S. Postal Service. In Canada, our nutrition and other products are distributed from Ontario, Canada to customers via a third-party specialty shipper. In Europe, our products are distributed from Daventry, UK to customers via a European transport provider. Usual delivery time is approximately five to seven days.

Our connected fitness products are currently distributed from separate distribution centers in California, New Jersey, Illinois, and Georgia and shipped to U.S.-based customers principally through GXO Logistics covering the United States and Canada.

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

Intellectual Property

We believe our success, competitive advantages, and growth prospects depend in part upon our ability to develop and protect our content, technology, and intellectual property rights. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality agreements, contractual commitments and other legal rights to establish and protect our brands and intellectual property rights throughout the world. For example, we file for and register our trademarks and monitor third party trademarks worldwide and we have developed a robust enforcement program to protect our brands/trademarks, domains, and copyrights to protect our intellectual property rights on various platforms including the web, borders/customs, e‑commerce and social channels to protect our brands, videos, DVDs and DVD kits, clothing, and accessories which have been and continue to be counterfeited. As of December 31, 2022, we have over 3,000 registered trademarks, over 200 registered copyrights and four patents (including 17 patents pending).

To minimize intellectual property infringement and counterfeiting, our team monitors domains, websites, eCommerce sites, social channels, distributors and other third parties through a third-party platform that monitors eBay, Mercado Libre, YouTube, Vimeo, Instagram, Gumtree, Kijiji, Mercari and other platforms and sites in the U.S. and worldwide to identify third parties who purport to sell our products including DVDs and videos. Additionally, we enter into agreements with our commercial partners, supply chain vendors, employees and consultants to control access to, and clarify ownership of, our intellectual property and proprietary information.

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

In addition to European data privacy rules, we are subject to privacy laws in the U.S. and Canada, including the California Privacy Rights Act and California Consumer Privacy Act (collectively, “California Privacy Laws”). The California Privacy Laws require us to provide clear notice to consumers about what data is collected about them, honor requests to opt-out of the sale or sharing of their personal data and comply with certain requests related to their personal data, such as the right to access or delete their personal data.

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

Employees

We are extremely proud of our team which embodies a diverse mix of backgrounds, industries, and levels of experience. We are a remote-first workplace, and as of December 31, 2022, we employed 737 full-time individuals, primarily working remotely, but also across our El Segundo, California, Van Nuys, California and Harpenden, United Kingdom locations. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Available Information

The reports we file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.thebeachbodycompany.com as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The SEC also maintains a website (www.sec.gov) containing reports, proxy and information statements, and other information that we file with the SEC. Our Code of Ethics and Conduct and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are available on our website at www.thebeachbodycompany.com under the “Investors” section. Copies of the information identified above may be obtained without charge from us by writing to The Beachbody Company, Inc., 400 Continental Blvd., Suite 400, El Segundo, CA 90245, Attention: Corporate Secretary. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

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
•
We may not successfully execute or achieve the expected benefits of our strategic alignment initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.
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

Risks Related to Our Indebtedness

•
Our financing agreement restricts our current and future operations and our ability to engage in certain business and financial transactions and may adversely affect our business.
•
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
•
We may not be able to comply with the continued listing standards of the New York Stock Exchange ("NYSE"), which could result in the delisting of our securities.

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

If we are unable to sustain pricing levels for our products and services, including our nutritional products, digital services and connected fitness products, whether due to competitive pressure or otherwise, our revenue and gross margins could be significantly reduced. In particular, we may not be able to increase prices to offset the impact of inflation on our costs. Further, our decisions around the development of new ancillary products and services are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business.

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

For example, the outbreak of COVID-19 has led to an increase in at-home gyms and workouts which has in turn led to an increase in our consumers, a trend which may be negatively impacted as commercial and office gyms continue to reopen. The ultimate severity of the coronavirus outbreak and distribution and vaccine inoculation results are uncertain at this time and therefore we cannot predict the full impact it may have on our end markets or operations; however, the effect on our results could be material and adverse. Any significant or prolonged decrease in consumer spending on fitness or nutritional products could adversely affect the demand for our offerings, reducing our cash flows and revenues, and thereby materially harming our business, financial condition, results of operations and prospects.

Further, COVID-19 has had an adverse impact on global supply chains, resulting in an increased uncertainty in shipping lead times as well as increased import and logistics costs. However, if a significant percentage of consumers return to the gym and do not continue at-home fitness, or consumer sentiment shifts from prioritizing health and fitness, or import and logistics costs continue to increase, our business, financial condition, results of operations and prospects may be adversely affected.

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

We may not successfully execute or achieve the expected benefits of our strategic alignment initiatives and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.

Beginning in early 2022 and continuing into early 2023, we executed cost reduction activities intended to streamline the business and strategically align operations, including multiple reductions in headcount. Our strategic alignment initiatives were intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we intended to take under the strategic alignment initiatives and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Additionally, implementation of the strategic alignment initiatives and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reductions in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives, including our strategic alignment initiatives, could result in reputation harm and could diminish confidence in, and the use of, our products and services. The strategic alignment initiatives have required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. We also cannot assure you that it will impact our ability to achieve or maintain profitability.

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

Our digital platforms which provide recurring subscription revenue also provide a significant portion of our revenue, accounting for approximately 43% of revenue for the year ended December 31, 2022. Shakeology, our premium nutrition shake, also constitutes a significant portion of our revenue, accounting for approximately 25% of revenue for the year ended December 31, 2022. If consumer demand for these products decreases significantly or we cease offering these products without a suitable replacement, our operations could be materially adversely affected. Despite these efforts, our financial performance currently remains dependent on a few products. Any significant diminished consumer interest in these products would adversely affect our business. We could also experience adverse financial consequences if we fail to sustain market interest in our Beachbody Bike business, which accounted for approximately 6% of revenue for the year ended December 31, 2022. We may not be able to develop successful new products or implement successful enhancements to existing products. Any products that we do develop or enhance may not generate sufficient revenue to justify the cost of developing and marketing these products.

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

Through our Beachbody Bike platform, we offer complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those which will be offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could make our products and services unsafe, create a risk of environmental or property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time we may experience outages, service slowdowns, or errors that affect our fitness and wellness programming. As a result, our services may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-downs or write-offs of inventory, property, plant and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, quality problems could adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and services, delay in new product and service introductions, and lost revenue.

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

A principal component of our marketing program has been to develop relationships with high-profile persons to help us extend the reach of our brand. Although we have relationships with several well-known individuals in this manner, we may not be able to attract and build relationships with new persons in the future. In addition, if the actions of these parties were to damage their or our reputation, our relationships may be less attractive to our current or prospective customers. Any of these failures by us or these parties could materially and adversely affect our business and revenues.

Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. We face further risk from the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

Our founder, Carl Daikeler, owns or controls “super” voting shares of the Company that represent approximately 84.6% of the voting power of the Company, as of December 31, 2022. Mr. Daikeler and certain of his affiliated entities own a majority of the Company’s outstanding Class X Common Stock, which stock carries 10 votes per share, and, therefore, controls a majority of the voting power of the Company’s outstanding common stock. The Class X Common Stock carries substantially similar rights as the Class A Common Stock, except that each share of Class X Common Stock carries 10 votes. Therefore, Mr. Daikeler alone can exercise voting control over a majority of our voting power. As a result, Mr. Daikeler has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors, amendments to the Company’s organizational documents and approval of major corporate transactions. This concentrated control could give our founder the ability to delay, defer or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that other stockholders support. Conversely, this concentrated control could allow our founder to consummate such a transaction that our other stockholders do not support. In addition, our founder may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

The Class X Common Stock will automatically convert into Class A Common Stock if Mr. Daikeler no longer provides services to Beachbody as a senior executive officer or director or if Mr. Daikeler and certain of his affiliated entities have sold more than 75% of the shares of Class X Common Stock held by them at the time of the consummation of the Business Combination.

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

So long as more than 50% of the voting power for the election of directors of the Company is held by an individual, a group or another company, the Company will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As of December 31, 2022, Mr. Daikeler and certain of his affiliated entities currently control in the aggregate over 80% of the voting power of our outstanding capital stock. As a result, the Company will be a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

Risks Related to our Indebtedness

Our Financing Agreement restricts our current and future operations and our ability, and the ability of our future subsidiaries, to engage in certain business and financial transactions, and, as a result, may adversely affect our business, financial position, results of operations and cash flows.

On August 8, 2022 we entered into a senior secured term loan facility (the “Credit Facility”) by and among us, Beachbody, LLC, and certain subsidiaries of the Company. The loan documents for the Credit Facility include a Financing Agreement (the “Financing Agreement”) entered into by the Company, certain subsidiaries of the Company, the lenders party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent for such lenders. The Financing Agreement contains a number of covenants that limit our ability, and the ability of certain of our subsidiaries party to the Financing Agreement, to:

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

We have previously expanded (and may continue to expand) our operations to other countries, which requires significant resources and management attention and subjects us to regulatory, economic, and political risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international markets, including:

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

If we cannot maintain our culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success and our business may be harmed.

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

Many jurisdictions continue to consider the need for greater regulation or reform to existing regulatory frameworks for data privacy and data protection. In the United States, all 50 states have now passed laws to regulate the actions that a business must take in the event of a data breach, such as prompt disclosure and notification to affected users and regulatory authorities. In addition to data breach notification laws, some states have also enacted statutes and rules governing the ways in which businesses may collect, use, and retain personal information, granting data privacy rights to certain individuals, or requiring businesses to reasonably protect certain types of personal information they hold or otherwise comply with certain data security requirements for personal information. Examples include the California Consumer Privacy Act which came into effect in 2020 and California Privacy Rights Act which came into effect in 2023. The U.S. federal and state governments will likely continue to consider the need for greater regulation aimed at restricting certain uses of personal data. In the European Union (“EU”), the GDPR came into effect in 2018 and implemented stringent operational requirements for processors and controllers of personal data, including, for example, requiring expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notifications, and higher standards for data controllers to demonstrate that they have obtained either valid consent or have another legal basis to justify their data processing activities. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities, which could further limit our ability to use and share personal data and could require localized changes to our operating model. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the United States. For example, in 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information from the EU to the U.S.) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In addition, after the United Kingdom (“UK”), left the EU, the UK enacted the UK GDPR, which together with the amended UK Data Protection Act 2018 retains the GDPR in UK national law, but also creates complexity and uncertainty regarding transfers between the UK and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model. Other jurisdictions besides the United States, EU and UK also have laws governing data privacy and security, such as Brazil’s Lei Geral de Proteção de Dados (“LGPD”), or are considering the adoption of new laws. Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in some jurisdictions.

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

Changes in legislation or requirements related to electronic funds transfer ("EFT"), or our failure to comply with existing or future regulations, may materially and adversely impact our business.

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

We are subject to a number of risks related to automated clearing house ("ACH"), credit card and debit card payments we accept.

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

A growing portion of our customers access our platform through BOD/BODi and there is no guarantee that popular mobile devices will continue to support BOD or that mobile device users will use BOD/BODi rather than competing products. We are dependent on the interoperability of BOD/BODi with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. Additionally, in order to deliver high-quality mobile content, it is important that our digital offering is designed effectively and works well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our customers to access and use our platform on their mobile devices or customers find our mobile offerings do not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or if our customers choose not to access or use our platform on their mobile devices or use mobile products that do not offer access to our platform, our subscriber growth and subscriber engagement could be adversely impacted.

In addition, a portion of our customers access our products through over-the-top (“OTT”) services such as Apple TV and Roku. These OTT services are managed by third parties that we do not control, and any changes in such systems or services that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage through these services.

Our Beachbody Bikes may be subject to warranty claims that could result in significant direct or indirect costs, or these products could experience greater returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.

Our Beachbody Bikes line of products generally provides a minimum 12-month limited warranty on all of our bikes. The occurrence of any material defects in our products could make it liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of its products could affect our brand image, decrease consumer and subscriber confidence and demand, and adversely affect our financial condition and operating results. Also, while its warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results.

Risks Related to Ownership of Our Common Stock

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our relatively recent transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

Declines in our financial performance have resulted in and could result in future impairment charges.

United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Significant deviation from forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In 2022, we recognized an impairment of various intangible assets of $19.9 million. In the fourth quarter of 2021, we recognized an impairment of goodwill of $52.6 million and an impairment of various intangible assets of $42.3 million. Any significant impairment write-down of goodwill, intangible assets or long-lived assets in the future and the negative perception of such impairment could have an adverse effect on our stock price and could impair our ability to obtain new financing on commercially reasonable terms.

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

As a public company, we are subject to laws, regulations and stock exchange listing standards, which impose additional costs on us and may strain our resources and divert our management’s attention.

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

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On November 23, 2022, we received a written notice from NYSE that, because the average closing price for our Class A common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer comply with the minimum share price criteria for continued listing on the NYSE. The NYSE continued listing criteria provide us with a cure period of six months in which to regain compliance. We may regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the six-month cure period our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If we are unable to regain compliance with the $1.00 share price rule within this period, the NYSE may initiate procedures to suspend and delist our common stock.

If the NYSE delists our common stock or public warrants from trading on its exchange for failure to meet the continued listing standards, we and our securityholders could face significant material adverse consequences including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our common stock is a "penny stock," which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 3. Legal Proceedings.

On April 7, 2022, the Company received a letter addressed to its Board of Directors (the “Board”) from a law firm on behalf of two purported stockholders. Among other matters, the stockholder letter addressed the approval of the Company’s Amended & Restated Certificate of Incorporation at the special meeting of stockholders held on June 24, 2021 (the “Company Charter”), which included (i) a 1.3 billion share increase in the number of authorized shares of Class A common stock (the “2021 Class A Increase Amendment”), and was approved by a majority of the then-outstanding shares of both the Company’s Class A and Class B common stock, voting as a single class. The stockholder letter alleged that the 2021 Class A Increase Amendment required a separate vote in favor by at least a majority of the then outstanding shares of Class A common stock under Section 242(b)(2) of the General Corporation Law of the State of Delaware (the “DGCL”), and that the 1.3 billion share increase was never properly approved in accordance with the DGCL.

The Company continues to believe that a separate vote of Class A common stock was not required to approve the 2021 Class A Increase Amendment. However, in December 2022, a decision of the Delaware Court of Chancery (“Court of Chancery”) created uncertainty regarding this issue, and on December 29, 2022, the Company received a second letter on behalf of the two purported stockholders reiterating the Court of Chancery’s recent decision. As previously reported on its Current Report on Form 8-K filed with the SEC on February 17, 2023, the Company filed a petition under Section 205 of the DGCL (the “Section 205 Petition”) on February 16, 2023, in the Court of Chancery seeking to validate the Company Charter including, among other things, the 2021 Class A Increase Amendment.

On March 14, 2023 the Court of Chancery granted the Section 205 Petition validating each of the following and eliminating the uncertainty with respect thereto: (1) the Company Charter and the 2021 Class A Increase Amendment as of the time of filing with the Delaware Secretary of State and (2) all shares of capital stock that the Company issued in reliance on the effectiveness of the 2021 Class A Increase Amendment and Company Charter as of the date such shares were issued.

From time to time, the Company may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of its business, including assertions by third parties relating to personal injuries sustained using the Company’s products and services, intellectual property infringement, breaches of contract or warranties or employment-related matters. Other than as set forth above, the Company is not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its business, financial condition and results of operations.

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

Holders of Record

As of February 21, 2023, there were 48 registered holders of our Class A common stock, three registered holders of our Class X common stock, and no registered holders of our Class C common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Performance Graph

The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return of the NYSE Composite Index and the S&P SmallCap 600 Index. The graph assumes an initial investment of $100 in our Class A common stock at the market close on June 28, 2021, which was our initial trading day, and ending on December 31, 2022. Data for the NYSE Composite Index and the S&P SmallCap 600 Index assume reinvestment of dividends.

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

Repurchases of Our Common Stock

There were no repurchases of common stock during the fourth quarter of 2022.

Item 6.

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

The forward-looking statements are based on our current expectations as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in selling and marketing, general and administrative and enterprise technology and development expenses (including any components of the foregoing), and our ability to achieve and maintain future profitability;

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

Overview

Beachbody is a leading subscription health and wellness company. We are the creator of some of the world’s most popular fitness programs, including P90X®, Insanity® and 21 Day Fix®, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix® and 2B Mindset®, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our BOD and BODi streaming services. In addition, we offer nutritional products such as Shakeology® nutrition shakes and BEACHBAR® snack bars as well a professional-grade stationary cycle with 360-degree touch screen tablet and connected fitness software.

In the health, wellness and fitness industry, we focus primarily on digital content, supplements, connected fitness, and consumer health and wellness. Our goal is to continue to provide holistic health and wellness content and subscription-based solutions. Leveraging our history of fitness content creation, nutrition innovation, and our network of micro-influencers, whom we call Coaches and plan to rename as “Partners,” we plan to continue market penetration into connected fitness to reach a wider health, wellness and fitness audience.

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

For the year ended December 31, 2022, as compared to the year ended December 31, 2021:

•
Total revenue was $692.2 million, a 21% decrease;
•
Digital revenue was $300.7 million, an 18% decrease;
•
Nutrition and other revenue was $353.3 million, a 24% decrease;
•
Connected fitness revenue was $38.2 million, an 11% decrease;
•
Net loss was $194.2 million, compared to net loss of $228.4 million; and
•
Adjusted EBITDA loss was $23.3 million, compared to Adjusted EBITDA loss of $86.1 million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Recent Developments

We believe post-pandemic consumer behavior, where consumers wanted to spend more time outside of their homes, has adversely impacted demand for at-home fitness solutions. This post-pandemic consumer behavior, combined with unprecedented increases in supply chain costs, have contributed to declines in our gross margins. We believe that these factors are starting to stabilize. We plan to mitigate these challenging macroeconomic factors with strategies that we expect will drive our future success and growth.

2023 Restructuring

In January 2023, the Company executed cost-reduction initiatives intended to streamline the business, while focusing on key growth priorities. These actions are expected to result in approximately $6.5 million in costs consisting primarily of termination benefits during the first quarter of 2023. Our key growth priorities for 2023 include a focus on revamping BODi, our premium digital platform, and growing Shakeology in the Healthy Dessert market. Beginning March 2023, our BODi digital platform has a new form of fitness content called BODi Blocks, and new mindset content to drive positive self-motivation.

Digital Gross Margin

We believe our “One Brand” strategy, which consolidated our streaming content into a single Beachbody platform and was implemented during the third quarter of 2022, simplified our product offerings for customers and will lead to an increase in customer acquisition. We continue to focus on improving Coach recruitment and retention and their ability to reach more customers and believe that strengthening our Coach network will generate additional digital revenue from our Coach business management online platform as well as drive growth in digital and nutritional subscriptions.

Nutrition and Other Gross Margin

Our nutritional products are often bundled with digital content offerings, and we continue to develop enhancements to our upsell and cross-sell capabilities. We are also currently reviewing our nutritional product portfolio and will simplify our offerings with nutritional products that meet our profitability requirements and/or reflect market demand. We also intend to test price increases to partially offset rising supply chain costs.

Connected Fitness Gross Margin

We anticipate that our connected fitness gross margin will remain negative until we sell through inventory on hand. We have adjusted our inventory to net realizable value based on the increased supply chain costs to manufacture, transport, fulfill, and ship a Beachbody Bike. We have been limited in our ability to sufficiently increase pricing to mitigate costs due to the highly competitive nature of the connected fitness market. In September 2022, we introduced the BODi Bike Studio. This bundled offering includes the Beachbody Bike, three years of BODi digital subscription, weights, a kettle bell, and mats. This bundle can be financed through a “buy now pay later” company where the customer pays $50 per month for 36 months for this complete package. We receive the full cash payment upfront, net of fees. During the fourth quarter of 2022, the BODi Bike Studio received positive customer feedback for this very competitive offer. We may continue to explore different pricing and bundling strategies to accelerate demand for our current inventory. Consumer response to these strategies is uncertain, and we may be required to continue to reduce the carrying value of connected fitness inventory. See “Risk Factors - Risks Related to Our Business and Industry - Our operating results could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory” in this Annual Report on Form 10-K.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions:

	As of December 31,
	2022	2021	2020
(in millions)
Digital subscriptions	1.95	2.54	2.63
Nutritional subscriptions	0.22	0.30	0.39

	Year Ended December 31,
	2022	2021	2020
(in millions, except for percentages)
Average digital retention	95.9%	95.7%	95.5%
Total streams	120.5	167.1	179.6
DAU/MAU	30.1%	31.4%	31.6%

Revenue	$692.2	$873.6	$863.6
Gross profit	$369.6	$545.0	$613.9
Gross margin	53%	62%	71%

Net loss	$(194.2)	$(228.4)	$(21.4)
Adjusted EBITDA (1)	$(23.3)	$(86.1)	$51.5

(1) See “Non-GAAP Information” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Digital Subscriptions

Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions include BOD, BODi, and prior to July 2022, Openfit subscriptions. Digital subscriptions include paid and free-to-pay subscriptions with free-to-pay subscriptions representing approximately 1% of total digital subscriptions on average. Digital subscriptions are inclusive of all billing plans, currently for annual, semi-annual, quarterly and monthly billing intervals.

Nutritional Subscriptions

Nutritional subscriptions include monthly subscriptions for nutritional products such as Shakeology, Beachbody Performance, BEACHBAR, Bevvy, and Ladder Supplements. We also package and bundle the content experience of digital subscriptions with nutritional subscriptions to optimize customer results.

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

Non-GAAP Information

We use Adjusted EBITDA, which is a non-GAAP performance measure, to supplement our results presented in accordance with GAAP. We believe Adjusted EBITDA is useful in evaluating our operating performance, as it is similar to measures reported by our public competitors and is regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA is not intended to be a substitute for any GAAP financial measure and as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We define and calculate Adjusted EBITDA as net income (loss) adjusted for impairment of goodwill and intangible assets, depreciation and amortization, amortization of capitalized cloud computing implementation costs, amortization of content assets, interest expense, income tax provision (benefit), equity-based compensation, inventory net realizable value adjustments, and other items that are not normal, recurring, operating expenses necessary to operate the Company’s business as described in the reconciliation below.

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

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(194,192)	$(228,382)	$(21,432)
Adjusted for:
Impairment of goodwill and intangible assets	19,907	94,894	—
Depreciation and amortization	74,848	59,597	44,257
Amortization of capitalized cloud computing implementation costs	492	672	186
Amortization of content assets	24,276	14,838	7,485
Interest expense	3,368	536	527
Income tax benefit	(3,053)	(15,539)	15,269
Equity-based compensation	17,620	16,413	5,398
Employee incentives, expected to be settled in equity	5,466	—	—
Inventory net realizable value adjustments (1)	24,864	10,082	—
Transaction costs	—	3,028	1,467
Restructuring and platform consolidation costs (2)	11,718	(320)	(1,677)
Change in fair value of warrant liabilities	(8,322)	(50,729)	—
Other adjustment items (3)	—	11,701	—
Non-operating (4)	(257)	(2,899)	(20)
Adjusted EBITDA	$(23,265)	$(86,108)	$51,460

(1) Represents a non-cash expense to adjust the carrying value of our connected fitness inventory and related future commitments. This adjustment is included because of its unusual magnitude due to disruptions in the connected fitness market.

(2) Includes restructuring expense and non-recurring personnel costs associated primarily with the consolidation of our digital platforms.

(3) Incremental costs associated with COVID-19.

(4) Includes interest income and, during the year ended December 31, 2021, also includes the gain on investment on the Myx convertible instrument.

Results of Operations

Prior to the third quarter of 2022, we operated and managed our business in two operating segments, Beachbody and Other, and one reportable segment, Beachbody. During the third quarter of 2022, in connection with the consolidation of our Openfit streaming fitness offering onto the Beachbody digital platform and based on the information used by management to monitor performance and make operating decisions, we changed our segment reporting as it was determined that there is one operating segment. See Note 1, Description of Business and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Report for additional information regarding our segment reporting.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

(in thousands)	Year Ended December 31,
	2022	2021	2020
Revenue:
Digital	$300,673	$365,412	$334,804
Nutrition and other	353,331	465,495	528,778
Connected fitness	38,195	42,738	—
Total revenue	692,199	873,645	863,582
Cost of revenue:
Digital	66,419	48,312	38,285
Nutrition and other	164,753	213,307	211,422
Connected fitness	91,454	67,043	—
Total cost of revenue	322,626	328,662	249,707
Gross profit	369,573	544,983	613,875
Operating expenses:
Selling and marketing	359,987	548,130	464,000
Enterprise technology and development	104,363	119,915	93,036
General and administrative	78,426	79,682	64,818
Restructuring	10,047	(320)	(1,677)
Impairment of goodwill and intangible assets	19,907	94,894	—
Total operating expenses	572,730	842,301	620,177
Operating loss	(203,157)	(297,318)	(6,302)
Change in fair value of warrant liabilities	8,322	50,729	—
Interest expense	(3,368)	(536)	(527)
Other income, net	958	3,204	666
Loss before income taxes	(197,245)	(243,921)	(6,163)
Income tax benefit (provision)	3,053	15,539	(15,269)
Net loss	$(194,192)	$(228,382)	$(21,432)

Revenue

Revenue includes digital subscriptions, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products, access to our online Coach business management platform, preferred customer program memberships and other fitness-related products. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscriptions revenue is recognized ratably over the subscription period of up to 38 months.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$300,673	$365,412	$(64,739)	(18%)
Nutrition and other	353,331	465,495	(112,164)	(24%)
Connected fitness	38,195	42,738	(4,543)	(11%)
Total revenue	$692,199	$873,645	$(181,446)	(21%)

The decrease in digital revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a $40.9 million decrease in revenue generated from our online Coach business management platform as a result of fewer Coaches. The decrease in Coaches was primarily attributable to our preferred customer membership program, which launched at the end of Q3 2021, as certain Coaches elected to become preferred customers rather than remain in our Coach network. The reduction in digital revenue was also due to a $21.4 million decrease in revenue from our digital streaming services which was due, in part, to 23% fewer digital subscriptions.

The decrease in nutrition and other revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a $123.0 million decrease in revenue from nutritional products and a $8.0 million decrease in revenue from accessories, along with a $9.9 million decrease in associated shipping revenue. Nutritional subscriptions decreased 27% compared to prior year. These decreases were partially offset by $26.9 million in revenue from our preferred customer membership program, which launched at the end of Q3 2021.

The decrease in connected fitness revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to lower demand as a result of reduced promotional activity compared to at the launch of the Beachbody Bike in Q3 2021.

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

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$66,419	$48,312	$18,107	37%
Nutrition and other	164,753	213,307	(48,554)	(23%)
Connected fitness	91,454	67,043	24,411	36%
Total cost of revenue	$322,626	$328,662	$(6,036)	(2%)

Gross profit
Digital	$234,254	$317,100	$(82,846)	(26%)
Nutrition and other	188,578	252,188	(63,610)	(25%)
Connected fitness	(53,259)	(24,305)	(28,954)	(119%)
Total gross profit	$369,573	$544,983	$(175,410)	(32%)

Gross margin
Digital	78%	87%
Nutrition and other	53%	54%
Connected fitness	(139%)	(57%)

The increase in digital cost of revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily driven by higher fixed costs. These include a $9.4 million increase in the amortization of content assets primarily related to BODi, which launched in Q4 2021, and content acquired from Myx in Q2 2021; a $6.2 million increase in depreciation expense primarily related to the BODi platform and a change in useful life of certain assets in connection with our digital platform consolidation; and a $6.3 million increase in personnel-related expenses as a result of a shift in headcount focused on our digital streaming services. The decrease in digital gross margin for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily the result of these higher fixed expenses on lower digital revenue.

The decrease in nutrition and other cost of revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to decreases in product cost, freight, fulfillment, shipping, customer service, and payment processing expenses as the result of the decrease in nutrition and other revenue. Nutrition and other gross margin was almost flat year over year.

The increase in connected fitness cost of revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to an incremental $17.8 million in adjustments for excess and obsolete inventory and to reduce the carrying value of connected fitness inventory to its net realizable value and a $4.5 million increase in fulfillment costs. The decline in the connected fitness gross margin for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to higher inventory adjustments and higher fulfillment and warehousing costs due to supply chain surcharges and constraints.

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

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$359,987	$548,130	$(188,143)	(34%)
As a percentage of total revenue	52.0%	62.7%

The decrease in selling and marketing expense for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a $123.0 million decrease in television media and online advertising expense and a $62.0 million decrease in Coach compensation, which was in line with the decrease in commissionable revenue.

Selling and marketing expense as a percentage of total revenue decreased by 11 percentage points primarily due to the decrease in media compared to 2021. We have reduced our media spend as part of our strategy to invest in media that meets a certain return on investment.

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

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$104,363	$119,915	$(15,552)	(13%)
As a percentage of total revenue	15.1%	13.7%

The decrease in enterprise technology and development expense for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a $18.7 million decrease in personnel-related expenses as the result of lower headcount and a $0.4 million decrease in product development expenses, partially offset by a $3.5 million increase in depreciation expense related to technology initiatives that were completed in Q4 2021.

Enterprise technology and development expense as a percentage of total revenue increased by 140 basis points due to lower total revenue.

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

General and administrative	$78,426	$79,682	$(1,256)	(2%)
As a percentage of total revenue	11.3%	9.1%

The decrease in general and administrative expense for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a $3.9 million decrease in depreciation expense due to lower depreciable assets resulting from the assignment of our Santa Monica office lease, a $3.2 million decrease in recruiting expenses due to fewer headcount additions, and a $3.0 million decrease in transaction costs as we had no acquisition activity in 2022 compared to the acquisition of Myx in 2021. These decreases were partially offset by a $4.0 million increase in insurance expense and a $4.0 million increase in professional fees as a result of operating as a public company.

General and administrative expense as a percentage of total revenue increased by 220 basis points due to higher fixed costs on lower total revenue.

Restructuring

Restructuring charges relate to our 2022 strategic initiative to consolidate our streaming fitness and nutrition offerings into a single Beachbody platform. The charges incurred primarily relate to employee termination costs.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Restructuring (gain) loss	$10,047	$(320)	$10,367	(3,240%)

Restructuring benefit for 2021 reflects adjustments to the estimated liability associated with the 2017 restructuring lease terminations.

Impairment of goodwill and intangible assets

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Impairment of goodwill and intangible assets	$19,907	$94,894	$(74,987)	(79%)

During the year ended December 31, 2022, due to reduced revenue and operating income forecasts, we tested our definite-lived intangible asset for recoverability, and as a result recognized a $18.9 million impairment charge to reduce to reduce the carrying amounts of our trade names, customer relationships and developed technology intangible assets to their fair values.

During the year ended December 31, 2022, we also tested our indefinite-lived intangible asset for impairment by comparing its carrying value to its estimated fair value. Based on this analysis, we recognized a $1.0 million impairment charge as the fair value of the indefinite-lived trade name was determined to be less than its carrying value primarily due to lower revenue in the current year and long-term forecast.

During the year ended December 31, 2021, we recorded a goodwill impairment charge of $52.6 million as a result of the carrying value of the Other reporting unit exceeding its fair value and a $42.3 million impairment charge to reduce the carrying amounts of our trade names and talent and representation contracts to their fair values.

Other Income (Expenses)

The change in fair value of warrant liabilities consists of the fair value changes of the public, private placement, and Term Loan warrants. Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt discount and issuance costs for our Term Loan in 2022 and Credit Facility in 2021. Other income, net, consists of interest income earned on investments and gains (losses) on foreign currency.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$8,322	$50,729	$(42,407)	(84%)
Interest expense	(3,368)	(536)	(2,832)	528%
Other income, net	958	3,204	(2,246)	(70%)

The decrease in the change in fair value of warrant liabilities of $42.4 million during the year ended December 31, 2022 primarily resulted from a relatively lower decline in our stock price during 2022. The increase in interest expense was due to higher interest rates on higher borrowings outstanding during 2022 compared to 2021. The decrease in other income, net was primarily due to the gain on the investment in the convertible instrument from Myx prior to June 25, 2021; there was no similar investment in 2022.

Income Tax Benefit

Income tax benefit consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)

Income tax benefit	$3,053	$15,539	$(12,486)	(80%)

The income tax benefit during the year ended December 31, 2022, as compared to the income tax benefit during the year ended December 31, 2021 was primarily driven by a decrease in the net benefit from discrete events. During 2021, we recognized an income tax benefit as a result of the significant deferred tax liabilities recorded in connection with the acquisition of Myx, which in turn, partially reduced our need for a valuation allowance; there was no similar benefit recorded during 2022.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been sales of our equity, debt financing, and cash generated from our operations. As of December 31, 2022, we had $80.1 million in cash and cash equivalents.

On August 8, 2022 (the “Effective Date”), we entered into a financing agreement with a third-party lender which provides for senior secured term loans in an aggregate principal amount of $50.0 million (the “Term Loan”) and permits borrowing up to an additional $25.0 million, subject to certain terms and conditions. The Term Loan was funded on the Effective Date and bears interest at our option of either (i) the reference rate as defined in the agreement or (ii) the Secured Overnight Financing Rate (“SOFR”) as defined in the agreement. In addition, the Term Loan borrowings bear interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the loans on each anniversary of the Effective Date. The Term Loan provides customary restrictions and requires compliance with certain financial and other covenants, with which we were in compliance as of December 31, 2022. The Term Loan matures on August 8, 2026.

In connection with the Term Loan, we issued warrants to certain holders affiliated with the lender for the purchase of 4,716,756 shares of the Company’s Class A Common Stock at an exercise price of $1.85 per share. The warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The warrants have a seven-year term from the Effective Date.

We are using the financing agreement proceeds for general corporate purposes and to pay transaction fees and expenses related to the Term Loan. During the year ended December 31, 2022, we paid $4.5 million of third-party debt issuance costs. Excluding amortization of the debt issuance costs, debt discount for the Term Loan warrants, and PIK interest, the Term Loan, which was a SOFR loan during the year ended December 31, 2022, had an effective interest rate of 10.44% during the year ended December 31, 2022.

In addition to an annual fee of $0.25 million, the Term Loan requires annual amortization of 2.50% in the first two years and 5.00% in the final two years, paid quarterly, and certain mandatory repayments as defined in the agreement. As of December 31, 2022, borrowings outstanding under the Term Loan were $49.4 million, of which $1.3 million is payable within the next 12 months.

Our other material cash requirements include our leases and purchase commitments primarily related to nutritional inventory, fitness and nutrition trainers, future events, and information systems support. As of December 31, 2022, we have $29.7 million of lease obligations and purchase commitments associated with contracts that are enforceable, legally binding, and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. $2.3 million of our lease obligations and $20.8 million of our purchase commitments are due within 12 months. See Note 13 Leases and Note 14 Commitments and Contingencies in the accompanying notes to our consolidated financial statements for additional discussion of our lease obligations and contractual commitments.

For the years ended December 31, 2022, 2021 and 2020, our net cash flows were as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)

Net cash provided by (used in) operating activities	$(47,173)	$(215,249)	$61,430
Net cash used in investing activities	(26,493)	(125,191)	(46,686)
Net cash provided by financing activities	47,561	390,651	165

Net cash used in operating activities was $47.2 million for the year ended December 31, 2022, compared to $215.2 million for the year ended December 31, 2021. The decrease in cash used in operating activities was primarily due to reduced purchases of media and connected fitness inventory, in line with expectations. In 2022, we returned to a performance marketing model which drives in-quarter or next-quarter payback and which reduced media spend by $116.7 million compared to the prior year. We believe that our connected fitness inventory as of December 31, 2022 is sufficient to meet expected demand over the next 12 months and anticipate no material purchases of inventory in the short term.

Net cash used in investing activities was $26.5 million and $125.2 million for the year ended December 31, 2022 and 2021, respectively. The decrease in cash used in investing activities compared to the prior year was primarily due to a $51.4 million decrease in capital expenditures as the result of the completion of significant projects at the end of 2021. We expect to continue to reduce capital expenditures over the next 12 months as most of these projects are discretionary. The year-over-year decrease in net cash used in investing activities was also due to $47.3 million related to the Myx acquisition and other investments during the year ended December 31, 2021, compared to no similar acquisition or investment during the year ended December 31, 2022.

Net cash provided by financing activities was $47.6 million and $390.7 million for the year ended December 31, 2022 and 2021, respectively. The decrease in cash provided by financing activities was primarily due to completion of the Business Combination during the year ended December 31, 2021 compared to the Term Loan borrowing, net of debt issuance costs during the year ended December 31, 2022. See Note 12, Debt, for additional discussion of the debt financing entered into during 2022.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth and overall economic conditions. We continue to assess and efficiently manage our working capital, and expect to generate additional liquidity through continued cost control initiatives. We believe that existing cash and cash equivalents and cost control initiatives will provide the Company with sufficient liquidity to meet our anticipated cash needs, including debt service requirements, for the next 12 months.

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

Inventory

Inventory consists of raw materials, work in process, and finished goods, is accounted for by using the first-in, first-out method, and is valued at the lower of cost or net realizable value. We record a reserve against the carrying value of inventory based on assumptions regarding future demand for our products, anticipated margin, planned product discontinuances, and the physical condition (e.g. age and quality) of the inventory. During the year ended December 31, 2022 and 2021, we recorded a $39.8 million and a $17.5 million charge, respectively, to reduce the carrying value of inventory on hand and inventory purchase commitments to net realizable value and reserve for excess inventory. These adjustments are included as a component of connected fitness cost of revenue and nutrition and other cost of revenue. During the year ended December 31, 2020, we reserved $2.8 million for excess inventory. The 2020 adjustment is included as a component of nutrition and other cost of revenue. Actual future write-offs of inventory may differ from estimates and calculations used to determine inventory reserves due to changes in customer demand or other market conditions.

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

Due to the sustained decline in our market capitalization and macro-economic conditions observed in the second quarter of 2022, we performed an interim test for goodwill impairment as of June 30, 2022. We were required to assess our long-lived assets for impairment, which resulted in no impairment, prior to our goodwill impairment test. In performing this interim impairment test for goodwill, we elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of the Beachbody reporting unit to its estimated fair value. There was no goodwill held by the Other reporting unit. Fair value was estimated using a combination of a market approach and an income approach, with significant assumptions related to guideline company financial multiples used in the market approach and significant assumptions about revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach. The results of our interim test for impairment at June 30, 2022 concluded that the fair value of our Beachbody reporting unit exceeded its carrying value, resulting in no impairment.

In connection with the consolidation of the Openfit streaming fitness offering onto the Beachbody digital platform, we changed our segment reporting as we determined that there is one operating segment. As a result of this change in segment reporting during the third quarter of 2022, we completed a qualitative test for goodwill impairment by reporting unit both prior to and subsequent to the change. The qualitative assessment is an evaluation of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing our qualitative assessment, we considered the significant margin by which the fair value of the Beachbody reporting unit exceeded carrying value in the most recent quantitative test in addition to events and changes in circumstances since the most recent quantitative test that could have significantly impacted the assumptions used in the valuation. Based on this qualitative assessment, we concluded that no impairment indicators existed for goodwill both prior to and subsequent to the change in segment reporting.

Due to reduced revenue and margin forecasts for certain products, we performed an interim test for impairment of our indefinite-lived intangible asset as of September 30, 2022. In testing for impairment of the indefinite-lived trade name, we compared the carrying value of the asset to its estimated fair value. Fair value was estimated using an income approach, specifically the relief-from-royalty approach, and included significant assumptions related to the royalty rate and revenue growth. The fair value of the indefinite-lived trade name was determined to be lower than its carrying value, primarily as a result of reduced revenue and margin forecasts for certain supplements. As a result, we recorded a $1.0 million non-cash impairment charge for this intangible asset.

We completed the required annual impairment test for goodwill as of October 1, 2022. We performed a quantitative assessment, in which we estimated the fair value of our reporting unit and determined that the fair value of our reporting unit was greater than its carrying value, resulting in no impairment. Fair value was estimated using a combination of a market approach and an income approach, with significant assumptions related to guideline company financial multiples used in the market approach and significant assumptions about revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach.

Due to reduced revenue and operating income forecasts and sustained decline in our market capitalization during the fourth quarter of 2022, we performed an interim test for goodwill impairment as of December 31, 2022. We assessed our long-lived assets for impairment prior to our goodwill impairment test. In assessing our long-lived assets, we tested the related asset group for recoverability by comparing the carrying value of the asset group to its forecasted undiscounted cash flows. Because the carrying value of the asset group did not exceed its future undiscounted cash flows, we determined that it may not be recoverable. The fair value of the assets within the asset group was then calculated to determine whether an impairment loss should be recognized. The fair values of the customer-related, technology-based, and trade name intangible assets were estimated primarily using a relief-from-royalty approach and calculated to be lower than the carrying value. As a result, we recorded an aggregate impairment charge of $18.9 million. In testing for goodwill impairment, we elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of our reporting unit to estimated fair value. Fair value was estimated using a combination of a market approach and an income approach, with significant assumptions related to guideline company financial multiples used in the market approach and significant assumptions about revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach. The results of our interim test for impairment at December 31, 2022 concluded that the fair value of our reporting unit exceeded its carrying value, resulting in no impairment. Our reporting unit’s fair value exceeded carrying value by approximately 21%.

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

In testing for impairment of our indefinite-lived intangible assets, we compared the carrying value of each asset to its estimated fair value. Fair value was estimated using an income approach, specifically the relief-from-royalty approach, and included significant assumptions related to the royalty rate and revenue growth. Based on this analysis, we recognized an aggregate impairment charge of $35.2 million to reduce the carrying amounts of our trade names to their fair values during the year ended December 31, 2021.

In testing for impairment of our definite-lived intangible assets, we first compared the carrying value of each asset group to its undiscounted cash flows to determine whether it was recoverable. Because the carrying value of one of our asset groups did not exceed its future undiscounted cash flows, we then calculated the fair value of the asset group as the present value of the estimated future cash flows and determined that the carrying value exceeded the fair value. Based on this analysis, we recognized an impairment charge of $7.1 million on our acquired talent and representation contracts during the year ended December 31, 2021.

Management will continue to monitor its reporting unit for changes in the business environment that could impact its fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting unit may include the demand for at-home fitness solutions, our subscriber growth rates, adverse macroeconomic conditions, and volatility in the equity and debt markets which could result in higher weighted-average cost of capital. Changes in any of the assumptions used in the valuation of the reporting unit, or changes in the business environment could materially impact the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

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

We must also assess the likelihood that we will be able to recover our deferred tax assets. In this evaluation, we consider all available positive and negative evidence, including historical and current operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. If, based on all available evidence, it is more likely than not that a portion of our deferred tax assets will not be realized, we reduce the carrying amount of our deferred tax assets by recording a valuation allowance. Based on the level of our losses, we established a valuation allowance of $16.2 million during the year ended December 31, 2020 and recorded an additional $47.1 million and $47.6 million valuation allowance during the year ended December 31, 2021 and 2022, respectively. The valuation allowance was adjusted by $4.8 million and $0.8 million during the year ended December 31, 2021 and 2022, respectively, for acquisitions and deferred taxes related to tax deductible transaction costs included in additional paid-in capital in our consolidated financial statements. Our judgment regarding future recoverability of our deferred tax assets may change due to various factors, including changes in tax laws and changes in market conditions and their impact on our assessment of taxable income in future periods. These changes, if any, may require adjustments to the valuation allowances and an accompanying increase or decrease in net income (loss) in the period when such determination is made.

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2022 and 2021, our estimated unrecognized tax benefits were immaterial.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the year ended December 31, 2022, 2021 and 2020, approximately 10%, 10%, and 9% of our revenue was in foreign currencies, respectively. These sales were primarily denominated in Canadian dollars and British pounds.

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

The aggregate notional amount of foreign exchange derivative instruments at December 31, 2022 and 2021 was $17.6 million and $30.4 million, respectively.

Interest Rate Risk

Our exposure to interest rate risk is primarily associated with our Term Loan borrowings, which were SOFR loans during the year ended December 31, 2022 and subject to variability in the SOFR rate. If the interest rate on our Term Loan were to increase or decrease by 1% for the year and our indebtedness remained constant throughout the period, our annual interest expense would not change materially. Further, our exposure to interest rate volatility is partially mitigated by interest income on our highly liquid investments. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties noted in the last few years, and we do not believe that our liquidity will be significantly impacted in the near future.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Beachbody Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Beachbody Company, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, the related notes and the financial statement schedules listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2023 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill and Long-lived Assets Impairment

Description of the Matter

As disclosed in Notes 1 and 10 to the consolidated financial statements, goodwill is tested by the Company for impairment at least annually. In addition, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Management evaluates the recoverability of goodwill for its reporting unit by comparing the fair value to its carrying value. Fair value is determined using a combination of market multiples approaches and a discounted cash flow analysis based upon historical and projected financial information. Recoverability of long-lived assets is determined by comparing their carrying value to the forecasted undiscounted cash flows associated with the assets. If the evaluation of the undiscounted forecasted cash flows indicates that the carrying value of the assets are not recoverable, the assets are written down to their fair value. No impairment charges were recorded related to goodwill during the year. During 2022, the Company recorded $18.9 million of impairment charges to definite-lived assets.

Auditing the Company’s goodwill and long-lived assets impairment analyses was complex due to the significant judgment in estimating the fair value of the reporting unit and long-lived assets. The fair value estimates of the reporting unit and long-lived assets were sensitive to assumptions including the discount rate, revenue and EBITDA margin which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

To test the goodwill and long-lived assets impairment analyses, we performed audit procedures with the assistance of our valuation specialists that included, among others, assessing the methodologies used, and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends. We performed sensitivity analyses of significant assumptions and assessed the historical accuracy of management’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Los Angeles, California

March 16, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Beachbody Company, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited The Beachbody Company, Inc’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, The Beachbody Company, Inc (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The Company did not maintain effective information technology general controls (ITGCs) over information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, the Company did not maintain (i) sufficient user access controls to ensure appropriate segregation of duties and to restrict access to financial applications, programs and data to only authorized users, and (ii) program change management controls to ensure that information technology (IT) program and data changes affecting financial information technology applications and underlying accounting records are appropriately authorized and implemented. Business process controls that are dependent on ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective. The Company also did not maintain effective controls over its impairment analyses for goodwill and long-lived assets as sufficient contemporaneous documentation was not retained to demonstrate the operation of review controls over the forecasts used in developing estimates of fair value.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Beachbody Company, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, the related notes and the financial statement schedules listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). This material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements, and this report does not affect our report dated March 16, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California

March 16, 2023

The Beachbody Company, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$80,091	$104,054
Restricted cash	—	3,000
Inventory, net	54,060	132,730
Prepaid expenses	13,055	15,861
Other current assets	39,248	43,727
Total current assets	186,454	299,372
Property and equipment, net	74,147	113,098
Content assets, net	34,888	39,347
Goodwill and intangible assets, net	133,370	171,533
Right-of-use assets, net	5,030	6,613
Other assets	9,506	7,649
Total assets	$443,395	$637,612
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,940	$48,379
Accrued expenses	64,430	74,525
Deferred revenue	95,587	107,095
Current portion of lease liabilities	2,150	2,307
Current portion of Term Loan	1,250	—
Other current liabilities	3,283	3,926
Total current liabilities	184,640	236,232
Term Loan	39,735	—
Long-term lease liabilities, net	3,318	4,823
Deferred tax liabilities	181	3,165
Other liabilities	3,979	8,007
Total liabilities	231,853	252,227
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 170,911,819 and 168,333,463 shares issued and outstanding at December 31, 2022 and 2021, respectively;	17	17
Class X: 141,250,310 shares issued and outstanding at December 31, 2022 and 2021, respectively;	14	14
Class C: no shares issued and outstanding at December 31, 2022 and 2021	—	—
Additional paid-in capital	630,709	610,418
Accumulated deficit	(419,235)	(225,043)
Accumulated other comprehensive income (loss)	37	(21)
Total stockholders’ equity	211,542	385,385
Total liabilities and stockholders’ equity	$443,395	$637,612

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Digital	$300,673	$365,412	$334,804
Nutrition and other	353,331	465,495	528,778
Connected fitness	38,195	42,738	—
Total revenue	692,199	873,645	863,582
Cost of revenue:
Digital	66,419	48,312	38,285
Nutrition and other	164,753	213,307	211,422
Connected fitness	91,454	67,043	—
Total cost of revenue	322,626	328,662	249,707
Gross profit	369,573	544,983	613,875
Operating expenses:
Selling and marketing	359,987	548,130	464,000
Enterprise technology and development	104,363	119,915	93,036
General and administrative	78,426	79,682	64,818
Restructuring	10,047	(320)	(1,677)
Impairment of goodwill and intangible assets	19,907	94,894	—
Total operating expenses	572,730	842,301	620,177
Operating loss	(203,157)	(297,318)	(6,302)
Other income (expense)
Change in fair value of warrant liabilities	8,322	50,729	—
Interest expense	(3,368)	(536)	(527)
Other income, net	958	3,204	666
Loss before income taxes	(197,245)	(243,921)	(6,163)
Income tax benefit (provision)	3,053	15,539	(15,269)
Net loss	$(194,192)	$(228,382)	$(21,432)

Net loss per common share, basic and diluted	$(0.63)	$(0.83)	$(0.09)
Weighted-average common shares outstanding, basic and diluted	307,489	275,359	239,540

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(194,192)	$(228,382)	$(21,432)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	55	(336)	(239)
Reclassification of losses on derivative financial instruments included in net loss	108	550	92
Foreign currency translation adjustment	(105)	(33)	(67)
Total other comprehensive income (loss)	58	181	(214)
Total comprehensive loss	$(194,134)	$(228,201)	$(21,646)

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated)	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balances at December 31, 2019	238,143	$24	$62,595	$24,771	$12	$87,402
Net loss	—	—	—	(21,432)	—	(21,432)
Other comprehensive loss	—	—	—	—	(214)	(214)
Equity-based compensation	—	—	5,398	—	—	5,398
Tax asset contribution	—	—	(135)	—	—	(135)
Holdings downstream merger	—	—	350	—	—	350
Common shares issued in connection with acquisition	4,870	—	27,889	—	—	27,889
Balances at December 31, 2020	243,013	24	96,097	3,339	(202)	99,258
Net loss	—	—	—	(228,382)	—	(228,382)
Other comprehensive income	—	—	—	—	181	181
Equity-based compensation	—	—	16,413	—	—	16,413
Options exercised, net of tax withholdings	1,408	—	1,526	—	—	1,526
Business Combination, net of redemptions and equity issuance costs of $47.0 million	51,617	5	333,826	—	—	333,831
Common shares issued in connection with acquisition	13,546	2	162,556	—	—	162,558
Balances at December 31, 2021	309,584	31	610,418	(225,043)	(21)	385,385
Net loss	—	—	—	(194,192)	—	(194,192)
Other comprehensive income	—	—	—	—	58	58
Equity-based compensation	857	—	17,620	—	—	17,620
Options exercised, net of tax withholdings	1,879	—	2,854	—	—	2,854
Shares withheld for tax withholdings on vesting of restricted stock	(158)	—	(183)	—	—	(183)
Balances at December 31, 2022	312,162	$31	$630,709	$(419,235)	$37	$211,542

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(194,192)	$(228,382)	$(21,432)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill and intangible assets	19,907	94,894	—
Depreciation and amortization	74,848	59,597	44,257
Amortization of content assets	24,276	14,838	7,485
Provision for inventory and inventory purchase commitments	39,757	17,488	2,759
Realized losses on hedging derivative financial instruments	108	550	92
Gain on investment in convertible instrument	—	(3,114)	(288)
Change in fair value of warrant liabilities	(8,322)	(50,729)	—
Gain on lease assignment	—	(6,500)	—
Equity-based compensation	17,620	16,413	5,398
Deferred income taxes	(2,961)	(15,862)	15,595
Amortization of debt issuance costs	733	—	—
Paid-in-kind interest	598	—	—
Other non-cash items	1,219	—	93
Changes in operating assets and liabilities:
Inventory	41,510	(74,257)	(27,754)
Content assets	(19,787)	(31,349)	(15,555)
Prepaid expenses	2,806	(6,761)	5,732
Other assets	4,241	(2,023)	(1,772)
Accounts payable	(26,705)	8,307	10,619
Accrued expenses	(8,673)	(11,273)	21,804
Deferred revenue	(9,563)	7,435	24,770
Other liabilities	(4,593)	(4,521)	(10,373)
Net cash provided by (used in) operating activities	(47,173)	(215,249)	61,430
Cash flows from investing activities:
Purchase of property and equipment	(26,493)	(77,911)	(37,933)
Investment in convertible instrument	—	(5,000)	(10,000)
Other investment	—	(5,000)	—
Cash paid for acquisition, net of cash acquired	—	(37,280)	1,247
Net cash used in investing activities	(26,493)	(125,191)	(46,686)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,162	4,680	—
Remittance of taxes withheld from employee stock awards	(308)	(3,154)	—
Debt borrowings	50,000	42,000	32,000
Debt repayments	(625)	(42,000)	(32,000)
Business combination, net of issuance costs paid	—	389,125	—
Shares withheld for tax withholdings on vesting of restricted stock	(183)	—	—
Payment of debt issuance costs	(4,485)	—	—
Deferred financing costs	—	—	(240)
Holdings downstream merger	—	—	405
Net cash provided by financing activities	47,561	390,651	165
Effect of exchange rates on cash	(858)	16	354
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,963)	50,227	15,263
Cash, cash equivalents and restricted cash, beginning of year	107,054	56,827	41,564
Cash, cash equivalents and restricted cash, end of year	$80,091	$107,054	$56,827
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,082	$466	$206
Cash paid during the year for income taxes, net	389	385	333
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	2,025	9,657	5,614
Common shares issued in connection with acquisition	—	162,558	27,889
Supplemental disclosure of noncash financing activities:
Tax asset contribution	—	—	(135)
Deferred financing costs, accrued but not paid	—	—	1,593
Warrants issued in relation to Term Loan	5,236	—	—

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

Pursuant to the terms of the Business Combination Agreement, (1) BB Merger Sub merged with and into Old Beachbody, with Old Beachbody surviving as a wholly-owned subsidiary of Forest Road (the “Surviving Beachbody Entity”); (2) Myx Merger Sub merged with and into Myx, with Myx surviving as a wholly-owned subsidiary of Forest Road; and (3) the Surviving Beachbody Entity merged with and into Forest Road, with Forest Road surviving such merger (the “Surviving Company”, and such mergers the “Business Combination”). On the Closing Date, the Surviving Company changed its name to The Beachbody Company, Inc. (the “Company”, “Beachbody”, “we” or “us”).

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission.

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

Old Beachbody was determined to be the accounting acquirer in the acquisition of Myx. As such, the acquisition is considered a business combination under ASC 805, Business Combinations, and was accounted for using the acquisition method of accounting. Beachbody recorded the fair value of assets acquired and liabilities assumed from Myx, see Note 9, Acquisitions. The consolidated financial statements include the financial information and activities for Myx for the period beginning on June 26, 2021.

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, the useful life and recoverability of long-lived assets, the valuation of warrant liabilities, the recognition and measurement of income tax assets and liabilities, the valuation of intangible assets, impairment of goodwill and intangible assets, and the net realizable value of inventory. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying amounts of assets and liabilities. Actual results could differ from those estimates.

Segments

Operating segments are the components of the Company for which separate financial information is available and that are regularly reviewed by the Chief Operating Decision Maker (“CODM”) in assessing performance and in deciding how to allocate resources to an individual segment. The Company considers its chief executive officer to be the Company’s CODM. The CODM manages business operations, evaluates performance, and allocates resources based on the Company’s consolidated net revenues and contribution margin.

Prior to the third quarter of 2022, the Company concluded it had two operating segments, Beachbody and Other, and one reportable segment, Beachbody. During the third quarter of 2022, in connection with the consolidation of its Openfit streaming fitness offering onto a single Beachbody digital platform, the Company determined that it has one operating and reportable segment and changed its segment reporting accordingly.

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

The Company maintains its cash at financial institutions, and the balances, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company mitigates its risk by placing funds in high-credit quality financial institutions and utilizing nightly sweeps into U.S. Treasury funds for certain cash accounts. Consequently, the Company believes it is not exposed to any significant risk on its cash and cash equivalents balances.

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

Property and Equipment, Net

Property and equipment, which includes computer software and web development costs, are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which primarily range from two to seven years and up to 39 years for buildings. Leasehold improvements are depreciated over the shorter of the life of the assets or the remaining life of the related lease. Costs of maintenance, repairs, and minor replacements are expensed when incurred, while expenditures for major renewals and betterments that extend the useful life of an asset or provide additional utility are capitalized.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the fair value of the consideration transferred in a business combination over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill and intangible assets deemed to have an indefinite life are not amortized. Instead, goodwill and indefinite-lived intangible assets are assessed for impairment annually or more frequently if an event or change in circumstances occurs that, with respect to goodwill, would more likely than not reduce the fair value of a reporting unit below its carrying value or, for indefinite-lived intangible assets, indicate that it is more likely than not that the asset is impaired.

Goodwill

Due to the sustained decline in the Company’s market capitalization and macro-economic conditions observed in the second quarter of 2022, the Company performed an interim test for impairment of its goodwill as of June 30, 2022. In performing the interim impairment test for goodwill, the Company elected to bypass the optional qualitative test and proceeded to perform quantitative tests by comparing the carrying value of each reporting unit to its estimated fair value. The Company previously tested its reporting units for impairment as of December 31, 2021, which resulted in an impairment and write-off of all goodwill in the Company’s Other reporting unit. The results of the Company’s interim test for impairment at June 30, 2022 concluded that the fair value of its Beachbody reporting unit exceeded its carrying value, resulting in no impairment.

As a result of the change in segment reporting discussed above, the Company completed a qualitative test for impairment of its goodwill by reporting unit both prior to and subsequent to the change. The qualitative assessment is an evaluation of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

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

The Company completed the required annual impairment test for goodwill as of October 1, 2022. The Company performed a quantitative assessment, in which it estimated the fair value of its reporting unit and determined that the fair value of its reporting unit was greater than its carrying value, resulting in no impairment.

The Company also performed an interim test for impairment of its goodwill as of December 31, 2022 due to the sustained decline in the Company’s market capitalization observed in the fourth quarter of 2022. The Company elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of its reporting unit to estimated fair value. The fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Indefinite-lived Intangible Assets

During the three months ended March 31, 2022, the Company determined that one of its acquired trade names no longer had an indefinite life. The Company tested the trade name for impairment before changing the useful life and determined there was no impairment based on its assessment of fair value. The Company is prospectively amortizing the trade name over its remaining estimated useful life of two years beginning January 1, 2022. The Company recorded $7.5 million, or $0.02 per share, of amortization expense for this trade name as a component of selling and marketing expenses for the year ended December 31, 2022.

The Company performed an interim test for impairment of its indefinite-lived intangible asset as of September 30, 2022 due to reduced revenue and margin forecasts for certain products. The fair value of the indefinite-lived trade name was calculated using a relief-from-royalty approach and was determined to be lower than its carrying value, primarily as a result of reduced revenue and margin forecasts for certain supplements. As a result, the Company recorded a $1.0 million non-cash impairment charge for this intangible asset during the year ended December 31, 2022.

As of December 31, 2022, the Company had no indefinite-lived intangible assets.

Long-Lived Assets

Management reviews long-lived assets (including property and equipment, content assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by first grouping the long-lived assets at the lowest level for which there are identifiable cash flows, and then comparing the carrying value of each asset group to its forecasted undiscounted cash flows. If the forecasted undiscounted cash flows indicates that the carrying value of the assets is not recoverable, an impairment test of the asset group is performed. Impairment is recognized if the carrying amount of the asset group exceeds its fair value.

Due to reduced revenue and operating income forecasts, the Company tested its asset group for recoverability as of December 31, 2022 and determined that the asset group was not recoverable. The fair value of the assets within the asset group was then calculated to determine whether an impairment loss should be recognized. The fair values of the customer-related, technology-based, and trade name intangible assets were estimated primarily using a relief-from-royalty approach and calculated to be lower than the carrying value. As a result, the Company recorded an aggregate impairment charge of $18.9 million.

As of December 31, 2022 and 2021, the Company’s long-lived assets were located in the U.S.

Leases

The Company accounts for its leases of administrative offices and production studios under ASC 842, Leases; the Company does not have any leases where it acts as a lessor. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases and are recorded on the consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-lined rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

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

Common Stock Warrant Liabilities

The Company assumed 10,000,000 warrants originally issued in Forest Road’s initial public offering (the “Public Warrants”) and 5,333,333 warrants issued in a private placement that closed concurrently with Forest Road’s initial public offering (the “Private Placement Warrants”), upon the Business Combination. The Public and Private Placement Warrants entitle the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. All of the Public and Private Placement Warrants remained outstanding as of December 31, 2022 and 2021. The Public Warrants are publicly traded and became exercisable on November 30, 2021. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis, as described in the warrant agreement. In no event will the Company be required to net cash settle any warrant. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants were not transferable, assignable or salable until July 25, 2021, subject to certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, will become Public Warrants, and will be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

In connection with the Term Loan, the Company issued warrants for the purchase of 4,716,756 shares of the Company’s Class A Common Stock at an exercise price of $1.85 per share to certain holders affiliated with Blue Torch Finance, LLC (the “Term Loan Warrants”). The Term Loan warrants vest on a monthly basis over four years and have a seven-year term.

The Company evaluated the Public, Private Placement and Term Loan Warrants under ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public, Private Placement and Term Loan Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public, Private Placement and Term Loan Warrants do not meet the conditions to be classified in equity. Since the Public, Private Placement and Term Loan Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as other liabilities in the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of warrant liabilities within the consolidated statements of operations at each reporting date. The Public Warrants are publicly traded and thus have an observable market price to estimate fair value. The Private Placement and Term Loan Warrants are valued using a Black-Scholes option-pricing model as described in Note 4, Fair Value Measurements, to the consolidated financial statements.

The fair values of the Public Warrants and Private Placement Warrants were remeasured as of December 31, 2021, resulting in a $56.0 million non-cash change in fair value gain in the consolidated statements of operations for the year ended December 31, 2021. Transaction costs and advisory fees allocated to the issuance of the Public and Private Placement Warrants of $5.3 million were also recorded as a component of change in fair value of warrant liabilities in the consolidated statements of operations, resulting in a net change in fair value of warrant liabilities of $50.7 million for the year ended December 31, 2021. The fair values of the Public, Private Placement, and Term Loan Warrants were remeasured as of December 31, 2022, resulting in a $8.3 million non-cash change in fair value gain in the consolidated statements of operations for the year ended December 31, 2022.

Investment in Convertible Instrument

In December 2020 and March 2021, the Company purchased a convertible instrument from Myx. The convertible instrument was scheduled to mature 18 months from issuance and bore interest of 11% per annum. The principal and accrued interest on the convertible instrument were subject to automatic conversion upon a qualified financing or a change in control, as defined in the agreement.

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

Other Investment

As of December 31, 2022, the Company has an investment in equity securities of a privately-held company of $5.0 million, with no readily determinable fair value. This equity investment is reported within other assets in the consolidated balance sheets. The Company uses the measurement alternative for this investment, and its carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar instruments. As of December 31, 2022, no adjustments to the carrying value of this investment were made.

Revenue Recognition

The Company’s primary sources of revenue are from sales of digital subscriptions, nutritional products, and connected fitness equipment. The Company records revenue when it fulfills its performance obligation to transfer control of the goods or services to its customer and defers revenue when it receives payments in advance of fulfilling its performance obligations. Control of shipped items is generally transferred when the product is delivered to the customer. Control of services, which are primarily digital subscriptions, transfers over time, and as such, revenue is recognized ratably over the subscription period (up to 38 months), using a mid-month convention. The Company markets and sells its products primarily in the United States, Canada, United Kingdom, and France.

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

Nutrition and Other Cost of Revenue

Nutrition and other cost of revenue includes product costs, shipping, fulfillment and warehousing, customer service, and payment processing fees. It also includes depreciation of nutrition-related e-commerce websites and social commerce platforms, amortization of formulae intangible assets, facilities, and related personnel expenses.

Connected Fitness Cost of Revenue

Connected fitness cost of revenue consists of product costs, including bike and tablet hardware costs, duties and other applicable importing costs, shipping costs, warehousing and logistics costs, costs associated with service calls and repairs of the product under warranty, payment processing and financing fees, customer service expenses, and personnel-related expenses associated with supply chain and logistics.

The costs associated with shipping connected fitness and nutrition and other products to customers were $35.4 million, $45.8 million and $36.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company pays Coach and third-party sales commissions when commissionable sales are made. In cases where the underlying revenue is deferred, the Company also defers the commissions and expenses these costs in the same period in which the underlying revenue is recognized. Deferred commissions are included in other current assets and other assets in the consolidated balance sheets and were $32.8 million and $31.7 million as of December 31, 2022 and 2021, respectively.

Coaches are also eligible for various bonuses, recognition, and complimentary participation in events, including those based on sales volume. The Company expenses these costs in the period in which they are earned. These expenses as well as Coach commissions earned but not paid are included in accrued expenses in the consolidated balance sheets.

Advertising costs are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs. Generally, the costs to produce television and web advertising are expensed as incurred, while television media costs are expensed at the time the media airs. Total advertising expense, including the costs to produce infomercials, were $36.9 million, $166.9 million and $98.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Enterprise Technology and Development

Enterprise technology and development expenses primarily include personnel-related expenses for employees and professional fees paid to consultants who create improvements to and maintain the Company’s enterprise systems applications, hardware, and software. Expenses also include payroll and related costs for employees involved in the research and development of new and existing products and services, enterprise technology hosting expenses, depreciation of enterprise technology-related assets, and equipment leases.

Research and development costs, which are expensed as incurred, were $4.4 million, $4.6 million, and $4.6 million during each of the years ended December 31, 2022, 2021 and 2020 respectively.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows. The Company primarily enters into option contracts to hedge forecasted payments, typically for up to 12 months, for cost of revenue, selling and marketing expenses, general and administrative expenses, and intercompany transactions not denominated in the local currencies of the Company’s foreign operations. The Company designates certain of these instruments as cash flow hedges and records them at fair value as either assets or liabilities within the consolidated balance sheets. Certain of these instruments are freestanding derivatives for which hedge accounting does not apply.

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

Income Taxes

The Company is subject to income taxes in the United States, Canada, and the United Kingdom. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

In evaluating the Company’s ability to recover deferred tax assets, all available positive and negative evidence is analyzed, including historical and current operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of losses, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other income, net, respectively, in the consolidated statements of operations. Accrued interest and penalties are included in accrued expenses and other liabilities in the consolidated balance sheets.

Foreign Currency

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of the subsidiaries. The assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. Revenues and expenses for these subsidiaries are translated at average exchange rates in effect during the applicable period. Translation adjustments are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses related to the recurring measurement and settlement of foreign currency transactions are included as a component of other income, net in the consolidated statements of operations and were a gain of $0.6 million, approximately zero, and $0.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Earnings (loss) per share

Basic net loss per common share is calculated by dividing net loss allocable to common shareholders by the weighed-average number of common shares outstanding during the period. Diluted net loss per common share adjusts net loss and net loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

Recently Adopted Accounting Pronouncement

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the EPS guidance. The Company adopted this new accounting guidance on a prospective basis on January 1, 2022, and the adoption did not have a material effect on its consolidated financial statements.

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

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of stockholders’ equity for the year ended December 31, 2021 (in thousands):

Recapitalization
Cash: Forest Road trust and cash, net of redemptions	$216,444
Cash: PIPE financing	225,000
Less: Non-cash net assets assumed from Forest Road	269
Less: Fair value of Public and Private Placement Warrants	(60,900)
Less: Transaction costs and advisory fees for Beachbody allocated to equity	(19,923)
Less: Transaction costs and advisory fees for Forest Road	(27,059)
Net Business Combination	333,831
Less: Non-cash net assets assumed from Forest Road	(269)
Less: Transaction costs and advisory fees for Beachbody allocated to warrants	(5,337)
Add: Non-cash fair value of Public and Private Placement Warrants	60,900
Net cash contributions from Business Combination	$389,125

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

Note 3. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Geographic region:
United States	$620,942	$787,083	$786,186
Rest of world[1]	71,257	86,562	77,396
Total revenue	$692,199	$873,645	$863,582

1 Consists of Canada, United Kingdom and France. No single country accounted for more than 10% of the Company’s total revenue.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. During the year ended December 31, 2022, the Company recognized $106.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $93.3 million of revenue that was included in the deferred revenue balance as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $67.7 million of revenue that was included in the deferred revenue balance as of December 31, 2019.

Note 4. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Derivative assets	$—	$462	$—
Total assets	$—	$462	$—

Liabilities
Public Warrants	$415	$—	$—
Private Placement Warrants	—	—	107
Term Loan Warrants	—	—	1,226
Total liabilities	$415	$—	$1,333

	December 31, 2021
	Level 1	Level 2	Level 3
Assets
Derivative assets	$—	$314	$—
Total assets	$—	$314	$—

Liabilities
Public Warrants	$2,701	$—	$—
Private Placement Warrants	—	—	2,133
Total liabilities	$2,701	$—	$2,133

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and the Term Loan approximate their recorded values. The fair value of the Public Warrants, which trade in active markets, is based on quoted market prices. The fair value of derivative instruments is based on Level 2 inputs such as observable forward rates, spot rates, and foreign currency exchange rates. The Company’s Private Placement Warrants and Term Loan Warrants are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Risk-free rate	4.2%	1.2%
Dividend yield rate	—	—
Volatility	75.0%	65.0%
Contractual term (in years)	3.49	4.49
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the Private Placement Warrants for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of period	$2,133	$—
Assumed in Business Combination	—	26,400
Change in fair value	(2,026)	(24,267)
Balance, end of period	$107	$2,133

For the year ended December 31, 2022, the change in the fair value of the Private Placement Warrants resulted from the change in price of the Company’s Class A Common Stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Term Loan Warrants

The Company determined the fair value of the Term Loan Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A Common Stock. Volatility was based on the implied volatility derived primarily from the average of the actual market activity of the Company’s peer group. The expected life was based on the remaining contractual term of the Term Loan Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the warrants’ expected life. The significant unobservable input used in the fair value measurement of the Term Loan Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively. See Note 12, Debt, for additional information regarding the Term Loan Warrants.

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants on the Effective Date and at December 31, 2022:

	December 31, 2022	August 8, 2022

Risk-free rate	4.0%	2.9%
Dividend yield rate	—	—
Volatility	75.0%	75.0%
Contractual term (in years)	6.61	7.00
Exercise price	$1.85	$1.85

The following table presents changes in the fair value of the Term Loan Warrants for the year ended December 31, 2022:

Year ended December 31,
2022
Balance, beginning of year	$—
Issued in connection with Term Loan	5,236
Change in fair value	(4,010)
Balance, end of year	$1,226

Investment in Convertible Instrument

Prior to the Business Combination, the convertible instrument was valued using a scenario-based analysis. Two primary scenarios were considered to arrive at the valuation for the convertible instrument. The first scenario considered the probability-weighted value of conversion at the stated discount to the issue price in a change in control event. The second scenario considered the probability-weighted value of conversion at the stated discount to the issue price in a qualified financing event. As of the date of the investment in the convertible instrument, an implied yield was calculated such that the sum of the value of the straight debt and the value of the conversion feature was equal to the principal investment amount. The implied yield of the investment was carried forward with a market adjustment and used as the primary discount rate for subsequent valuation dates.

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

The following table presents changes in the investment in convertible instrument from Myx measured at fair value for the year ended December 31, 2021 (in thousands):

Year Ended December 31,
2021
Balance, beginning of year	$10,288
Investment in convertible instrument	5,000
Change in fair value	3,114
Conversion of investment	(18,402)
Balance, end of year	$—

For the year ended December 31, 2021, the change in the fair value of the investment in convertible instrument resulted from the effective settlement of the instrument. The change in fair value is included in the consolidated statements of operations as a component of other income, net.

Note 5. Inventory, Net

Inventory, net consists of the following (in thousands):

	December 31,
	2022	2021
Raw materials and work in process	$13,380	$24,436
Finished goods	40,680	108,294
Total inventory	$54,060	$132,730

Adjustments to the carrying value of inventory for excess inventory and inventory on hand and inventory purchase commitments to net realizable value were $39.8 million, $17.5 million and $2.8 million during the years ended December 31, 2022, 2021 and 2020, respectively. These adjustments are included in the consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue.

Note 6. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Deferred coach costs	$31,270	$30,928
Deposits	4,527	8,915
Accounts receivable, net	866	1,225
Other	2,585	2,659
Total other current assets	$39,248	$43,727

Note 7. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021

Computer software	$236,533	$231,943
Computer equipment	24,240	23,691
Buildings	5,158	5,158
Leasehold improvements	4,600	5,157
Furniture, fixtures and equipment	1,222	2,442
Computer software and web development projects in-process	5,147	26,490
Property and equipment, gross	276,900	294,881
Less: Accumulated depreciation	(202,753)	(181,783)
Property and equipment, net	$74,147	$113,098

During the year ended December 31, 2022, primarily due to the consolidation of the Company’s digital platforms and office lease assignment, the Company disposed of certain property and equipment no longer in use. The Company recognized a net loss related to these disposals of $1.2 million during the year ended December 31, 2022, which is reflected in nutrition and other cost of revenue and technology and development, general and administrative, and restructuring expenses in the consolidated statements of operations.

The Company recorded depreciation expense related to property and equipment in the following expense categories of its consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Cost of revenue	$27,137	$18,160	$13,619
Selling and marketing	381	1,471	2,220
Enterprise technology and development	28,833	25,290	21,274
General and administrative	242	4,104	3,014
Total depreciation	$56,593	$49,025	$40,127

Note 8. Content Assets, Net

Content assets, net consist of the following (in thousands):

	December 31,
	2022	2021
Released, less amortization	$34,713	$35,936
In production	175	3,411
Content assets, net	$34,888	$39,347

The Company expects $19.8 million of content assets to be amortized during the next 12 months and 100% of the balance within three years. The Company recorded amortization expense for content assets of $24.3 million, $14.8 million and $7.5 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

(in thousands)
Allocation
Goodwill	$158,798
Intangible assets:
Trade name/Trademark	43,700
Developed technology	14,000
Customer relationships	20,400
78,100
Cash acquired	420
Inventory, net	10,639
Other assets	3,354
Content assets	3,400
Deferred revenue	(2,168)
Other liabilities	(14,487)
Deferred tax liabilities	(15,180)
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

The fair values of the trade name and trademark intangible assets were determined using an income approach, specifically, the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of Myx’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The fair value of the developed technology intangible asset was also determined by the relief-from-royalty approach. The fair value of the customer relationships intangible asset was determined by using an income approach, specifically a multi-period excess earnings approach, which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time.

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

Ladder

In September 2020, the Company acquired Ladder, a sports nutrition company, to enhance the Openfit platform by providing premium, NSF-certified supplements developed and endorsed by elite athletes. The following table summarizes the components of consideration and the fair value estimates of assets acquired and liabilities assumed (in thousands):

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

(in thousands)	Year Ended December 31,
2020
Pro forma combined:
Revenue	$865,757
Net income (loss)	(29,272)

Note 10. Goodwill and Intangible Assets, Net

Goodwill

Changes in goodwill for the years ended December 31, 2022 and 2021 are as follows (in thousands):

(in thousands)	December 31, 2022	December 31, 2021
	Beachbody	Beachbody	Other	Total
Goodwill, beginning of year	$125,166	$—	$18,981	$18,981
Business acquisition	—	125,166	33,632	158,798
Impairment of goodwill	—	—	(52,613)	(52,613)
Goodwill, end of year	$125,166	$125,166	$—	$125,166

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

The determination of the fair value of the Company’s reporting units was based on a combination of a market approach that considered benchmark company market multiples, a market approach that considered market multiples derived from the value of recent transactions, and an income approach that utilized discounted cash flows for each reporting unit. The Company applied equal weighting to each of the approaches in determining the fair value of the reporting units. The significant assumptions under each of these approaches include, among others: income projections, which are dependent on future customer subscriptions, new product introductions, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as the Company’s expectations of future performance and the expected future economic environment, which are partly based upon the Company’s historical experience. The cash flow projections also take into account the reduced operating costs as a result of the Company’s platform consolidation and One Brand marketing approach.

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

Intangible Assets, Net

Intangible assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

		December 31, 2022			December 31, 2021
	Weighted-Average Remaining Useful Life (years)	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangibles Assets, Net	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangibles Assets, Net

Contract-based	—	$300	$(300)	$—	$300	$(250)	$50
Customer-related	1.5	21,100	(14,800)	6,300	21,100	(4,081)	17,019
Technology-based	2.5	20,200	(19,400)	800	20,200	(7,999)	12,201
Talent and representation contracts	—	10,300	(10,300)	—	10,300	(10,300)	—
Formulae	2.8	1,950	(1,146)	804	1,950	(853)	1,097
Trade name	1.0	51,200	(50,900)	300	51,200	(35,200)	16,000
		$105,050	$(96,846)	$8,204	$105,050	$(58,683)	$46,367

Due to the continued decline in the Company’s market capitalization, industry trends reflecting a decline in market valuations and continued adverse macro and micro economic conditions including the competitive environment observed in the fourth quarter of 2022, the Company tested its definite-lived intangible assets for recoverability as of December 31, 2022 and concluded that customer relationships, developed technology and trade names were impaired. The Company recorded a $18.9 million non-cash impairment charge for these intangible assets for the year ended December 31, 2022.

The Company performed an interim test for impairment of its indefinite-lived intangible asset as of September 30, 2022 due to reduced revenue and margin forecasts for certain products. The fair value of the indefinite-lived trade name was calculated using a relief-from-royalty approach and was determined to be lower than its carrying value, primarily as a result of reduced revenue and margin forecasts for certain supplements. As a result, the Company recorded a $1.0 million non-cash impairment charge for this intangible asset during the year ended December 31, 2022.

Due to the sustained decline in the Company’s market capitalization, and reduced revenue and operating income forecast observed in the fourth quarter of 2021, the Company performed an interim test for impairment of its indefinite-lived trade names and tested its definite-lived intangible assets for recoverability as of December 31, 2021. The results of the Company’s annual and interim impairment tests concluded that the indefinite-lived trade names and the talent and representation contracts were impaired. These trade names were reported in the Company’s Beachbody and Other segments. The talent and representation contracts were reported in the Other segment. The Company recorded a $42.3 million non-cash impairment charge for these intangible assets for the year ended December 31, 2021.

Amortization expense for intangible assets was $18.3 million, $10.6 million and $4.1 million during the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2022 is as follows (in thousands):

Year ended December 31, 2023	$5,112
Year ended December 31, 2024	2,713
Year ended December 31, 2025	379
$8,204

Note 11. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	December 31,
	2022	2021
Employee compensation and benefits	$20,584	$8,996
Coach costs	14,535	19,168
Inventory, shipping and fulfillment	11,687	14,360
Sales and other taxes	4,818	5,097
Information technology	2,207	10,150
Advertising	1,176	4,033
Customer service expenses	956	1,773
Other accrued expenses	8,467	10,948
Total accrued expenses	$64,430	$74,525

Note 12. Debt

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors on the signature pages (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch Finance, LLC, as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement (the “Financing Agreement”). The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. In addition, the Financing Agreement permits the Company to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. Borrowings under the Term Loan are unconditionally guaranteed by the Guarantors, and all present and future material U.S. and Canadian subsidiaries of the Company. Such security interest consists of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.5 million of third-party debt issuance costs which are recorded in the consolidated balance sheets as a reduction of long-term debt as of December 31, 2022 and are being amortized over the term of the Term Loan using the effective-interest method. As of December 31, 2022, borrowings outstanding under the Term Loan were $49.4 million. The Term Loan matures on August 8, 2026.

The Term Loan borrowings may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR”) loans. Reference Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greater of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the “SOFR Rate” (based upon an interest period of 1 month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR loans bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the “SOFR Rate” (based upon an interest period of 3 months). The “SOFR Rate” is subject to a floor of 1.00%. In addition, the Term Loan borrowings bear additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the loans on each anniversary of the Effective Date. The $50.0 million Term Loan was a SOFR loan, with an effective interest rate of 16.66%. The Company recorded $3.4 million of interest related to the Term Loan during the year ended December 31, 2022.

In connection with the Term Loan, the Company issued warrants for the purchase of 4,716,756 shares of the Company’s Class A Common Stock at an exercise price of $1.85 per share to certain holders affiliated with Blue Torch Finance, LLC. The warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The warrants have a seven-year term from the Effective Date. See Note 4, Fair Value Measurements, for information on the valuation of the warrants. The warrants were recorded at an initial fair value of $5.2 million in the consolidated balance sheets as other liabilities and a reduction of long-term debt. The initial value of the warrants is being amortized as a debt discount over the term of the Term Loan using the effective-interest method.

The aggregate amounts of payments due for the periods succeeding December 31, 2022 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Year ending December 31, 2023	$1,250
Year ending December 31, 2024	1,563
Year ending December 31, 2025	2,500
Year ending December 31, 2026	44,062
Total debt	$49,375
Less current portion	(1,250)
Less unamortized debt discount and debt issuance costs	(8,988)
Add capitalized paid-in-kind interest	598
Total long-term debt	$39,735

The Term Loan amortizes at 2.50% per year from the Effective Date to the date that is the second anniversary of the Effective Date, payable on a quarterly basis, and thereafter, at 5.00% per year, payable on a quarterly basis. The Financing Agreement contains certain customary covenants with which the Company was in compliance as of December 31, 2022.

Note 13. Leases

The Company leases facilities under noncancelable operating leases expiring through 2027 and certain equipment under a finance lease expiring in 2024.

As of December 31, 2022 and 2021, the Company had operating lease liabilities of $5.3 million and $6.9 million, respectively, and right-of-use assets of $5.0 million and $6.4 million, respectively. As of December 31, 2022 and 2021, the Company had finance lease liabilities of $0.1 million and $0.3 million, respectively, and right-of-use assets of $0.1 million and $0.3 million, respectively.

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

The following summarizes the Company’s leases (in thousands):

	Year Ended December 31,
	2022	2021	2020
Finance lease costs:
Amortization of right-of-use asset	$192	$147	$147
Interest on lease liabilities	8	14	20
Operating lease costs	2,150	8,390	9,691
Short-term lease costs	202	649	166
Variable lease costs	566	721	303
Short-term sublease income	(127)	(53)	—
Total lease costs	$2,991	$9,868	$10,327

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$8	$14	$24
Operating cash flows from operating leases	2,195	10,254	11,459
Financing cash flows from finance leases	153	147	141
Right-of-use asset obtained in exchange for new operating lease liabilities	420	2,226	421

Weighted-average remaining lease term - finance leases	1.3	2.3	3.3
Weighted-average remaining lease term - operating leases	2.9	3.6	4.0

Weighted-average discount rate - finance leases	4.0%	4.0%	4.0%
Weighted-average discount rate - operating leases	4.5%	4.6%	5.5%

Maturities of operating and finance lease liabilities, excluding short-term leases, are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Year ended December 31, 2023	$2,289	$123	$2,412
Year ended December 31, 2024	2,079	2	2,081
Year ended December 31, 2025	687	—	687
Year ended December 31, 2026	712	—	712
Year ended December 31, 2027	132	—	132
Total	5,899	125	6,024
Less present value discount	(554)	(2)	(556)
Lease liabilities at December 31, 2022	$5,345	$123	$5,468

As the Company’s lease agreements do not provide an implicit rate, the discount rates used to determine the present value of lease payments are generally based on the Company’s estimated incremental borrowing rate for a secured borrowing of a similar term as the lease.

In November 2021, the Company entered into an agreement effective January 2022, assigning its Santa Monica office lease to a third party with a lease term expiring in 2025. Although the lease assignment requires the Company to remain secondarily liable as a surety with respect to the lease, the Company does not believe it is probable that it will be responsible for the obligations. As such, this assignment resulted in a modification of the Company’s lease term and reduced right-of-use assets by $22.1 million, lease liabilities by $28.2 million, and net loss by $6.5 million during the year ended December 31, 2021.
Note 14. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. The Company recorded $2.7 million and $1.0 million for losses on inventory purchase commitments related to connected fitness hardware during the years ended December 31, 2022 and 2021, respectively. These losses are included in accrued expenses in the consolidated balance sheets and connected fitness cost of revenue in the consolidated statements of operations. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding December 31, 2022 are as follows (in thousands):

Year ended December 31, 2023	$20,849
Year ended December 31, 2024	1,844
Year ended December 31, 2025	1,385
Year ended December 31, 2026	100
Thereafter	150
$24,328

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

On April 7, 2022, the Company received a letter addressed to its Board of Directors (the “Board”) from a law firm on behalf of two purported stockholders. Among other matters, the stockholder letter addressed the approval of the Company’s Amended & Restated Certificate of Incorporation at the special meeting of stockholders held on June 24, 2021, which included (i) a 1.3 billion share increase in the number of authorized shares of Class A common stock (the “2021 Class A Increase Amendment”), and was approved by a majority of the then-outstanding shares of both the Company’s Class A and Class B common stock, voting as a single class. The stockholder letter alleged that the 2021 Class A Increase Amendment required a separate vote in favor by at least a majority of the then outstanding shares of Class A common stock under Section 242(b)(2) of the General Corporation Law of the State of Delaware (the “DGCL”), and that the 1.3 billion share increase was never properly approved in accordance with the DGCL.

The Company continues to believe that a separate vote of Class A common stock was not required to approve the 2021 Class A Increase Amendment. However, in December 2022, a decision of the Delaware Court of Chancery (“Court of Chancery”) created uncertainty regarding this issue, and on December 29, 2022, the Company received a second letter on behalf of the two purported stockholders reiterating the Court of Chancery’s recent decision. The Company filed a petition under Section 205 of the DGCL (the “Section 205 Petition”) on February 16, 2023, in the Court of Chancery seeking to validate the Company Charter including, among other things, the 2021 Class A Increase Amendment.

On March 14, 2023 the Court of Chancery granted the Section 205 Petition validating each of the following and eliminating the uncertainty with respect thereto: (1) the Company Charter and the 2021 Class A Increase Amendment as of the time of filing with the Delaware Secretary of State and (2) all shares of capital stock that the Company issued in reliance on the effectiveness of the 2021 Class A Increase Amendment and Company Charter as of the date such shares were issued.

Note 15. Restructuring

Restructuring charges relate primarily to the Company’s 2022 strategic alignment initiative to consolidate its streaming fitness and nutrition offerings into a single Beachbody platform. The Company recognized restructuring costs of $10.0 million during the year ended December 31, 2022 comprised primarily of termination benefits related to headcount reductions, of which $0.5 million is included in accrued expenses in the consolidated balance sheets. In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following table summarizes activity in the Company’s restructuring-related liability during the year ended December 31, 2022 (in thousands):

	Liability at December 31, 2021	Restructuring Charges	Payments / Utilizations	Liability at December 31, 2022
Employee-related costs	—	10,047	(9,578)	469
Total costs	$—	$10,047	$(9,578)	$469

During the year ended December 31, 2022, the Company determined that the useful life of certain computer software, web development, and content assets would end upon the completion of its platform consolidation. The Company accelerated depreciation of these computer software and web development assets and recorded $3.4 million, or $0.01 per share, of additional depreciation expense as a component of digital cost of revenue and nutrition and other cost of revenue during the year ended December 31, 2022. The Company also accelerated amortization of these content assets and recorded $2.7 million, or $0.01 per share, of additional amortization as a component of digital cost of revenue during the year ended December 31, 2022.

Note 16. Stockholders' Equity

As of December 31, 2022, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of each share of Common Stock are entitled to dividends when, as, and if declared by the Company’s board of directors, subject to the rights and preferences of any holders of Preferred Stock outstanding at the time. As of December 31, 2022, the Company had not declared any dividends. The holder of each Class A Common Stock is entitled to one vote, the holder of each share of Class X Common Stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C Common Stock is not entitled to any voting powers.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss), net of tax (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at December 31, 2019	$(99)	$111	$12
Other comprehensive loss before reclassifications	(289)	(67)	(356)
Amounts reclassified from accumulated other comprehensive income (loss)	92	—	92
Tax effect	50	—	50
Balances at December 31, 2020	$(246)	$44	$(202)
Other comprehensive loss before reclassifications	(218)	(33)	(251)
Amounts reclassified from accumulated other comprehensive income (loss)	550	—	550
Tax effect	(118)	—	(118)
Balances at December 31, 2021	$(32)	$11	$(21)
Other comprehensive income (loss) before reclassifications	24	(105)	(81)
Amounts reclassified from accumulated other comprehensive income (loss)	108	—	108
Tax effect	31	—	31
Balances at December 31, 2022	$131	$(94)	$37

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

Under the 2021 Plan, all awards settle in shares of Class A Common Stock, and up to 30,442,594 shares of Class A Common Stock were initially available for issuance. The number of shares of Class A Common Stock available for issuance under the 2021 Plan will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) five percent of the total number of shares of Class A and Class X Common

Stock outstanding on the final day of the immediately preceding calendar year and (ii) the number of shares determined by the Company’s board of directors. As of December 31, 2022, 14,822,267 shares of Class A Common Stock remain available for issuance under the 2021 Plan.

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

A summary of the option activity under the plans is as follows:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	41,753,042	3.86	5.92	$11,379
Granted	22,805,144	1.18
Exercised	(1,879,095)	1.52
Forfeited	(10,499,831)	4.55
Expired	(3,764,635)	2.48
Outstanding at December 31, 2022	48,414,625	$2.65	6.35	$—
Exercisable at December 31, 2022	21,755,992	$2.60	3.10	$—

The intrinsic value of options exercised during the years ended December 31, 2022 and 2021 were $0.8 million and $7.4 million, respectively. There were no options exercised during the year ended December 31, 2020.

The fair value of each award as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to determine the fair value of option grants:

	December 31,
	2022	2021	2020
Risk-free rate	3.0%	1.1%	0.5%
Dividend yield rate	—	—	—
Volatility	52.9%	53.5%	54.9%
Expected term (in years)	6.16	6.21	6.22
Weighted-average grant date fair value	$0.63	$4.54	$5.16

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

A summary of the unvested option activity is as follows:

	Number of Options	Weighted-Average Grant Date Fair Value (per option)
Unvested at December 31, 2021	17,593,765	3.19
Granted	22,805,144	0.63
Vested	(5,993,063)	2.40
Forfeited	(7,747,213)	2.17
Unvested at December 31, 2022	26,658,633	$1.38

The Company does not use cash to settle equity instruments issued under equity-based compensation awards. The total fair value of awards which vested during the years ended December 31, 2022, 2021 and 2020 was $14.4 million, $5.3 million and $3.9 million, respectively.

A summary of RSU activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2021	573,678	$5.97
Granted	3,693,286	1.21
Vested	(856,697)	2.51
Forfeited	(251,082)	4.62
Outstanding at December 31, 2022	3,159,185	$1.45

RSUs granted to employees generally vest over four years, based on continued employment, while RSUs granted to members of the board of directors generally vest approximately one year after grant date.

The fair value of RSUs vested during the year ended December 31, 2022 was $2.2 million. No RSUs vested during the year ended December 31, 2021.

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

As of December 31, 2022, 2,985,492 warrants were exercisable. Compensation cost associated with the warrants is recognized over the requisite service period, which is 4.25 years.

Equity-Based Compensation Expense

Equity-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$1,416	$1,187	$216
Selling and marketing	7,015	7,357	2,169
Enterprise technology and development	1,403	2,380	1,294
General and administrative	7,786	5,489	1,719
Total equity-based compensation	$17,620	$16,413	$5,398

As of December 31, 2022, the total unrecognized equity-based compensation expense was $41.5 million, which will be recognized over a weighted-average remaining period of 2.64 years.

Note 18. Derivative Financial Instruments

As of December 31, 2022 and 2021, the notional amount of the Company’s outstanding foreign exchange options was $17.6 million and $30.4 million, respectively. There were no outstanding forward contracts as of December 31, 2022 and 2021.

The following table presents the fair value of the Company’s derivative instruments which are included in other current assets in the consolidated balance sheets (in thousands):

	December 31,
	2022	2021

Derivatives designated as hedging instruments	$343	$240
Derivatives not designated as hedging instruments	119	74
Total derivative assets	$462	$314

There were no derivative liabilities as of December 31, 2022 and 2021.

The Company expects that an immaterial amount of existing losses recorded in accumulated other comprehensive loss will be reclassified into net income (loss) over the next 12 months. The Company assessed its derivative instruments and determined that they were effective during the years ended December 31, 2022, 2021 and 2020.

The following table shows the pre-tax effects of the Company’s derivative instruments on its consolidated statements of operations (in thousands):

		Year Ended December 31,
	Financial Statement Line Item	2022	2021	2020
Unrealized gains (losses)	Other comprehensive income (loss)	$24	$(218)	$(289)

Losses reclassified from accumulated other	Cost of revenue	$(45)	$(222)	$(32)
comprehensive income (loss) into net loss	General and administrative	(63)	(328)	(60)
Total amounts reclassified		$(108)	$(550)	$(92)
Gains (losses) recognized on derivatives not designated as hedging instruments	Cost of revenue	$13	$(60)	$(112)

Note 19. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law, and the new legislation contains several key tax positions, including the five-year net operating loss carryback, an adjustment of the business interest limitation, and payroll tax deferral. The Company is required to recognize the effect of tax law changes in the period of enactment. The Company has assessed the applicability of the CARES Act and determined there to be no material impact to the Company other than its ability to use the entire $4.6 million of net operating loss carryback from 2020 to 2019 for federal income tax purposes. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law. It provided additional COVID-19 focused relief and extended certain provisions of the CARES Act. At this time, the Company does not believe that the Consolidated Appropriations Act, 2021 will have a material impact on the consolidated financial statements.

The components of the Company’s loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$(198,245)	$(247,030)	$(8,120)
Foreign	1,000	3,109	1,957
Loss before income taxes	$(197,245)	$(243,921)	$(6,163)

The components of the income tax benefit (provision), net were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$31	$32	$481
State and local	202	(167)	4
Foreign	(141)	(188)	(159)
	$92	$(323)	$326
Deferred:
Federal	$1,963	$13,437	$(11,759)
State and local	870	2,235	(3,791)
Foreign	128	190	(45)
	2,961	15,862	(15,595)
Income tax benefit (provision), net	$3,053	$15,539	$(15,269)

The Company has continued to record a full valuation allowance against its deferred tax assets at December 31, 2022 and 2021. The Company has certain net deferred tax liabilities that will reverse in a different period than its deferred tax assets and has deferred tax liabilities with an indefinite reversal period resulting in a net deferred tax liability, after recording a valuation allowance, at December 31, 2022 and 2021 of $0.2 million and $3.2 million respectively.

The actual tax rate on loss before income taxes reconciles to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.6%	3.4%	0.5%
Valuation allowance on deferred tax assets	(24.2%)	(19.3%)	(262.4%)
Adjustments to prior year provision	1.4%	0.4%	(4.5%)
Equity-based compensation	(1.1%)	0.6%	(9.1%)
Common stock warrant liability	0.9%	4.4%	—
Goodwill impairment	—	(4.5%)	—
R & D credits (federal and state, net of federal benefit)	—	0.5%	14.2%
Other	(0.1%)	(0.1%)	(7.4%)
Effective tax rate	1.5%	6.4%	(247.7%)

Deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$74,038	$66,039
Inventory	18,525	8,939
Tax basis step-up	13,240	14,930
Equity-based compensation	10,652	9,218
Capitalized research expense	6,057	-
Intangible assets	4,915	-
Accrued employee compensation and benefits	4,246	1,210
R & D credit carryover	3,886	2,162
Lease obligations	1,663	2,052
Accrued expenses	1,438	1,102
Other	2,164	1,962
Total deferred tax assets	140,824	107,614
Deferred tax liabilities:
Property and equipment	(13,377)	(25,787)
Content assets	(7,408)	(8,347)
Prepaid expenses	(2,425)	(2,572)
Right-of-use assets	(1,231)	(1,619)
Intangible assets	-	(4,345)
Total deferred tax liabilities	(24,441)	(42,670)
Net deferred tax assets before valuation allowance	116,383	64,944
Valuation allowance	(116,564)	(68,109)
Net deferred tax liabilities	$(181)	$(3,165)

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

As of December 31, 2022, the Company has accumulated U.S. federal and state net operating loss carryforwards of $293.7 million and $285.2 million, respectively. Of the federal net operating loss carryforwards, $2.3 million was generated before January 1, 2018 and subject to a 20-year carryforward period. The remaining $291.4 million can be carried forward indefinitely but is subject to an 80% taxable income limitation. The U.S. federal losses subject to carryforward limitations and state net operating loss carryforwards will begin to expire in 2037 and 2025, respectively. As of December 31, 2022, the Company has accumulated U.S. federal and state research tax credits of $3.5 million and $1.7 million, respectively. The U.S. federal research tax credits will begin to expire in 2039. The U.S. state research tax credits do not expire.

Uncertain Tax Positions

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021

Unrecognized tax benefits, beginning of year	$568	$184
Additions for current year tax positions	476	384
Unrecognized tax benefits (excluding interest and penalties), end of year	1,044	568
Interest and penalties associated with unrecognized tax benefits	—	—
Unrecognized tax benefits including interest and penalties, end of year	$1,044	$568

All of the unrecognized tax benefits was recorded as a reduction in the Company’s gross deferred tax assets. If the unrecognized tax benefits were not recorded it would affect the Company’s effective tax rate.

The Company files U.S. federal, numerous state and local income, franchise, U.K., and Canada tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, local, or Canada tax examination by taxing authorities for years prior to 2019. For the U.K., the Company is no longer subject to tax examinations by the taxing authorities for years prior to 2020.

Note 20. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan for the benefit of all employees who have met the eligibility requirements. Participants may contribute up to 75% of their eligible compensation, subject only to annual limitations set by the Internal Revenue Service. The Company matches 50% of participant contributions, up to 6% of the participant’s total compensation. For the years ended December 31, 2022, 2021 and 2020, the Company recorded expense for matching contributions of $2.9 million, $3.4 million and $2.0 million, respectively.

Note 21. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X Common Stock is as follows (in thousands, except share and per share information):

	Year Ended December 31,
	2022	2021	2020

Numerator:
Net loss	$(194,192)	$(228,382)	$(21,432)

Denominator:
Weighted-average common shares outstanding, basic and diluted	307,489,198	275,358,771	239,540,090

Net loss per common share, basic and diluted	$(0.63)	$(0.83)	$(0.09)

Basic net loss per common share is the same as dilutive net loss per common share for the years ended December 31, 2022, 2021 and 2020 as the inclusion of all potential common shares would have been antidilutive.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Options	48,414,625	41,753,042	34,168,725
RSUs	3,159,185	573,678	—
Compensation warrants	3,980,656	3,980,656	3,980,656
Public and Private Placement Warrants	15,333,333	15,333,333	—
Term Loan warrants	4,716,756	—	—
Preferred units	—	—	33,828,030
Forest Road Earn-out Shares	3,750,000	3,750,000	—
	79,354,555	65,390,709	71,977,411

Note 22. Related Party Transactions

In July 2021, the Company purchased a building from a company owned by the controlling shareholder for its appraised value of $5.1 million. There were no lease payments made to the related party and $0.1 million during the years ended December 31, 2022 and 2021, respectively. There were no material amounts due to the related party as of December 31, 2022 and 2021.

The Company has a royalty agreement with a company related to the controlling shareholder. The related party assisted the Company with the development of several products and receives royalties based on the sales of these products. Total payments to the related party were approximately $0.5 million and $1.0 million during the years ended December 31, 2022 and 2021, respectively. As of each December 31, 2022 and 2021, $0.2 million was due to the related party pursuant to the royalty agreement.

A minority shareholder and director of the Company is also a shareholder in a law firm that provides legal services to the Company. Total payments to the related party were $1.3 million and $2.3 million during the years ended December 31, 2022 and 2021, respectively. The Company’s accounts payable to the firm was $0.1 million as of each December 31, 2022 and 2021.

A minority shareholder affiliated with a director of the Company provided financial advisory services to the Company in connection with the August 2022 Financing Agreement. Total payments to the related party were $1.0 million during the year ended December 31, 2022. There were no amounts due to the related party as of December 31, 2022.

Note 23. Subsequent Events

In January 2023, the Company executed cost-reduction initiatives intended to further streamline the business, while focusing on key growth priorities. These actions are expected to result in approximately $6.5 million in costs consisting primarily of termination benefits during the first quarter of 2023. The Company is unable to estimate other costs related to this plan at this time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022, which is the end of the period covered by this Annual Report, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022, due to material weaknesses in our internal control over financial reporting, as described below, that were not remediated.

Notwithstanding the identified material weaknesses described below, management does not believe that these deficiencies had an adverse effect on our reported operating results or financial condition, and management has determined that the consolidated financial statements and other information included in this report and other periodic filings present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes those policies and procedures that:

•
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions or dispositions of our assets.
•
Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States.
•
Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of management and our directors, and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

With the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, due to the material weaknesses described below, management concluded that the system of internal control over financial reporting was not effective as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Material Weaknesses

We identified material weaknesses in internal control over financial reporting that existed as of December 31, 2022.

For our information technology general controls (ITGCs) over information systems and applications that are relevant to the preparation of the consolidated financial statements, we did not maintain (i) sufficient user access controls to ensure appropriate segregation of duties and to restrict access to financial applications, programs and data to only authorized users, and (ii) program change management controls to ensure that information technology (IT) program and data changes affecting financial information technology applications and underlying accounting records are appropriately authorized and implemented. Business process controls that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective. Additionally, we did not maintain effective controls over our impairment analyses for goodwill and long-lived assets as we did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over the forecasts used in developing estimates of fair value.

The material weaknesses did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously released financial results. However, because the material weaknesses create a reasonable possibility that a material misstatement to our financial statements would not be prevented or detected on a timely basis, we concluded that as of December 31, 2022, the internal control over financial reporting was not effective.

Plan of Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The Company continues to provide additional training to personnel and put in place additional quality control measures around its processes and the retention of evidence of control activities.

When fully implemented and operational, we believe that these actions will remediate the underlying causes of the material weaknesses and strengthen our internal control over financial reporting. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We currently expect that the remediation of these material weaknesses will be completed prior to the end of 2023.

As we implement these remediation efforts, we may determine that additional steps may be necessary to remediate the material weaknesses. We cannot provide assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Item 9B. Other Information.

Departure of Chief Legal Officer

On March 10, 2023, the Company and Blake Bilstad, Chief Legal Officer and Corporate Secretary of the Company, reached an agreement (the “Separation Agreement”) whereby Mr. Bilstad will leave the Company as part of the Company’s reprioritization of its business operations, effective as of May 1, 2023. Mr. Bilstad will remain as Chief Legal Officer and Corporate Secretary assisting the Company with transition matters until May 1, 2023, at which time his employment with the Company will terminate and Mr. Bilstad will resign his elected officer positions with the Company and each of its subsidiaries.

Pursuant to the Separation Agreement, in exchange for his execution of a general release of claims, Mr. Bilstad will be eligible to receive the severance benefits provided for under his employment agreement with the Company, which includes severance in the sum of Mr. Bilstad’s annual base salary plus a pro rata portion of his target bonus, except that such payment will be paid in a lump sum amount (rather than in substantially equal installments in accordance with the Company’s normal payroll practices over the 12-month period following the termination date), payments or reimbursements for the cost of COBRA premiums for the twelve months following the termination date and accelerated vesting of all outstanding Company equity awards that vest solely on the passage of time up through May 15, 2024 that are held by Mr. Bilstad on the termination date.

The summary does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, which is filed as Exhibit 10.15 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required for this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required for this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

Item 12(a). Security Ownership of Certain Beneficial Owners.

The information required for this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

Item 12(b). Security Ownership of Management.

The information required for this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

Item 12(c). Changes in Control.

The information required for this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.

The information required for this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required for this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required for this item will be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)1. Financial Statements

(a)2. Financial Statement Schedules

The following financial statement schedules for the years ended December 31, 2022, 2021 and 2020 are filed as part of this report and should be read in conjunction with the consolidated financial statements.

	December 31,
	2022	2021	2020
Inventory reserve, beginning of year	$25,830	$8,641	$8,031
Additions charged to earnings	36,148	17,488	2,759
Deductions	(9,003)	(299)	(2,149)
Inventory reserve, end of year	$52,975	$25,830	$8,641

	December 31,
	2022	2021	2020
Deferred tax asset valuation allowance, beginning of year	$68,109	$16,174	$—
Additions charged to earnings	47,640	47,128	16,174
Other (1)	815	4,807	—
Deferred tax asset valuation allowance, end of year	$116,564	$68,109	$16,174

(1) The valuation allowance was adjusted for acquisitions and deferred taxes related to tax deductible transaction costs included in additional paid in capital in the financial statements.

(a)3. Exhibits

Exhibits required under Item 601 of Regulation S-K:

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.
2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., BB Merger Sub, Inc., Myx Merger Sub, LLC, The Beachbody Company Group, LLC, And Myx Fitness Holdings, LLC.	8-K/A	2.1	2/16/2021	001-39735
3.1	Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	7/1/2021	001-39735
3.2	Amended and Restated Bylaws of The Beachbody Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 1, 2021).	8-K	3.2	7/1/2021	001-39735
4.1	Specimen Class A Common Stock Certificate of The Beachbody Company, Inc.	8-K	4.1	7/1/2021	001-39735
4.2	Warrant Agreement, dated November 24, 2020, by and between Forest Road Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.2	7/1/2021	001-39735
4.3	Description of Securities.	10-K	4.3	3/1/2022	001-39735
4.4	Form of Warrant.	10-Q	10.3	8/8/2022	001-39735
10.1	Form of Subscription Agreement.	S-4/A	10.1	5/27/2021	333-253136
10.2	Sponsor Agreement, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., Forest Road Acquisition Sponsor LLC and The Beachbody Company Group, LLC.	S-4/A	10.2	5/27/2021	333-253136
10.3	Amended and Restated Registration Rights Agreement, by and among The Beachbody Company, Inc., Forest Road Acquisition Sponsor LLC, The Beachbody Company Group, LLC, Kevin Mayer and certain stockholders of The Beachbody Company, Inc.	8-K	10.3	7/1/2021	001-39735
10.4^	The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.2	7/9/2021	001-39735
10.5^	The Beachbody Company, Inc. Employee Stock Purchase Plan.	8-K	10.3	7/9/2021	001-39735
10.6^	Form of Stock Option Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.4	7/9/2021	001-39735
10.7^	Form of RSU Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.5	7/9/2021	001-39735
10.8^	Non-Employee Director Compensation Program.	8-K	10.6	7/9/2021	001-39735
10.9^	The Beachbody Company, Inc. Amended and Restated 2020 Equity Compensation Plan.	8-K	10.7	7/9/2021	001-39735
10.10^	The Beachbody Company, Inc. Deferred Compensation Plan for Directors					*

10.11^	Offer of Employment Letter, dated April 15, 2022, by and between Beachbody, LLC and Marc Suidan.	10-Q	10.1	5/9/2022	001-39735
10.12^	Separation, General Release and Independent Contractor Services Agreement, dated April 19, 2022, by and among Beachbody, LLC, The Beachbody Company, Inc. and Sue Collyns	10-Q	10.2	5/9/2022	001-39735
10.13^	Revised Offer of Employment Letter, dated as of May 10, 2022, as amended, by and between Beachbody, LLC and Kathy Vrabeck.	10-Q	10.1	8/8/2022	001-39735
10.14^	Offer of Employment Letter, dated September 27, 2021, by and between The Beachbody Company and Blake Bilstad.	10-Q	10.1	11/15/2021	001-39735
10.15^	Confidential Separation and General Release Agreement, dated as of March 10, 2023 and effective May 1, 2023, by and between Beachbody, LLC and Blake Bilstad.					*
10.16	Form of Indemnification Agreement.	8-K	10.1	5/9/2022	001-39735
10.17	Warrant Agreement, dated September 18, 2020, by and between The Beachbody Company Group, LLC and Akron Supplement, LLC.	S-4/A	10.12	5/10/2021	333-253136
10.18	Warrant Agreement, dated September 18, 2020, by and between The Beachbody Company Group, LLC and Schwarzenegger Blind Trust.	S-4/A	10.13	5/10/2021	333-253136
10.19	Financing Agreement, dated August 8, 2022, by and among Beachbody, LLC, a Delaware limited liability company, The Beachbody Company, Inc., a Delaware corporation (the "Parent"), each subsidiary of the Parent from time to time party thereto, the lenders from time to time party hereto (each a "Lender" and collectively, the "Lenders"), and Blue Torch Finance, LLC, as collateral agent and as administrative agent for the Lenders.	10-Q	10.2	8/8/2022	001-39735
21.1	Subsidiaries of the Company					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.
^	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEACHBODY COMPANY, INC.

Date: March 16, 2023	By:	/s/ Blake T. Bilstad
Blake T. Bilstad
Chief Legal Officer & Corporate Secretary

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Daikeler, Marc Suidan and Blake Bilstad, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carl Daikeler	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2023
Carl Daikeler

/s/ Marc Suidan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023
Marc Suidan

/s/ Mary Conlin	Director	March 16, 2023
Mary Conlin

/s/ Kristin Frank	Director	March 16, 2023
Kristin Frank

/s/ Michael Heller	Director	March 16, 2023
Michael Heller

/s/ Ann Lundy	Director	March 16, 2023
Ann Lundy

/s/ Kevin Mayer	Director	March 16, 2023
Kevin Mayer

/s/ John Salter	Director	March 16, 2023
John Salter

/s/ Ben Van de Bunt	Director	March 16, 2023
Ben Van de Bunt