Form 10-K/A
period 2022-12-31
Beachbody Company, Inc.
filed 2023-04-28
CIK 1826889

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
There were 170,911,819 shares of registrant’s Class A Common Stock, par value $0.0001 per share, and 141,250,310 shares of the registrant’s Class X
Common
Stock
, par value $0.0001 per share, outstanding as of March 8, 2023.

Auditor Firm: Ernst & Young LLP	Auditor Firm ID: 42	Auditor Firm Location: Los Angeles, California

1

EXPLANATORY NOTE
The Beachbody Company, Inc. (the “Company,” “we,” “us,” “our” or similar terms) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Original
10-K”
and, together with the Original Form
10-K,
the “Report”), to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the Original
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment to include Part III information in our Report because a definitive proxy statement containing such information may not be filed by us within 120 days after the end of the fiscal year covered by our Report.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original
10-K
are hereby amended and restated in their entirety. Additionally, in accordance with Rules
12b-15
and
13a-14
under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial
statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Original
10-K.
This Amendment does not reflect events occurring after the filing of the Original
10-K
or modify disclosures affected by
subsequent
events. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the
Original
10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, including statements about and the financial condition, results of operations, earnings outlook and prospects of the Company. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors

The following table and biographical information sets forth certain information for each director of the Company’s board of directors (“Board” or “Board of Directors”). Such information is current as of February 20, 2023. The information presented below for each director includes the specific experience, qualifications, attributes and skills that led us to the conclusion that such director is qualified to serve on our Board of Directors in light of our business.

Name	Age	Director Since	Committee Membership
			Audit	Compensation	Nominating
Carl Daikeler	59	1998	—	—	—
Mary Conlin	58	2021	✓	✓	—
Kristin Frank	57	2021	—	✓	✓
Michael Heller	58	2012	—	—	Chair
Ann Lundy	52	2023	Chair	—	—
Kevin Mayer	60	2021	✓	—	—
John Salter	45	2018	—	—	✓
Ben Van de Bunt	60	2019	✓	Chair	✓

Carl D. Daikeler has served as our Chairman and CEO since he co-founded Beachbody in 1998. Prior to Beachbody, Mr. Daikeler worked at Guthy-Renker assisting with new products for infomercials. He also runs the Beachbody Foundation, a non-profit organization contributing to a number of foundations such as the International Justice Mission, Hope Of The Valley, NAACP, The Lakota Tribe, Upward Bound House, Go Campaign, and Save-A-Warrior (SAW). Mr. Daikeler obtained a B.A. from Ithaca College. We believe Mr. Daikeler is qualified to serve as a member of our Board of Directors because of his extensive business and leadership experience and, in particular, his experience leading Beachbody.

Mary Conlin has served as a member of our Board since June 2021. From 2001-2007 Ms. Conlin served as Director and Head of Marketing & Corporate Communications for Pixar Animation Studios, a computer animation studio which was acquired in 2006 by The Walt Disney Company, and has since retired. Prior to Pixar, from 1990-1996 and again from 1998-1999 she served as Director of International Distribution and Director of Worldwide Promotions for the theatrical division at Warner Bros. Pictures, a multinational film production company. Ms. Conlin started her career in advertising at VMLY&R, formerly known as Young & Rubicam. Since May 2020 she has served on the board of directors for Daily Journal Corp, a public publishing and technology company. Ms. Conlin obtained a B.A. from Princeton University 1986 and an M.B.A. from Harvard University 1990. We believe Ms. Conlin is qualified to serve on our board of directors due to her extensive leadership and marketing experience.

Kristin Frank has served as a member of our Board since November 2021. Ms. Frank has served as Chief Executive Officer of AdPredictive since March 2020 a customer intelligence platform that connects data and machine learning to business outcomes to help marketers deliver efficient and effective results and sustainable growth for companies. She also currently sits on the boards of Brightcove, Inc., a leading global provider of cloud services for video, and Gaia, Inc., a global video streaming service and community. Before joining AdPredictive, from 1995to 2017 Ms. Frank served at Viacom, a former media conglomerate now operating as Paramount Global, in various capacities as a member of its executive and regional teams, serving most recently as the Chief Operating Officer of the division overseeing revenue, strategy, and operations for MTV. Ms. Frank also served as the Executive Vice President and Head of Digital for the Music and Entertainment Division, in which she developed scaled digital, product, and content businesses for MTV, Comedy Central, VH1, CMT, LOGO, and MTV2. Additionally, she served as the Regional Vice President of Content Distribution and

Marketing, the Chief Operating Officer of LOGO, and the General Manager of MTV and VH1 Digital Media. Ms. Frank obtained a B.B.A. degree in Finance from the University of Iowa. We believe Ms. Frank is qualified to serve on our Board of Directors due to her extensive leadership, board governance, and marketing experience.

Ann Lundy has served as a member of our Board since January 2023. Ms. Lundy has served as Senior Vice President, Corporate Finance and Internal Audit of Activision Blizzard, a public video game holding company, since November 2021 and before that served as Vice President, Internal Audit from September 2019. Prior to Activision Blizzard, in 2019 Ms. Lundy was an executive consultant in finance, accounting and project management services and before that served as Senior Vice President and Chief Accounting Officer of MH Sub I, LLC (d/b/a Internet Brands), a company operating online media, community and e-commerce sites, in 2018. Prior to that, from March 2003 to August 2018 Ms. Lundy served various leadership positions at Mattel, Inc., including as Senior Vice President Finance & Strategy, Global Development and Product Supply. Ms. Lundy obtained a B.S. in Accounting from Oakland University and is licensed as an inactive certified public accountant in Michigan since October 1994. We believe Ms. Lundy is qualified to serve on our Board of Directors to her extensive financial and public company experience.

Kevin Mayer has served as a member of our Board since June 2021. Kevin Mayer has served since January 2022 as Co-Chief Executive Officer and founder of Candle Media, a next generation media company, home to category-defining brands including Hello Sunshine, Moonbug Entertainment, Faraway Road Productions and Westbrook Media. Mr. Mayer is also co-founder and managing director of Smash Capital, serves as Chairman of DAZN Group, a major global sports media company, and is on the Board of the Forest Road Company. Prior to founding Candle and Smash Capital, from June 2020to August 2020Mr. Mayer served as CEO of TikTok and COO of its parent company, ByteDance. Before that, from 2015 to 2020 Mr. Mayer served as Chief Strategy Officer at The Walt Disney Company where he oversaw strategy and new business development as well mergers and acquisitions for the company, and subsequently served as Chairman for its Direct-to-Consumer and International segment which included developing or overseeing global streaming platforms including Disney+, ESPN+ and Hulu. Mr. Mayer has been an advisory board member at Salesforce since November 2020 and has served on the board of Tinuiti, a private performance marketing agency since April 2021. Mr. Mayer holds a Bachelor of Science in Mechanical Engineering from MIT, a Master of Science in Electrical Engineering from San Diego State University and a Master of Business Administration from Harvard University. We believe Mr. Mayer is qualified to serve on our Board of Directors due to his extensive leadership and media industry experience.

Michael Heller has served as a member of our Board since November 2012. Since 1994 Mr. Heller has served at Cozen O’Connor, an international law firm, currently as the Executive Chairman and Chief Executive Officer. He has served as a member of the Board of Directors of Hanover Fire and Casualty Co., a property and casualty insurance carrier since May 2004. Mr. Heller also sits on several nonprofit boards, including Thomas Jefferson University Hospital, Villanova Law School, CEO’s vs Cancer, Greater Philadelphia Chamber of Commerce and Philadelphia Alliance for Capital and Technologies. Mr. Heller obtained a B.A. with high honors from The Pennsylvania State University and a J.D. from Villanova University. We believe Mr. Heller is qualified to serve on our Board of Directors due to his extensive leadership and board governance experience.

John S. Salter has served as a member of our Board since December 2018. He is a co-founder and partner of The Raine Group LLC (“Raine”) since May 2009, an integrated merchant bank advising and investing in high growth sectors of technology, media and telecommunications, where he is responsible for Raine’s interactive entertainment, real money gaming and digital media practice. Prior to co-founding Raine, he was the Global Head of Digital Media at UBS Investment Bank in the Technology, Media and Telecommunications Group. Prior to joining UBS Investment Bank, Mr. Salter worked in the Internet and New Media Group at Volpe, Brown, Whelan & Co. in San Francisco. Mr. Salter has served as a member of a number of boards of directors including as a director for Huuuge Games, a video game developer on mobile devices and PCs, since October 2017, Play Games 24x7, a leading Indian gaming company, since October 2019 and as an observer for DraftKings, a leading digital sports entertainment and gaming company, August 2014. Mr. Salter obtained a B.A. from Stanford

University. We believe Mr. Salter is qualified to serve on our Board of Directors due to his extensive leadership, industry, and board governance experience.

Ben Van de Bunt has served as a member of our Board since March 2019. Since 2013 Mr. Van de Bunt has been an entrepreneur and co-owner of numerous companies including Silver Creek, Paramount Equity, LoanPal, FHR, Inspire Energy, Nestidd, Omni Energy, Good Finch and Rosewood Homes. Previously, Mr. Van de Bunt was Chief Executive Officer and President at Guthy-Renker from 1993 through 2013. He previously served as a member of the board of directors of Houlihan Lokey from September 2018 to July 2019, Solar City from 2013-2015, Guthy-Renker since 1995, Inspire Energy, GivePower and St. John’s Hospital since 2014. Mr. Van de Bunt obtained a B.A. of the University of California, Los Angeles, and a J.D. from Harvard Law School. We believe Mr. Van de Bunt is qualified to serve on our Board of Directors due to his extensive venture capital, leadership, and board governance experience.

Executive Officers

Below is biographical information for each of our current executive officers as of February 20, 2023, other than Carl Daikeler (whose biographical information is shown under “Directors” above). Each executive officer serves at the discretion of the Board of Directors and the Chief Executive Officer.

Name	Age	Position

Carl Daikeler	59	Co-Founder, Chairman and Chief Executive Officer
Marc Suidan	49	Chief Financial Officer
Blake Bilstad	52	Chief Legal Officer and Corporate Secretary
Michael Neimand	58	President, Beachbody
Kathy Vrabeck	59	Chief Operating Officer

Marc Suidan has served as our Chief Financial Officer since May 2022. Prior to Beachbody, Mr. Suidan served as a Partner at PricewaterhouseCoopers since 2011 and served as their Global Tech, Media and Telecom Leader. Prior to PricewaterhouseCoopers, he served as Co-Founder and CFO of several startups. Mr. Suidan obtained an MBA from the Kellogg School of Management at Northwestern University, a Bachelor of Management from McGill University, and is an active CPA in Canada.

Blake Bilstad has served as our Chief Legal Officer and Corporate Secretary since 2021. Prior to Beachbody, from 2018 through 2021, Mr. Bilstad was the Chief Legal Officer and Corporate Secretary of dosist, an award-winning health and wellness company, and currently still serves on dosist’s board of directors. From 2015 to 2018, Mr. Bilstad served as Senior Vice President General Counsel and Secretary at sports entertainment pioneer, WWE (NYSE: WWE) and was WWE’s acting Senior Vice President—Human Resources from 2015 to 2016. From 2004 to 2015, Mr. Bilstad was General Counsel and Secretary at e-commerce conglomerate Provide Commerce (previously Nasdaq: PRVD), which was publicly-held until its acquisition in 2006 by Liberty Media Corporation. From 1999 to 2004, Mr. Bilstad worked with MP3.com, Inc., a publicly-held digital media company acquired in 2001 by Vivendi Universal S.A., a global entertainment and telecommunications conglomerate, where he helped form VUNet USA and served as the group’s Senior Vice President of Legal Affairs and Secretary. Mr. Bilstad held previous legal positions at Cooley Godward LLP, the U.S. Department of Justice—Antitrust Division, the Harvard Negotiation Project and two other major law firms. Mr. Bilstad earned his Juris Doctor cum laude from Harvard Law School and his Bachelor of Arts degree in History magna cum laude from Duke University.

Michael Neimand has served as President, Beachbody since 2016 and is responsible for our direct selling activities, Team Beachbody, and the direct selling division’s international expansion efforts. Mr. Neimand joined Beachbody in 2006 and has held various positions including Executive Vice-President. Prior to Beachbody, he served as Vice President of Sales and Initiatives at Herbalife and was at the company from 1995 through 2006 and also worked at BAE Systems, a global defense, security and aerospace company. Mr. Neimand obtained a B.A. from the University of California, Los Angeles.

Kathy Vrabeck has served as our Chief Operating Officer since April 2022 after serving as our Chief Strategy Officer from April 2021 to April 2022. Prior to Beachbody, from October 2015 to April 2021 Ms. Vrabeck served as a Senior Client Partner at Korn Ferry, a global talent and organizational advisory firm, where she led Korn Ferry’s Consumer Digital sector. Prior to joining Korn Ferry in October 2015, she was a Partner at Heidrick & Struggles International, Inc., an executive search firm, where she served as both Global Sector Leader of their Media, Entertainment and Digital practice and partner-in-charge of the Los Angeles office. Prior to Heidrick & Struggles, Ms. Vrabeck held a number of leadership positions in digital media companies, including President, Legendary Digital at Legendary Entertainment from March 2009 to March 2011 where she was responsible for the creation, management and delivery of digital entertainment, with a focus on video games. From May 2007 to November 2008, Ms. Vrabeck was with Electronic Arts, Inc., a developer, marketer, publisher and distributor of video games, where she served as President, EA Casual Entertainment. Prior to that, Ms. Vrabeck held executive roles at Activision, Inc. from August 1999 to April 2006, including President, Activision Publishing. Ms. Vrabeck serves as Chair of the board of directors of MediaAlpha, Inc. (NYSE:MAX), a public company specializing in end customer acquisition for insurance carriers, and as a member of the board of directors of United Talent Agency Acquisition Corporation (NASDAQ: UTAA). Ms. Vrabeck received a B.A. in French and economics from DePauw University and an M.B.A. from Indiana University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities during the fiscal year ended December 31, 2022, were satisfied, except that due to administrative errors certain persons who own more than ten percent of a registered class of our equity securities (RPIII Rainsanity LP, RPIII Corp SPV Management LLC, RPIII Corp Aggregator LP, Raine Associates III Corp (AIV 2) GP LP, Raine Management LLC, The Raine Group LLC, and Raine Holdings LLC (collectively, the “Raine Entities”)) filed one Form 4 late, reporting (i) the grant of equity awards on August 27, 2021 to Mr. Salter, a director of our Board affiliated with the Raine Entities, (ii) the grant of equity awards on May 10, 2022 to Mr. Salter, and (iii) certain disposition of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) on January 19, 2022 via distributions to the limited partners of certain of the Raine Entities. In addition, the Raine Entities filed one Form 3 late due to the inadvertent omission of RPIII Corp SPV Management LLC, Raine Management LLC, The Raine Group LLC, and Raine Holdings LLC from the original Form 3 of the Raine Entities filed on June 29, 2021.

Code of Ethics and Conduct

We have adopted a code of ethics and business conduct that applies to all employees, including employees of our subsidiaries, as well as each member of our Board of Directors. The code of ethics and business conduct is available at our website at https://investors.thebeachbodycompany.com/governance/governance-documents.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above.

Audit Committee

The Audit Committee of our Board of Directors (“Audit Committee”) consists of Mary Conlin, Ann Lundy, Kevin Mayer, and Ben Van de Bunt, with Ms. Lundy serving as chair. Rule 10A-3 of the Exchange Act and the New York Stock Exchange (“NYSE”) rules require that our Audit Committee be composed entirely of independent members. Our Board of Directors has affirmatively determined that Mmes. Conlin and Lundy and Messrs. Mayer and Van de Bunt each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the NYSE rules. Each member of our Audit Committee also meets the financial literacy requirements of NYSE listing standards. In addition, our Board of Directors has determined that Ms. Lundy qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Our Audit Committee is responsible for, among other things:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

•	assisting the board of directors in evaluating the qualifications, performance, and independence of our independent auditors;

•	assisting the board of directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;

•	assisting the board of directors in monitoring our compliance with legal and regulatory requirements;

•	assisting the board of directors in monitoring the performance of our internal audit function;

•	monitoring the performance of our internal audit function;

•	reviewing with management and our independent auditors our annual and quarterly financial statements;

•

establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the audit committee report that the rules and regulations of the SEC require to be included in our annual proxy statement.

Our Audit Committee also reviews the related party transaction policy described under “Certain Relationships and Related Party Transactions.” Our Audit Committee operates under a written charter which is available on our website at https://investors.thebeachbodycompany.com/governance/governance-documents.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

General

In this Compensation Discussion and Analysis, we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table below (each, an “NEO”) during fiscal 2022, including the elements of our compensation program for NEOs, material compensation decisions made under that program for fiscal 2022, and the material factors considered in making those decisions. Our NEOs for the year ended December 31, 2022 were:

•	Carl Daikeler, Co-Founder, Chairman, and Chief Executive Officer;

•	Marc Suidan, Chief Financial Officer;

•	Sue Collyns, Former President and Former Chief Financial Officer;

•	Blake Bilstad, Chief Legal Officer and Corporate Secretary;

•	Michael Neimand, President, Beachbody; and

•	Kathy Vrabeck, Chief Operating Officer.

Ms. Vrabeck was appointed as the Company’s Chief Operating Officer, effective April 15, 2022.

Effective May 10, 2022, Ms. Collyns’ role as President and Chief Financial Officer of the Company ended, at which time Mr. Suidan was appointed as the Company’s Chief Financial Officer. On May 31, 2022, Ms. Collyns’ employment with the Company terminated. Following her termination, Ms. Collyns will remain with the Company in an advisory capacity through May 31, 2023.

Effective May 1, 2023, Mr. Bilstad’s employment with the Company will terminate.

Executive Summary

2022 Highlights.

Following are some of our key 2022 operational and financial highlights of our performance:1

•	Total revenue decreased 21% to $692.2 million compared to 2021.

•	Digital revenue decreased 18% to $300.7 million.

•	Nutrition and Other revenue decreased 24% to $353.3 million.

•	Connected Fitness revenue decreased 11% to $38.2 million.

•	Operating loss improved by $94.1 million to $203.2 million compared to an operating loss of $297.3 million in 2021.

•	Net loss was $194.2 million compared to a net loss of $228.4 million in 2021.

•	Adjusted EBITDA was ($23.3) million compared to ($86.1) million in 2021.

•

Cash used in operating activities was ($47.2) million compared to ($215.2) million in 2021, and cash used in investing activities was ($26.5) million compared to ($125.2) million in 2021. Total cash used in operating and investing activities was ($73.7) million compared to ($340.4) million in 2021.

•	Cash and cash equivalents decreased 23% to $80.1 million compared to the prior year period.

[1]	See Supplemental Disclosure Regarding Non-GAAP Financial Information on Annex A.

The chart below summarizes the various elements of our executive compensation program and their purpose. Further detail on each of these compensation elements is provided in the sections that follow.

	Objective	Type of Compensation	Key Features	2022 Actions Taken
Base Salary	• Provides fixed pay that attracts and retains talented executives in a competitive market, recognizes individual roles and level of responsibilities, and provides stable income	Cash	• Reflects individual skills, experience, responsibilities and performance over time, as well as market practice	• The 2022 base salary for our NEOs was not changed from fiscal year 2021

Short-Term Incentive—Annual Incentive Plan

•  Motivate and retain employees and align incentives to near-term company objectives

•  Promotes and reinforces the attainment of annual performance objectives and rewards executives for their contributions toward achieving those objectives

		Cash and/or Equity	• Performance-based reward tied to achievement of annual corporate financial performance targets

•  Other than with respect to Ms. Vrabeck, the target bonus opportunities for each of our NEOs in 2022 was not increased or changed from fiscal year 2021

•  In 2022, performance targets were 100% tied to total Company Pre-Bonus EBITDA, subject to cash availability to pay earned bonuses and other conditions

Long-Term Incentives	• Aligns executives’ interests with our stockholders’ interests, emphasizes long-term performance, and helps retain executive talent • Promotes retention and enhances executive stock ownership	Equity	• Links value to stock price appreciation and directly aligns with stockholders’ interests

•  Each of our NEOs, other than Mr. Daikeler and Ms. Collyns, received an award of options in 2022.

•  Mr. Suidan also received a “sign on” award of restricted stock units covering shares of our Common Stock (“RSUs”) in connection with his hiring

	Objective	Type of Compensation	Key Features	2022 Actions Taken

Severance Protections	• Aid in attracting and retaining executive talent and help executives to remain focused and dedicated during potential transition periods due to a change in control	Benefit

•  Facilitates an orderly transition in the event of management changes

•  Helps ensure NEOs remain focused on creating sustainable performance in case of personal uncertainties or risk of job loss

•  Provides confidentiality, non-competition, non-solicitation and non-disparagement protections

• In connection with her termination of employment by the Company without “cause,” Ms. Collyns received the severance payments and benefits under her employment agreement

Other Benefits	• Provide programs for employees to pursue physical and financial wellbeing through retirement and health and welfare benefits • We also provide certain other perquisites to our NEOs	Benefit	• Broad-based benefits available to all employees • Some executive perquisites	• No changes in 2022

Compensation Governance and Best Practices.

We are committed to having strong governance standards with respect to our compensation programs, procedures and practices. Our key compensation practices include the following:

What We Do	What We Do Not Do
✓ Emphasize performance-based, at-risk compensation.	✗ Do not guarantee annual salary or target bonus increases.
✓ Emphasize the use of equity compensation to promote executive retention and reward long-term value creation.	✗ Do not grant uncapped cash incentives or guaranteed equity compensation.
✓ Weight the overall pay mix towards incentive compensation for senior executives.	✗ Do not provide significant or excessive perquisites.
✓ Engage an independent compensation consultant to advise our Compensation Committee.	✗ Do not maintain any defined benefit pension plans or supplemental executive retirement plans.
✓ Evaluate benchmarked compensation data in compensation decision making process.	✗ Do not provide single-trigger payments or benefits upon a change in control
✓ Link our short-term annual bonus program to pre-established financial performance objectives.	✗ Do not provide any tax gross-ups to cover excise taxes under Section 4999 in connection with a change in control

Stockholder Advisory Vote on Executive Compensation

We expect to ask our stockholders to vote, at the next annual meeting of stockholders, in a non-binding, advisory vote to approve the compensation of our NEOs (the “Say-on-Pay Vote”). Our Compensation Committee will review the result of the Say-on-Pay Vote, and, depending on the outcome, will implement any necessary changes to our executive compensation program as a result of the vote. We were not required to hold a Say-on-Pay Vote in 2022; however, at our 2022 annual meeting of stockholders, our stockholders voted in a non-binding advisory vote in favor of having a Say-On-Pay Vote once every year. Consistent with the stated preference of a majority of our stockholders, our next advisory vote on our NEOs’ compensation (after the vote to be held at the next annual meeting of stockholders) will be held at the following annual meeting of stockholders.

Executive Compensation Objectives and Philosophy

The key objective of our executive compensation program is to motivate and reward our executives to drive the Company’s short- and long-term financial and strategic business performance in order to maximize long-term stockholder value. Specifically, our executive compensation philosophy is to have a compensation program that:

•	Motivates and incentivizes executives to achieve the Company’s financial and strategic business objectives through the use of variable/at-risk compensation plans;

•	Aligns actual/earned compensation levels with the Company’s achievement of its key business objectives and creation of long-term shareholder value;

•	Attracts and retains key executive-level talent to lead and execute on business strategy; and

•	Offers total compensation opportunities to executives that, while competitive, are internally consistent and fair.

Our compensation philosophy is supported by the pay strategy, which is based on two primary guiding principles: (1) provide a mix of fixed and at-risk compensation to attract and retain key talent who thrive in a results-driven environment, and (2) set competitive pay levels to effectively attract and retain key talent. While external market data will be used as a reference point in setting pay levels, executives are not targeted to a certain market percentile positioning; instead, executives may be compensated above or below the market median based on several internal and external factors including their respective role and responsibilities, contribution to the organization, individual performance and potential, experience in the role, internal equity, Company performance, and external market data, as described further below under “—Determination of Executive Compensation.”

Determination of Executive Compensation

Role of Compensation Committee and Executive Officers

The Compensation Committee is responsible for establishing and overseeing our executive compensation programs and we expect that the Compensation Committee will annually review and determine the compensation to be provided to our NEOs, including with respect to our Chief Executive Officer.

Consistent with our compensation philosophy, in setting executive compensation, the Compensation Committee will consider a number of factors, including the recommendations of our Chief Executive Officer (other than with respect to the Chief Executive Officer’s own compensation) and our People team, current and past total compensation, competitive market data and analysis provided by the Compensation Committee’s independent compensation consultant, Company performance and each executive’s impact on performance, each executive’s relative scope of responsibility and potential, each executive’s individual performance and demonstrated leadership, and internal equity pay considerations.

Role of Compensation Consultant

In order to design a competitive, public company executive compensation program that will continue to attract top executive talent and reflect our compensation philosophy, our Compensation Committee retained ClearBridge Compensation Group, LLC as an independent compensation consultant (the “Compensation Consultant”). The Compensation Consultant provides executive compensation advisory services, helps evaluate our compensation philosophy and objectives and provides guidance in administering our executive compensation program.

In 2022, we developed a peer group with our Compensation Consultant in structuring our executive compensation program for fiscal year 2022. We have selected the peer group companies based on a combination of relevant factors, including company size (as measured by revenue), market capitalization, and industry, with a focus on fitness/lifestyle companies, health and wellness companies, and other related technology-focused and/or media and entertainment companies. At the time the peer group was set, Beachbody’s annual revenue approximated the 50th percentile of the peer group revenue. This peer group was used for 2022 compensation program decisions, and the Compensation Committee expects to review the relevance of the peer group on an annual basis and determine if any future modifications are necessary at that time. The following peer group was used to inform 2022 compensation decisions:

Fiscal 2022 Peer Group Companies

BellRing Brands	NewAge	Tivity Health (1)
Blue Apron Holdings	Planet Fitness	USANA Health Sciences
Freshpet	Prestige Consumer Healthcare	World Wrestling Entertainment
Medifast	Shutterstock	WW International
Nature’s Sunshine Products	Stitch Fix
Nautilus	The Simply Good Foods Company

(1)	Tivity Health was acquired by Stone Point Capital on June 30, 2022; and was subsequently removed from the FY23 peer group.

As mentioned above, the Compensation Committee does not benchmark any compensation element to a specific percentile, and instead uses the full market range of the peer group benchmarked data as a reference point in setting pay levels.

Elements of Compensation

Base Salary

The base salaries of our NEOs are an important part of their total compensation package, and are intended to reflect their respective positions, duties and responsibilities. Base salaries provide our NEOs with a reasonable degree of financial certainty and stability. Our Compensation Committee annually reviews and determines the base salaries of our executives and evaluates the base salaries of newly hired executives at the time of hire.

The base salary for each of our NEOs in 2022 was not increased or changed from fiscal year 2021. Our NEOs’ annual base salaries as of December 31, 2022 are as follows:

Named Executive Officer	2022 Annualized Base Salary
Carl Daikeler (1)	$1.00
Marc Suidan (2)	$525,000
Sue Collyns (3)	$600,000
Blake Bilstad	$520,000
Michael Neimand	$550,000
Kathy Vrabeck	$525,000

(1)	Effective November 14, 2021, at Mr. Daikeler’s request, Mr. Daikeler’s annual base salary was decreased from $850,000 to $1.00 per year.
(2)

Reflects Mr. Suidan’s annual base salary following his commencement of employment with our Company in April 2022. His actual base salary was pro-rated for the portion of the 2022 fiscal year during which he was employed.

(3)

Reflects Ms. Collyns’ annual base salary prior to her termination of employment with our Company in May 2022. Her actual base salary was pro-rated for the portion of the 2022 fiscal year during which she was employed.

The actual 2022 base salaries paid to our NEOs are set forth in the column entitled “Salary” in the “Summary Compensation Table” below. Due to the substantial achievement of cost savings for the Company during calendar year 2022 and unwavering focus on return to profitability, on December 28, 2022, the Compensation Committee determined to restore Mr. Daikeler’s annual base salary to $850,000, effective as of January 1, 2023.

Cash Incentive Compensation

Annual Bonus Program

We consider annual incentive bonuses to be an important component of our total compensation program by providing incentives necessary to motivate our executive officers to achieve our key short-term business objectives. The Company currently maintains an annual bonus program in which certain eligible employees, including our NEOs, participate. Under the program, each NEO is eligible to receive an annual performance-based bonus based on a specified target annual bonus award amount, expressed as a percentage of the named NEO’s base salary. The target bonus opportunities were determined by our Compensation Committee by considering each NEO’s role and responsibilities at our Company. The NEOs’ target bonus opportunities under our 2022 annual bonus program were as follows:

Named Executive Officer	Target Percentage
Carl Daikeler	100%
Marc Suidan	75%
Sue Collyns	75%
Blake Bilstad	50%
Michael Neimand	66.67%
Kathy Vrabeck (1)	72.72%

(1)

Effective April 15, 2022, Ms. Vrabeck’s annual target bonus opportunity was increased from 67% to 75% in connection with her appointment to Chief Operating Officer; her actual target bonus is pro-rated to reflect that the increase was effective mid-year.

Under the 2022 bonus program, the incentive bonuses were earned based upon the achievement of pre-determined Pre-Bonus EBITDA (as defined below) goals. In the Compensation Committee’s discretion, bonuses under the 2022 program could be paid in cash, fully vested RSUs or options, or a combination thereof. Any bonus payouts were also subject to satisfying lender covenant requirements, such as minimum cash requirements, at the time of payout.

Under the 2022 bonus program, participants were eligible to receive a percentage of the participant’s target bonus opportunity, ranging from 0% to 150%, based on the level at which the performance goal was achieved, as set forth in the following table:

Performance Level	Pre-Bonus EBITDA Performance (1)		% Target Bonus Payout (2)
Threshold	($32 million	)	75%
Target	($25 million	)	100%
Maximum	($0 million	)	150%

(1)

Pre-Bonus EBITDA generally is calculated as net income (loss) adjusted for cash performance bonuses, impairment of goodwill and intangible assets, depreciation and amortization, amortization of capitalized cloud computing implementation costs, amortization of content assets, interest expense, income taxes, equity-based compensation, net realizable value adjustment, transaction costs, restructuring gain, change in fair value of warrant liabilities, and other items that are not normal, recurring, operating expenses necessary to operate the Company’s business.

(2)

If actual performance falls below “threshold” performance level, the target bonus payout will be 0%. If actual performance falls between the “threshold” and “target” performance levels or between the “target” and “maximum” performance levels, the percentage of such performance goal that is earned will be determined by using linear interpolation as between the applicable levels.

In 2022, our actual Pre-Bonus EBITDA achieved was ($12.6 million), which was between the “target” and “maximum” performance levels. Therefore, our Compensation Committee determined that the performance goal was attained at a level of 124.8%. However, based on management’s and the Compensation Committee’s assessment of cash availability and lender covenant requirements at the time of bonus payouts, the Compensation Committee decided to apply negative discretion to award our remaining NEOs with an amount equal to 50% of their respective target bonus opportunities for 2022, payable in fully vested RSUs.

In addition, Ms. Collyns’ employment with the Company was terminated on May 31, 2022. Accordingly, pursuant to the severance terms under her employment agreement, Ms. Collyns was eligible to receive her 2022 target annual bonus, which was pro-rated based on the number of days Ms. Collyns was employed by the Company during 2022.

The actual value of the 2022 bonuses paid to our NEOs is set forth in the column entitled “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table” below. The number of RSUs subject to the award was determined based on the closing price of our Common Stock on the grant date.

Other Cash Compensation

All of our full-time employees, including certain of the NEOs, are eligible to receive annual service-based anniversary bonuses, based on length of service with the Company in an amount equal to $100 for each year of service. The actual anniversary bonuses awarded to each NEO in 2022 are set forth below in the Summary Compensation Table in the column entitled “Bonuses.”

Equity-Based Long-Term Incentive Awards

We view equity-based compensation as a critical component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns interest of executives with those of our stockholders.

Our Compensation Committee believes it is essential to provide equity-based compensation to our executive officers in order to link the interests and risks of our executive officers with those of our stockholders, reinforcing our commitment to ensuring a strong linkage between company/stock price performance and pay, and to promote retention.

In 2022, we granted certain of our NEOs an option under our annual equity award program. Ms. Vrabeck received an additional option at the time of her promotion to Chief Operating Officer, and Mr. Suidan received an award of RSUs and options in connection with his hiring. The total number of shares subject to the awards granted in 2022 are set forth in the table below.

Named Executive Officer	Number of Shares Underlying Stock Options	Number of RSUs
Carl Daikeler	—	—
Marc Suidan	1,027,312	546,448
Sue Collyns	—	—
Blake Bilstad	100,000	—
Michael Neimand	250,000	—
Kathy Vrabeck	750,000	—

Each award vests and (as applicable) becomes exercisable with respect to 25% of the shares underlying the award on each of the first four anniversaries of the applicable grant date, subject to continued employment through the applicable vesting date.

The Compensation Committee also considered alternative vehicles/approaches for the 2022 equity award program (including performance-vesting awards), and ultimately decided to continue with 100% stock options for the annual equity grants given the stock price volatility and difficulty in setting long-term performance goals. In deciding to grant stock options, the Compensation Committee also recognized that stock options directly incentivize shareholder value creation going forward. The Compensation Committee will continue to evaluate the program design and vehicles on an annual basis.

Employee Benefits and Perquisites

Retirement Savings, Health and Welfare Benefits

We maintain a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements; in 2022, each of our NEOs participated in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code (the “Code”) allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2022, contributions made by participants in the 401(k) plan were matched up to a specified percentage of the employee contributions, and these matching contributions vest based on years of service. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

Health and Welfare Plans

All of our full-time employees, including our NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, and life insurance.

Other Perquisites

We also provide certain other perquisites to our NEOs, including a car allowance, a work-from-home allowance and reimbursement for mobile phone expenses. We may also make tax gross-up payments to cover the personal income taxes that may be imposed on Ms. Vrabeck in connection with the severance payments for continued healthcare coverage payable to Ms. Vrabeck upon certain qualifying terminations of her employment, as summarized below under the section entitled, “—Potential Payments Upon Termination or Change in Control.”

In the future, we may provide other or additional perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of the executive’s duties, to make our executive officers more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits will be approved by the Board or Compensation Committee.

We believe the benefits and perquisites described above are necessary and appropriate to provide a competitive compensation package to our NEOs.

Severance and Change in Control Arrangements

We have entered into offer letters or employment agreements with certain of our NEOs, which provide for (among other things) severance benefits and payments to be paid upon certain qualifying terminations of employment, including in connection with a “change in control” of the Company, as summarized below. We believe that these types of arrangements are necessary to attract and retain executive talent and are a customary component of executive compensation. In particular, such arrangements can mitigate a potential disincentive for our NEOs when they are evaluating a potential acquisition of the Company and can encourage retention through the conclusion of the transaction. The payments and benefits under such arrangements are designed to be competitive with market practices.

In connection with the termination of Ms. Collyns’ employment by the Company without “cause,” Ms. Collyns received the severance payments and benefits under her employment agreement, in exchange for her execution and non-revocation of a release of claims. In addition, on June 1, 2022, Ms. Collyns entered into an Independent Contractor Services Agreement with the Company, as described below under “—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Named Executive Officer Agreements.”

A description of these arrangements, Ms. Collyns’ actual severance payments and benefits, as well as information on the estimated payments and benefits that our NEOs would have been eligible to receive as of December 31, 2022, are set forth in the section titled, “—Potential Payments Upon Termination or Change in Control” below.

Other Policies and Considerations

Insider Trading Compliance Policy. Under our Insider Trading Compliance Policy, we prohibit our employees, including our executive officers and Board members, from hedging the risk associated with ownership of shares of our Common Stock and other securities, as well as from pledging any of our securities as collateral for a loan.

Section 409A of the Code. The Compensation Committee takes into account whether components of the compensation for our executive officers will be adversely impacted by the penalty tax imposed by Section 409A of the Code, and aims to structure these components to be compliant with or exempt from Section 409A to avoid such potential adverse tax consequences.

“Golden Parachute” Payments. Sections 280G and 4999 of the Code provide that certain executive officers and other service providers who are highly compensated or hold significant equity interests may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that we, or a successor, may forfeit a tax deduction on the amounts subject to this additional tax. While the Compensation Committee may take the potential forfeiture of such tax deduction into account when making compensation decisions, it will award compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not deductible by us. We currently do not provide any tax gross-ups to cover excise taxes under Section 4999 in connection with a change in control.

Accounting for Share-Based Compensation. Following the closing of the business combination, we follow Financial Accounting Standard Board Accounting Standards Codification Topic 718, (“ASC Topic 718”), for our share-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and RSUs, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our NEOs may never realize any value from their awards.

Clawback Policy

In light of rules recently issued by the Securities and Exchange Commission regarding clawback policies, we expect to adopt a clawback policy in 2023 following the NYSE’s adoption of its relevant clawback listing standards.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on its review and discussion, the compensation committee recommended that the Board include the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Respectfully submitted by THE COMPENSATION COMMITTEE,

Ben Van de Bunt (Chair)

Mary Conlin

Kristin Frank

This report of the compensation committee does not constitute soliciting material and shall not be deemed to be filed or incorporated by reference into any other filing under the Securities Act of 1933 or Securities Exchange Act of 1934, unless specifically provided otherwise in such filing.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table contains information about the compensation earned by our NEOs during the fiscal years ended December 31, 2020, 2021 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Carl Daikeler	2022	1	2,400	—	—		—	27,302	29,703
Co-Founder, Chairman and Chief Executive Officer	2021	751,923	2,300	—	5,006,083		—	90,200	5,850,506
	2020	850,000	2,200	—	—		850,000	99,124	1,801,324
Marc Suidan (5)	2022	375,411	—	1,000,000	1,000,000		140,779	18,277	2,534,467
Chief Financial Officer
Sue Collyns (6)	2022	258,462	—	—	601,706	(7)	—	878,987	1,739,155
Former President and Former Chief Financial Officer	2021	575,193	300,700	—	1,668,693		—	32,153	2,576,739
Blake Bilstad	2022	520,000	100	—	58,387		130,000	23,843	732,330
Chief Legal Officer and Corporate Secretary
Michael Neimand	2022	550,000	1,600	—	145,966		183,343	41,986	922,895
President, Beachbody	2021	550,000	1,500	—	1,668,693		—	21,293	2,241,486
Kathy Vrabeck	2022	525,000	100	—	632,673		190,891	18,612	1,367,276
Chief Operating Officer	2021	353,366	—	1,149,994	1,149,996		—	15,469	2,668,825

(1)

Amounts reflect payment of a service-based anniversary bonus for each NEO. We provide a description of these bonuses above under the section titled, “Cash Incentive Compensation—Other Cash Compensation”.

(2)

Amounts reflect the full grant-date fair value of option and RSU awards granted during fiscal 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the NEO. We provide information regarding the assumptions used to calculate the value of all option and RSU awards made to our NEOs in Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(3)

Amounts reported include actual annual bonuses earned by our NEOs with respect to the applicable year under our annual bonus program. We provide additional information regarding the annual bonuses in the section above titled “—Cash Incentive Compensation—Annual Bonus Program.” Under our 2022 program, the Compensation Committee decided to pay the annual bonuses in fully vested RSUs. The number of RSUs subject to the award was determined based on the closing price of our Common Stock on the grant date.

(4)	For 2022, “All Other Compensation” consists of the following:

Name	401(k) Plan Matching Contributions	Car Allowance	Mobile Phone Allowance & Benefits	Work from Home Allowance	Life and AD&D Insurance	Company- Paid Health & Welfare Benefits	Taxable Fringe Benefits (a)	Severance Payments & Benefits (b)	Consulting Payments (c)	Legal Fee Reimbursement
Carl Daikeler	—	12,000	5,316	600	104	9,282	—	—	—	—
Marc Suidan	9,150	—	1,800	400	72	6,855	—	—	—	—
Sue Collyns	6,240	5,000	1,210	300	60	3,479	—	847,698	10,000	5,000
Blake Bilstad	9,150	—	2,100	600	104	11,889	—	—	—	—
Michael Neimand	9,150	—	546	600	104	11,889	19,697	—	—	—
Kathy Vrabeck	9,150	—	2,400	600	104	6,358	—	—	—	—

(a)

Amounts reported represent the cost of airfare for Mr. Neimand’s spouse to accompany him on a Company business trip ($13,600) and gross-up payments to cover personal income taxes pertaining to the air fare ($6,097).

(b)

Amounts reported reflect the total severance payments and benefits payable to Ms. Collyns in connection with her termination of employment, including accrued but unpaid paid-time-off. We provide a description of these amounts below under the section titled, “—Potential Payments Upon Termination or Change in Control”.

(c)

Amounts reported reflect the consulting fees paid to Ms. Collyns in 2022, pursuant to the Independent Contractor Services Agreement between her and the Company. We provide a description of this agreement below under the section titled, “—Named Executive Officer Agreements”.

(5)	Amounts reported reflect Mr. Suidan’s partial year of employment, following his commencement of employment with our Company in April 2022.
(6)	Amounts reported reflect Ms. Collyns’ partial year of employment, following her termination of employment with our Company in May 2022.
(7)

Amounts reported reflect the incremental fair value associated with the modification of Ms. Collyns’ stock options in connection with her termination of employment. We provide a description of these modifications below under the section titled, “—Potential Payments Upon Termination or Change in Control”.

Grants of Plan-Based Awards in Fiscal 2022

The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2022 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards made during fiscal 2022.

Name		Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(2)
			Threshold ($)	Target ($)	Maximum ($)
Carl Daikeler		—	1	1	2	—	—	—	—
Marc Suidan	(3)	4-18-2022	—	—	—	—	1,027,312	1.83	1,000,000
	(4)	4-18-2022	—	—	—	546,448	—	—	1,000,000
		—	211,168	281,558	422,337	—	—	—	—
Sue Collyns		—	337,500	450,000	675,000	—	—	—	—
Blake Bilstad	(3)	5-15-2022	—	—	—	—	100,000	1.09	58,387
		—	195,000	260,000	390,000	—	—	—	—
Michael Neimand	(3)	5-15-2022	—	—	—	—	250,000	1.09	145,966
		—	275,013	366,685	550,027	—	—	—	—
Kathy Vrabeck	(3)	4-18-2022	—	—	—	—	500,000	1.83	486,707
	(3)	5-15-2022	—	—	—	—	250,000	1.09	145,966
		—	286,337	381,783	572,674	—	—	—	—

(1)

Amounts reflect potential payouts under our 2022 annual bonus program at threshold, target and maximum amounts based on 2022 base salaries. Please see the description of the annual bonus program under the section above titled, “Cash Incentive Compensation—Annual Bonus Program”. Under our 2022 program, the Compensation Committee decided to pay the annual bonuses in fully vested RSUs. The number of RSUs subject to the award will be determined based on the closing price of our Common Stock on the grant date.

(2)

Amounts reflect the full grant-date fair value of options and RSUs granted during 2022 computed in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate these values in Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(3)

Represents the number of options granted to the named individual during fiscal year 2022 under our 2021 Incentive Award Plan (the “2021 Plan”). Each option will vest and become exercisable as to 25% of the shares subject thereto on each of the first four anniversaries of the applicable grant date, subject to continued employment through the applicable vesting date.

(4)

Represents an award of RSUs granted to the named individual during fiscal year 2022 under the 2021 Plan. This RSU award will vest as to 25% of the shares subject thereto on each of the first four anniversaries of the applicable grant date, subject to continued employment through the applicable vesting date.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Named Executive Officer Agreements

We have entered into offers of employment letters or employment agreements with certain of our NEOs, the material terms of which are described below. The Company has not entered into a written offer of employment letter or employment agreement with Mr. Daikeler.

Marc Suidan

On April 15, 2022, we entered into an employment offer letter with Mr. Suidan. Pursuant to the offer letter, Mr. Suidan served in an advisory capacity from April 15, 2022, until May 10, 2022, at which time Mr. Suidan began serving as the Company’s Chief Financial Officer. Mr. Suidan’s employment under the offer letter is at-will and will continue until terminated at any time by any party in accordance with the terms of the offer letter. Under the offer letter, Mr. Suidan reports to the Company’s Chief Executive Officer.

The offer letter provides for: (i) an annual base salary of $525,000 per year; (ii) participation in the health, welfare and retirement benefit plans and programs maintained by the Company for the benefit of the Company’s similarly situated employees; (iii) a monthly phone allowance of $200 per month, pursuant to Company policy; and (iv) annual cash bonuses under the Company’s bonus program, with a target bonus opportunity equal to 75% of Mr. Suidan’s annual base salary. The payment of any annual bonus, to the extent any such bonus becomes payable, will be contingent upon Mr. Suidan’s continued employment through the applicable payment date, and will be pro-rated for any partial year of employment.

In connection with entering into the offer letter, Mr. Suidan was granted an option to purchase shares of our Class A common stock, as well as an award of RSUs, under the 2021 Plan. The awards each have an aggregate dollar-denominated grant-date value equal to approximately $1,000,000. Each award will vest and, as applicable, become exercisable, as to 25% of the shares underlying the award on each of the first four anniversaries of the grant date, subject to Mr. Suidan’s continued employment through the applicable vesting date.

The severance benefits and payments payable to Mr. Suidan upon certain qualifying terminations of his employment are summarized below under the section entitled, “—Potential Payments Upon Termination or Change in Control”.

As a condition to Mr. Suidan’s employment under the Offer Letter, Mr. Suidan also entered into the Company’s standard form of Confidentiality and Non-Solicitation Agreement and a Dispute Resolution Agreement.

Sue Collyns

Employment Agreement. Effective May 10, 2022, Ms. Collyns ceased serving as our Chief Financial Officer and, on May 31, 2022, Ms. Collyns’ employment with the Company terminated and, following her termination of employment, Ms. Collyns transitioned to serving the Company in an advisory capacity through May 31, 2023. The following describes her employment agreement, as in effect prior to her transition to an advisor, as well as her Services Agreement (as defined below).

In 2021, we entered into an employment agreement with Ms. Collyns, which provided for Ms. Collyns’ continued employment with the Company as the Company’s Chief Financial Officer.

Under the employment agreement, Ms. Collyns reported to the Company’s Chief Executive Officer. Ms. Collyns’ employment under the employment agreement was at-will and continued until terminated at any time by any party in accordance with the terms of the employment agreement.

In addition, the employment agreement provided for: (i) an annual base salary of $600,000, payable in accordance with the Company’s normal payroll practices and which may be increased (but not decreased) in the sole discretion of the Board; and (ii) effective as of the closing of the business combination, a target annual bonus opportunity equal to 75% of Ms. Collyns’ annual base salary, based on the achievement of individual and/or Company performance goals as determined by the Board in its sole discretion. Any such annual bonus earned by Ms. Collyns became payable to her on the date annual bonuses are paid to other senior executives of the Company (but in no event later than March 15th of the year following the year in which such bonus was earned), subject to Ms. Collyns’ continued employment through the applicable payment date. Under the employment agreement, Ms. Collyns (and her spouse and/or eligible dependents) were eligible to participate in the customary health, welfare and fringe benefit plans maintained by the Company for the benefit of its senior executives.

The severance benefits and payments paid to Ms. Collyns upon her termination of her employment are summarized below under the section entitled, “—Potential Payments Upon Termination or Change in Control”.

In addition, the employment agreement with Ms. Collyns contained customary confidentiality and non-disclosure restrictions, assignment of inventions covenants and service provider non-solicitation restrictions effective during employment and for the 12 months thereafter. Further, the employment agreement included a “best pay” provision under Section 280G of the Code, pursuant to which any “parachute payments” that become payable to the executive will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Code, whichever results in the better after-tax treatment to Ms. Collyns.

Services Agreement. On June 1, 2022, we entered into an Independent Contractor Services Agreement (the “Services Agreement”) with Ms. Collyns following the termination of her employment with the Company. Pursuant to the Services Agreement, through May 31, 2023, Ms. Collyns will provide up to 40 hours per week in support services to our finance department and will cooperate in any legal matters. In exchange for her services, Ms. Collyns was paid a one-time payment of $10,000. In addition, Ms. Collyns’ equity awards will remain outstanding and eligible to vest based on her continued consulting services.

Blake Bilstad

On September 27, 2021, we entered into an employment offer letter with Mr. Bilstad to serve as our Chief Legal Officer and Corporate Secretary. Mr. Bilstad’s employment under the offer letter, which began on October 28, 2021, is at-will and will continue until terminated at any time by either party. Pursuant to the offer letter, Mr. Bilstad is entitled to receive an annual base salary of $520,000 per year. In addition, Mr. Bilstad (and his beneficiaries) are eligible to participate in the health and welfare benefit plans and programs maintained by us for the benefit of our employees, the full cost of which is paid by the Company.

Under the offer letter, Mr. Bilstad is also eligible to earn annual cash bonuses under our bonus program, with an annual target bonus opportunity equal to 50% of his base salary. The payment of any annual bonus, to the extent any such bonus becomes payable, will be contingent upon Mr. Bilstad’s continued employment through the applicable payment date.

In connection with entering into the offer letter, Mr. Bilstad was awarded options having an aggregate grant-date fair value of approximately $1,200,000. The awards will vest annually over four years, with respect to 25% of the shares underlying the award on each of the first four anniversaries of the applicable grant date, subject to continued employment.

The severance benefits and payments payable to Mr. Bilstad upon certain qualifying terminations of his employment are summarized below under the section entitled, “—Potential Payments Upon Termination or Change in Control”. In connection with his offer letter, Mr. Bilstad also entered into the Company’s standard form of confidentiality agreement and arbitration agreement.

Michael Neimand

On August 30, 2006, we entered into an offer letter with Michael Neimand. Mr. Neimand’s employment under the offer letter is at-will and will continue until terminated at any time by either party. Pursuant to his offer letter, Mr. Neimand is entitled to receive an annual base salary of $180,000 per year; the actual base salary earned by Mr. Neimand for services during the last completed fiscal year is set forth above in the Summary Compensation Table. In addition, Mr. Neimand (and his eligible dependents) are eligible to participate in the health and welfare benefit plans and programs maintained by us for the benefit of our employees.

Under the offer letter, Mr. Neimand is also eligible to earn (i) a discretionary bonus of up 20% of his year-end base salary, and (ii) a cash bonus of up to $30,000 per calendar quarter, subject to Mr. Neimand’s continued employment through the end of the applicable quarter. Mr. Neimand’s target bonus opportunity for the last completed fiscal year is set forth and described above under the section titled, “Cash Incentive Compensation—Annual Bonus Program”.

The severance benefits and payments payable to Mr. Neimand upon a qualifying termination of his employment are summarized below under the section entitled, “—Potential Payments Upon Termination or Change in Control”.

In connection with his offer letter, Mr. Neimand also entered into the Company’s standard form of confidentiality agreement.

Kathy Vrabeck

On March 27, 2021, we entered into an employment offer letter with Ms. Vrabeck to serve as our Chief Strategy Officer. Ms. Vrabeck’s employment under the offer letter, which began on April 26, 2021, is at-will and will continue until terminated at any time by either party. Pursuant to the offer letter, Ms. Vrabeck is entitled to receive an annual base salary of $525,000 per year. In addition, Ms. Vrabeck (and her beneficiaries) are eligible to participate in the health and welfare benefit plans and programs maintained by us for the benefit of our employees, the full cost of which is paid by the Company.

Under the offer letter, Ms. Vrabeck is also eligible to earn annual cash bonuses under our bonus program, with an annual target bonus opportunity equal to 67% of her base salary. The payment of any annual bonus, to the extent any such bonus becomes payable, will be contingent upon Ms. Vrabeck’s continued employment through the applicable payment date.

In connection with entering into the offer letter, Ms. Vrabeck was awarded options and/or RSUs having an aggregate grant-date fair value of approximately $2,300,000. The awards will vest annually over four years, with respect to 25% of the shares underlying the award on each of the first four anniversaries of April 26, 2021, subject to continued employment.

The severance benefits and payments payable to Ms. Vrabeck upon certain qualifying terminations of her employment are summarized below under the section entitled, “—Potential Payments Upon Termination or Change in Control”.

In connection with her offer letter, Ms. Vrabeck also entered into the Company’s standard form of confidentiality agreement and arbitration agreement.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of Common Stock underlying outstanding equity incentive plan awards for our NEOs as of December 31, 2022.

				Option Awards				Stock Awards
Name		Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Carl Daikeler	(2)	7/2/2021	7/2/2021	251,976	755,926	$9.94	7/1/2031	—	—
Marc Suidan	(2)	4/18/2022	4/18/2022	—	1,027,312	$1.83	4/17/2032	—	—
	(3)	4/18/2022	4/18/2022	—	—	—	—	546,448	284,153
Sue Collyns	(2)	7/2/2021	7/2/2021	83,992	251,975	$9.94	7/1/2031	—	—
	(4)	5/6/2019	12/14/2018	268,774	67,193	$2.47	5/5/2029	—	—
	(5)	9/8/2014	9/8/2014	2,916,197	—	$1.72	9/7/2024	—	—
Blake Bilstad	(2)	5/15/2022	5/15/2022	—	100,000	$1.09	5/14/2032	—	—
	(2)	11/15/2021	11/15/2021	126,483	379,447	$4.62	11/14/2031	—	—
Michael Neimand	(2)	5/15/2022	5/15/2022	—	250,000	$1.09	5/14/2032	—	—
	(2)	7/2/2021	7/2/2021	83,992	251,975	$9.94	7/1/2031	—	—
	(4)	5/6/2019	12/14/2018	134,387	33,596	$2.47	5/5/2029	—	—
	(5)	8/1/2017	8/1/2017	335,967	—	$2.26	7/31/2027	—	—
	(5)	3/28/2016	3/28/2016	223,979	—	$3.10	3/27/2026	—	—
	(5)	9/30/2014	9/30/2014	437,429	—	$1.72	9/29/2024	—	—
	(5)	10/28/2013	10/1/2013	583,239	—	$1.72	10/27/2023	—	—
	(5)	10/28/2013	4/1/2012	158,932	—	$1.58	10/27/2023	—	—
Kathy Vrabeck	(2)	5/15/2022	5/15/2022	—	250,000	$1.09	5/14/2032	—	—
	(2)	4/18/2022	4/18/2022	—	500,000	$1.83	4/17/2032	—	—
	(3)	8/27/2021	4/26/2021	—	—	—	—	112,450	58,474
	(2)	7/2/2021	4/26/2021	57,844	173,691	$9.94	7/1/2031	—	—

(1)

Amounts are calculated based on multiplying the number of shares shown in the table by the per share closing price of our Common Stock on December 30, 2022 (i.e., the last trading day of our last completed fiscal year), which was $0.52.

(2)

Each of these option awards was granted under our 2021 Plan and will vest and become exercisable as to 25% of the shares subject thereto on each of the first four anniversaries of the applicable vesting commencement date, subject to continued employment through the applicable vesting date.

(3)

Each of these RSU awards was granted under our 2021 Plan and will vest as to 25% of the shares subject thereto on each of the first four anniversaries of the applicable vesting commencement date, subject to continued employment through the applicable vesting date.

(4)

Each of these option awards was granted under our Amended and Restated 2020 Equity Compensation Plan (“2020 Plan”) and will vest and become exercisable as to 20% of the shares subject thereto on each of the first five anniversaries of the applicable vesting commencement date, subject to continued employment through the applicable vesting date.

(5)	Each of these option awards was granted under our 2020 Plan and vested in full as of December 31, 2022.

Option Exercises and Stock Vested in Fiscal 2022

The following table sets forth certain information concerning RSUs vested for our NEOs during the year ended December 31, 2022. None of our NEOs exercised any portion of their respective options during 2022.

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Carl Daikeler	—	—
Marc Suidan	—	—
Sue Collyns	—	—
Blake Bilstad	—	—
Michael Neimand	—	—
Kathy Vrabeck	37,484	61,099

(1)	Amounts are calculated by multiplying the number of shares vested by our closing stock price on the vesting date.

Potential Payments Upon Termination or Change in Control

Executive Employment Agreements

The Company has entered into offer letters or employment agreements with certain of its NEOs, which provide for (among other things) severance benefits and payments to be paid upon certain qualifying terminations of employment, including in connection with a “change in control” of the Company, as summarized below.

Marc Suidan and Blake Bilstad

Under the offer letters with each of Messrs. Suidan and Bilstad, if the executive’s employment is terminated by the Company without “cause” or by the executive for “good reason” (each, as defined in the applicable offer letter), then the executive will be entitled to receive the following severance payments and benefits:

•

an amount equal to one times the executive’s highest agreed upon annual base salary or, to the extent the Company implemented a proportionate reduction in the base salaries of other members of the Company’s executive team during the year in which the termination occurs, the executive’s base salary as in effect on the termination date, payable in substantially equal installments over the 12-month period following the termination date;

•

an amount equal to the executive’s target annual bonus for the year of termination, prorated through the date of termination (the “Pro-Rated Target Bonus”), payable in substantially equal installments over the 12-month period following the termination date;

•	continued healthcare coverage for 12 months following the termination date, at the same levels as in effect on the termination date; and

•

an additional 12 months of vesting for each outstanding and unvested time-vesting Company equity award then-held by the executive or, if the termination occurs on or within 12 months following a “change in control” (as defined in the 2021 Plan), full accelerated vesting of all outstanding and unvested time-vesting Company equity awards then-held by the executive.

The severance payments and benefits described above are subject to the applicable executive’s timely execution and non-revocation of a general release of claims in favor of the Company.

In addition to the severance payments and benefits described above, if the executive’s employment is terminated due to his death or disability, then the executive will be entitled to receive (A) the Pro-Rated Target Bonus and (B) an additional 12 months of vesting for each outstanding and unvested time-vesting Company equity award then-held by the executive.

Michael Neimand

Under Mr. Neimand’s offer letter, upon a termination of Mr. Neimand’s employment by the Company without cause, he is entitled to a cash severance payment equal to 90 days of his then-current base salary, paid in accordance with the Company’s regular payroll practices.

Kathy Vrabeck

Under Ms. Vrabeck’s offer letter, if Ms. Vrabeck’s employment is terminated by the Company without “cause” or by Ms. Vrabeck for “good reason” (each, as defined in the offer letter), then she will be entitled to receive the following severance payments and benefits:

•

an amount equal to one-half times (or, if such termination occurs on or within 12 months following a “change in control” (as defined in the 2021 Plan), one times) her annual base salary as in effect at the time of termination, payable in substantially equal installments over the six-month (or, as applicable, 12-month) period following the termination date; and

•

a lump sum payment in an amount equal to (i) six times (or, if such termination occurs on or within 12 months following a change in control, 12 times) the estimated monthly cost to continue healthcare coverage under COBRA, at the same levels as in effect on the termination date, plus (ii) to the extent any taxes are imposed on the foregoing COBRA payment, an additional amount sufficient to cover any such taxes.

The severance payments and benefits described above are subject to Ms. Vrabeck’s timely execution and non-revocation of a general release of claims in favor of the Company.

Sue Collyns Termination

On May 31, 2022, Ms. Collyns’ employment with the Company was terminated by the Company without “cause” (as defined in Ms. Collyns’ employment agreement). Following her termination, Ms. Collyns will remain with the Company as a consultant through May 31, 2023. In exchange for her consulting services, Ms. Collyns was paid a one-time payment of $10,000.

In connection with such termination of employment, we paid or provided Ms. Collyns with the following severance payments and benefits in 2022, pursuant to her employment agreement with the Company:

•

an amount equal to one times Ms. Collyns’ annual base salary as in effect at the time of termination, payable in substantially equal installments over the 12-month period following the termination date;

•

a lump sum cash payment equal to Ms. Collyns’ target annual bonus for the year of termination (prorated based on the number of days Ms. Collyns was employed by the Company during such year), payable on the date on which annual bonuses are paid to the Company’s senior executives generally; and

•	continued healthcare coverage for 12 months after the termination date, at the same levels as in effect on the termination date.

In addition, all outstanding stock options held by Ms. Collyns as of her termination will remain outstanding and eligible to vest based on her continued consulting services (rather than on an accelerated basis on her termination date as provided under her employment agreement).

In consideration of the severance payments and benefits described above, Ms. Collyns was required to execute a general release of claims in favor of the Company. In addition, Ms. Collyns’ eligibility to receive or retain such severance payments and benefits is subject to her continued compliance with the restrictive covenant obligations described above under “—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Named Executive Officer Agreements.”

Estimated Potential Payments

The following table summarizes the payments that would be made to our NEOs upon the occurrence of certain qualifying terminations of employment or a change in control, in any case, occurring on December 31, 2022. However, for Ms. Collyns, amounts shown reflect the actual severance payments and benefits provided to Ms. Collyns in connection with her termination of employment in 2022. Amounts shown do not include (i) accrued but unpaid base salary through the date of termination or (ii) other benefits earned or accrued by our NEO during their employment that are available to all salaried employees.

Name	Benefit	Termination Without Cause or for Good Reason (no Change in Control) ($) (1)	Termination due to Death or Disability ($)	Change in Control (no Termination) ($) (2)	Termination Without Cause or for Good Reason in Connection with a Change in Control ($)
Carl Daikeler	Cash	—	—	—	—
	Equity Acceleration(3)	—	—	—	—
	Healthcare	—	—	—	—
	Total(4)	—	—	—	—
Marc Suidan	Cash	918,750	393,750	—	918,750
	Equity Acceleration(3)	71,038	71,038	—	284,153
	Healthcare	33,560	—	—	33,560
	Total(4)	1,023,438	464,788	—	1,236,463
Sue Collyns	Cash	786,164	—	—	—
	Equity Acceleration(3)	—	—	—	—
	Healthcare	26,988	—	—	—
	Total	813,152	—	—	—
Blake Bilstad	Cash	780,000	260,000	—	780,000
	Equity Acceleration(3)	—	—	—	—
	Healthcare	39,026	—	—	39,026
	Total(4)	819,026	260,000	—	819,026
Michael Neimand	Cash	135,616	—	—	135,616
	Equity Acceleration(3)	—	—	—	—
	Healthcare	—	—	—	—
	Total(4)	135,616	—	—	135,616
Kathy Vrabeck	Cash	262,500	—	—	525,000
	Equity Acceleration(3)	—	—	—	—
	Healthcare	24,629	—	—	49,258
	Total(4)	287,129	—	—	574,258

(1)

For Ms. Collyns, amounts reflect the actual severance payments and benefits provided to Ms. Collyns in connection with her termination of employment in 2022. For Ms. Vrabeck, amounts reflect the payments that would have been made to the executive under her offer letter on a termination of employment by the Company without “cause” or by the executive for “good reason” (each, as defined in the offer letter). For Mr. Neimand, amounts reflect the payments that would have been made to the executive under his offer letter on a termination of employment by the Company without cause.

(2)	With respect to option and RSU awards, amounts assume the awards are assumed or substituted in connection with the change in control.
(3)

With respect to option and RSU awards, amounts were calculated by (i) multiplying the number of accelerated shares of Common Stock underlying the awards by $0.52, the closing trading price of our Common Stock on December 30, 2022 (i.e., the last trading day of our last completed fiscal year) and (ii) for the option awards, subtracting the exercise price. With respect to options with an exercise price greater than $0.52 (the closing trading price of our Common Stock on December 30, 2022), no value has been included in the table above.

(4)	Amounts shown are the maximum potential payment the NEO would have received as of December 31, 2022.

2022 DIRECTOR COMPENSATION

Director Compensation Program

We maintain a non-employee director compensation program (the “Director Compensation Program”), which provides for annual cash retainer fees and long-term equity awards for each of our non-employee directors (each, an “Eligible Director”). The Director Compensation Program consists of the following components:

Cash Compensation:

•	Annual Retainer: $45,000

•	Annual Committee Chair Retainer:
•	Audit: $20,000

•	Compensation: $15,000

•	Nominating and Corporate Governance: $10,000

•	Annual Committee Member (Non-Chair) Retainer:

•	Audit: $10,000

•	Compensation: $7,500

•	Nominating and Corporate Governance: $5,000

The annual cash retainers will be paid in quarterly installments in arrears. Annual cash retainers will be pro-rated for any partial calendar quarter of service.

Equity Compensation:

•

Initial Grant: Each Eligible Director who is initially elected or appointed to serve on our Board automatically shall be granted, on the date on which such Eligible Director is appointed or elected to serve on the Board, an RSU award with an aggregate value of $200,000, pro-rated for the number of days that have elapsed since the last occurring annual meeting.

Each Initial Grant will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

•

Annual Grant: An Eligible Director who is serving on our Board as of the date of an annual meeting of stockholders shall be granted, on the date of such annual meeting, an RSU award with an aggregate value of $200,000.

Each Annual Grant will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

Award Terms:

The number of RSUs subject to an Initial Grant and/or Annual Grant will be determined by dividing the value of the award by the closing price of the Company’s Class A Common Stock on the applicable grant date.

In addition, each equity award granted to an Eligible Director under the Director Compensation Program will vest in full immediately prior to the occurrence of a “change in control” (as defined in the 2021 Plan).

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2021 Plan.

Director Deferred Compensation Plan

On February 24, 2023 we adopted The Beachbody Company, Inc. Deferred Compensation Plan for Directors (the “Deferred Compensation Plan”), which permits our non-employee directors to defer the settlement of all or a portion of any RSU awards granted under the Director Compensation Program.

Director Compensation Table

The following table sets forth compensation paid to or earned by our non-employee directors during the year ended December 31, 2022.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Mary Conlin	62,500	200,000	262,500
Kristin Frank	57,500	200,000	257,500
Michael Heller	55,000	200,000	255,000
Kevin Mayer	55,000	200,000	255,000
John Salter	50,000	200,000	250,000
Ben Van de Bunt	85,000	200,000	285,000

(1)

Carl Daikeler, our Chief Executive Officer, did not receive any compensation for his services as a member of our Board in 2022; the compensation paid to Mr. Daikeler for the services he provided to our Company during 2022 is reflected in the section entitled, “Executive Compensation Tables—Summary Compensation Table.”

(2)	Reflets the aggregate dollar amounts of all fees earned and/or paid in cash for serves as a director.
(3)

Amounts reflect the full grant-date fair value of RSU awards granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all such awards made to our directors in Note 17 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table shows the aggregate numbers of options (exercisable and unexercisable) and outstanding RSU awards held as of December 31, 2022 by each non-employee director.

Name	Option Awards Outstanding at 2022 Fiscal Year End (#)	RSU Awards Outstanding at 2022 Fiscal Year End (#)
Mary Conlin	—	190,476
Kristin Frank	—	190,476
Michael Heller	—	190,476
Kevin Mayer	—	190,476
John Salter	—	190,476
Ben Van de Bunt	167,983	190,476

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the ratio of our Chief Executive Officer’s annual total compensation to the annual total compensation of our other employees.

The annual total compensation for 2022 for our Chief Executive Officer was $29,703, as reported in the Summary Compensation Table. The annual total compensation for 2022 for our median employee, identified as discussed below, was $146,515, calculated in accordance with the rules applicable to the Summary Compensation Table. Based on this information, for 2022, the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees was approximately 0.20 to 1.

Methodology, Assumptions and Estimates Used in Determining our Pay Ratio Disclosure

We chose December 31, 2022 as the date for establishing the employee population used in identifying the median employee and used calendar year 2022 as the measurement period. As of such date, our employee count consisted of approximately 736 individuals, with approximately 729 of these individuals based in the United States and the other seven based in the United Kingdom. We identified the median employee using the consistently applied compensation measure of base pay plus overtime and bonus for each employee employed as of December 31, 2022 (other than our Chief Executive Officer). We annualized the compensation measure for permanent employees who joined in 2022. We captured all full-time and part-time employees, excluding non-US employees (all of whom are based in the United Kingdom), as they represent less than 1% of our employee population.

The annual total compensation of the median employee and the annual total compensation of the CEO were calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported above should not be used as a basis for comparison between companies by other companies. In addition, we expect the Company’s annually reported pay ratio may vary significantly year over year, given the size of the Company and the potential variability in Company employee compensation.

ANNEX A: NET LOSS TO ADJUSTED EBITDA RECONCILIATION

In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measure of Adjusted EBITDA is useful in evaluating our operating performance.

We define and calculate Adjusted EBITDA as net income (loss) adjusted for impairment of goodwill and intangible assets, depreciation and amortization, amortization of capitalized cloud computing implementation costs, amortization of content assets, interest expense, income taxes, equity-based compensation, inventory net realizable value adjustments, transaction costs, restructuring, change in fair value of warrant liabilities, and other items that are not normal, recurring, operating expenses necessary to operate the Company’s business.

The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. Investors are encouraged to review the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure. A reconciliation of our non-GAAP Adjusted EBITDA to GAAP net income (loss) can be found below.

(in thousands)	2022	2021
Net loss	$(194,192)	$(228,382)
Adjusted for:
Impairment of goodwill and intangible assets	19,907	94,894
Depreciation and amortization	74,848	59,597
Amortization of capitalized cloud computing implementation costs	492	672
Amortization of content assets	24,276	14,838
Interest expense	3,368	536
Income tax benefit	(3,053)	(15,539)
Equity- based compensation	17,620	16,413
Employee incentives, expected to be settled in equity	5,466	—
Inventory net realizable value adjustments(1)	24,864	10,082
Transaction costs	—	3,028
Restructuring and platform consolidation costs(2)	11,718	(320)
Change in fair value of warrant liabilities	(8,322)	(50,729)
Other adjustment items(3)	—	11,701
Non-operating(4)	(257)	(2,899)

Adjusted EBITDA	$(23,265)	$(86,108)

1

Represents a non-cash expense to reduce the carrying value of our connected fitness inventory and related future commitments. This adjustment is included because of its unusual magnitude due to disruptions in the connected fitness market.

2	Includes restructuring expense and non-recurring personnel costs associated primarily with the consolidation of our digital platforms.
3	Includes costs associated with COVID-19.
4	Includes interest income, and during the year ended December 31, 2021, also includes the gain on investment on the Myx convertible instrument.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to beneficial ownership of our Class A Common Stock and our Class X common stock, par value $0.0001 per share (“Class X Common Stock”) as of April 3, 2023 for (i) each director and nominee, (ii) each holder of 5.0% or greater of our common stock, (iii) our Named Executive Officers, and (iv) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Rights to acquire shares of Class A Common Stock, such as stock options and restricted stock units that are vested or exercisable as of or within 60 days following April 3, 2023, and shares of Class X Common Stock, are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing shares held and percentage ownership of Class A Common Stock of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The percentage of shares beneficially owned is based on 177,004,131 shares of Class A Common Stock outstanding as of April 3, 2023. Except as affected by applicable community property laws, or as set forth in the footnotes, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner(3)	Class A Common Stock	Percentage of Class	Class X Common Stock	Percentage of Class(1)	Combined Voting Power(2)
Named Executive Officers and Directors
Carl Daikeler(4)	137,101,536	44.1%	133,649,614	94.6%	84.3%
Marc Suidan(5)	619,515	*	—	—	*
Sue Collyns(6)	3,268,963	1.8%	—	—	*
Blake Bilstad(7)	292,271	*	—	—	*
Michael Neimand(8)	2,222,111	1.2%	—	—	*
Kathy Vrabeck(9)	1,306,279	*	—	—	*
Mary Conlin(10)	216,551	*	—	—	*
Kristin Frank(11)	232,763	*	—	—	*
Michael Heller(12)	4,357,866	2.5%	—	—	*
Ann Lundy	—	*	—	—	*
Kevin Mayer(13)	1,529,051	*	—	—	*
John Salter(14)	216,551	*	—	—	*
Ben Van de Bunt(15)	367,736	*	—	—	*

All Executive Officers and Directors as a Group (12 Persons)	148,462,230	46.6%	133,649,614	94.6%	84.7%
Five Percent Stockholders
Raine Entities(16)	37,685,997	21.3%	—	—	2.4%
Jon Congdon(17)	17,826,629	10.1%	—	—	1.1%

*	Means less than 1%.
(1)	Based on 141,250,310 shares of Class X Common Stock outstanding as of April 3, 2023.
(2)

Based on 177,004,131 shares of Class A Common Stock and 141,250,310 shares of Class X Common Stock outstanding as of April 3, 2023, and the shares of Class A Common Stock and Class X Common Stock held by such person (or group) on April 3, 2023 exclusive of any stock options or RSUs outstanding on April 3, 2023. Each share of our Class A Common Stock outstanding on the record date is entitled to one vote per share and each share of our Class X Common Stock outstanding on the record date is entitled to ten votes per share.

(3)	Unless otherwised noted, the business address for each of the following entities or individuals is c/o The Beachbody Company, 400 Continental Blvd., 4th Floor, El Segundo, CA 90245.

(4)

Represents (i) 133,649,614 shares of Class X Common Stock held by the Carl Daikeler & Isabelle Brousseau Daikeler Revocable Trust that are convertible into shares of Class A Common Stock on a one-for-one basis; (ii) 3,199,946 shares of Class A Common Stock held directly by Mr. Daikeler; and (iii) 251,976 shares of Class A Common Stock subject to options that are currently vested or will vest within 60 days following April 3, 2023.

(5)

Represents 226,075 shares of Class A Common Stock, and 256,828 shares of Class A Common Stock subject to options, and 136,612 shares of Class A Common Stock subject to RSUs, that are currently vested or will vest within 60 days following April 3, 2023.

(6)

Represents 3,268,963 shares of Class A Common Stock subject to options that are currently vested or will vest within 60 days following April 3, 2023. Class A Common Stock ownership is based on information known as of May 31, 2022, which was Ms. Collyns last day of employment with us.

(7)	Represents 140,788 shares of Class A Common Stock and 151,483 shares of Class A Common Stock subject to options that are currently vested or will vest within 60 days following April 3, 2023.
(8)	Represents 201,686 shares of Class A Common Stock and 2,020,425 shares of Class A Common Stock subject to options that are currently vested or will vest within 60 days following April 3, 2023.
(9)

Represents 965,528 shares of Class A Common Stock, and 303,268 shares of Class A Common Stock subject to options, and 37,483 shares of Class A Common Stock subject to RSUs, that are currently vested or will vest within 60 days following April 3, 2023.

(10)	Represents 26,075 shares of Class A Common Stock and 190,476 shares of Class A Common Stock subject to RSUs that will vest within 60 days following April 3, 2023.
(11)	Represents 42,287 shares of Class A Common Stock and 190,476 shares of Class A Common Stock subject to RSUs that will vest within 60 days following April 3, 2023
(12)	Represents 4,167,390 shares of Class A Common Stock and 190,476 shares of Class A Common Stock subject to RSUs that will vest within 60 days following April 3, 2023.
(13)

Represents (i) 1,338,575 shares of Class A Common Stock, of which 656,250 shares of Class A Common Stock are restricted and subject to performance conditions and forfeiture, and (ii) 190,476 shares of Class A Common Stock subject to RSUs that will vest within 60 days following April 3, 2023.

(14)

Represents 26,075 shares of Class A Common Stock and 190,476 shares of Class A Common Stock subject to RSUs that will vest within 60 days following April 3, 2023. Mr. Salter has assigned his rights, title and interests in these shares and the RSUs to the Raine Group. See Footnote 15.

(15)

Represents 26,075 shares of Class A Common Stock, and 151,185 shares of Class A Common Stock subject to options, and 190,476 shares of Class A Common Stock subject to RSUs, that are currently vested or will vest within 60 days following April 3, 2023.

(16)

Based on an amendment to Schedule 13D filed with the SEC on February 1, 2023 reporting ownership as of January 19, 2022 by RPIII Rainsanity LP, a Delaware limited partnership (Rainsanity), RPIII Rainsanity Co-Invest 1 LLC, a Delaware limited liability company (RPIII Co-Invest 1), RPIII Corp SPV Management LLC, a Delaware limited liability company (SPV Management), , RPIII Corp Aggregator LP, a Delaware limited partnership (Corp Aggregator); Raine Associates III Corp (AIV 2) GP LP, a Cayman Islands limited partnership (Raine Associates); Raine Management LLC, a Delaware limited liability company (Raine Management), The Raine Group LLC, a Delaware limited liability company (The Raine Group), and Raine Holdings LLC, a Delaware limited liability company (Raine Holdings). Rainsanity holds 33,553,362 shares and RPIII Co-Invest 1 holds 3,916,084 shares of Class A Common Stock. SPV Management is the general partner of Rainsanity. Corp Aggregator is the sole manager of SPV Management. Raine Associates is the general partner of Corp Aggregator and RPIII Co-Invest 1’s manager. Raine Management is the general partner of Raine Associates. Raine Group is the manager of Raine Management. Raine Holdings is the majority member of Raine Group. John Salter has assigned all rights, title, and interest in his grants of equity for his service as a director of the Issuer, to Raine Group or its affiliates. As a result, Raine Management may also be deemed to beneficially own 26,075 shares of Class A Common Stock and 190,476 shares of Class A Common Stock subject to RSUs that will vest within 60 days following April 3, 2023 held by Mr. Salter. Accordingly, each of Raine Group and Raine Holdings may be deemed to beneficially own the shares of Class A Common Stock underlying the securities held of record by Mr. Salter, each of Raine Associates and Raine Management may be deemed to beneficially own the shares of Class A Common

Stock held by Rainsanity and RPIII Co-Invest 1, and SPV Management and Corp Aggregator may be deemed to beneficially own the shares of Class A Common Stock held by Rainsanity. Each of these entities has expressly disclaimed beneficial ownership of the shares other than those shares held of record by such entity. The principal office and business address of each entity is 65 East 55th Street, 24th Floor, New York, NY 10022.
(17)	Based on information known as of December 31, 2022, which was Mr. Congdon’s last date of employment with us.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	51,573,810	$2.65	20,962,363
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Totals	51,573,810	$2.65	20,962,363

(1)

Includes shares subject to outstanding awards granted under our 2021 Plan and 2020 Plan as of December 31, 2022, of which 48,414,625 shares are subject to outstanding options and 3,159,185 shares are subject to outstanding RSUs. As of December 31, 2022, no rights to purchase our common stock had been granted under the ESPP.

(2)

The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

(3)

Includes 14,822,267 shares available for future issuance under our 2021 Plan and 6,140,096 shares available for future issuance under our ESPP. No additional awards will be granted under the 2020 Plan and, as a result, no shares remain available for issuance for new awards under the 2020 Plan.

The number of shares available for issuance under the 2021 Plan will be annually increased on January 1 of each calendar year (beginning in 2022 and ending in 2031) by an amount equal to the lesser of (i) 5% of the total number of shares of Class A and Class X Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board.

The number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year (beginning in 2022 and ending in 2031) by an amount equal to the lesser of (i) 1% of the aggregate number of shares of Class A Common Stock and Class X Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since January 1, 2022, there has not been, nor is there any proposed transaction in which we were or will be a party or in which we were or will be a participant, involving an amount that exceeded or will exceed $120,000 and in which any director, executive officer, beneficial owner of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements and other agreements and transactions which are described in “Compensation Discussion and Analysis” section in Item 14 of Part III of this Amendment and the transactions described below.

Legal Services with Cozen O’Connor

Michael Heller, a minority shareholder and member of the Board of Directors is also a shareholder and Chief Executive Officer of a law firm, Cozen O’Connor P.C., that provides legal services to the Company. Total payments to Cozen O’Connor were $1.3 million during the year ended December 31, 2022. The Company’s accounts payable related to the firm was $0.1 million as of December 31, 2022.

Payments under Royalty Agreement

The Company has a royalty agreement with a company related to Carl Daikeler, our controlling stockholder, Chairman and CEO. The company related to Mr. Daikeler assisted us with the development of several products and and receives royalties based on the sales of these products. Total payments to the company related to Mr. Daikeler were approximately $0.5 million for the year ended December 31, 2022. As of December 31, 2022, $0.2 million was due to the company related to Mr. Daikeler pursuant to the royalty agreement.

Payments to Raine

In connection with the consummation of the Financing Agreement in August 2022, the Company paid Raine an advisory fee of $1 million. John Salter, a member of the Board of Directors, is a Managing Director of Raine. There were no amounts due to Rain as of December 31, 2022.

Indemnification agreements

We have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements, our Charter and our Bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our Bylaws also require us to advance expenses incurred by our directors and officers.

There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Policies and procedures for related party transactions

We have adopted a related-party transaction policy setting forth the policies and procedures for the review and approval or ratification of transactions involving us and “related persons.” For the purposes of this policy, “related persons” includes our executive officers and directors or their immediate family members, stockholders owning five percent or more of our outstanding Common Stock and their immediate family members and entities in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent or greater beneficial ownership interest.

The policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated party and the extent of the related person’s interest in the transaction. All related-party transactions may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote respecting approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

NYSE listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of our Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board has considered information provided by the directors and management with regard to the business and personal activities, relationships and related party transactions of each director. Our Board has determined that Mmes. Conlin, Frank and Lundy and Messrs. Heller, Mayer and Van de Bunt are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Controlled Company Exemption

Carl Daikeler, our Chairman and CEO, beneficially owns 94.6% of the Company’s Class X Common Stock and controls a majority of the voting power of all outstanding capital stock of the Company. As a result, the Board has determined the Company is a “controlled company” within the meaning of corporate governance standards of the NYSE. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We have elected to take advantage of the exemptions pertaining to the independence of our Board’s Nominating and Corporate Governance Committee (the “Nominating Committee”). If we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with all applicable NYSE corporate governance standards and, depending on the Board’s independence determination with respect to its then-current directors, we may be required to add additional directors to the Board in order to achieve such compliance within the applicable transition periods.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

The following table presents the fees for professional audit services rendered by Ernst & Young LLP and fees billed for other services rendered by Ernst & Young LLP for the years ended December 31, 2022 and 2021. All fees paid to Ernst & Young LLP for the periods presented were pre-approved by the Audit Committee.

	2022	2021
Audit Fees (1)	$3,325,000	$3,930,000
Audit Related Fees (2)	25,000	744,000
Tax Fees (3)	377,000	369,000
All Other Fees	—	—

Total	$3,727,000	$5,043,000

(1)

Audit Fees consist of fees for audit services primarily related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; review of S-1s, comfort letters, consents, and assistance with and review of other documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

(2)	Audit Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements but not listed as “Audit Fees.”
(3)	Tax Fees consist of fees for tax compliance and permissible tax consulting services.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee oversees our financial reporting process on behalf of the Board. The Audit Committee is responsible for retaining our independent registered public accounting firm, evaluating its independence, qualifications and performance, and approving in advance the engagement of the independent registered public accounting firm for all audit and non-audit services. The Audit Committee’s specific responsibilities are set forth in its charter. The Audit Committee reviews its charter at least annually. One hundred percent of all audit and non-audit services performed by the independent registered public accounting firm during 2022 were pre-approved by the Audit Committee prior to the commencement of such services. All non-audit services were reviewed by the Audit Committee, and the Audit Committee concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)1. Financial Statements

(a)2. Financial Statement Schedules

No financial statement or supplemental data is filed with this Amendment. See Index to Financial Statements and Supplemental Data of the Original 10-K.

(a)3. Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					*

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEACHBODY COMPANY, INC.

Date: April 28, 2023	By:	/s/ Marc Suidan
Marc Suidan
Chief Financial Officer