Form 10-Q
period 2023-03-31
Beachbody Company, Inc.
filed 2023-05-08
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

There were 177,193,226 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 141,250,310 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of May 02, 2023.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,393	$80,091
Inventory, net	48,304	54,060
Prepaid expenses	11,403	13,055
Other current assets	45,687	39,248
Total current assets	171,787	186,454
Property and equipment, net	67,395	74,147
Content assets, net	31,551	34,888
Goodwill	125,166	125,166
Intangible assets, net	6,926	8,204
Right-of-use assets, net	4,520	5,030
Other assets	8,428	9,506
Total assets	$415,773	$443,395
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,754	$17,940
Accrued expenses	54,784	64,430
Deferred revenue	99,894	95,587
Current portion of lease liabilities	2,100	2,150
Current portion of Term Loan	1,250	1,250
Other current liabilities	3,513	3,283
Total current liabilities	178,295	184,640
Term Loan	40,276	39,735
Long-term lease liabilities, net	2,794	3,318
Deferred tax liabilities	172	181
Other liabilities	4,679	3,979
Total liabilities	226,216	231,853
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 177,004,131 and 170,911,819 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively;	18	17
Class X: 141,250,310 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively;	14	14
Class C: no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	638,135	630,709
Accumulated deficit	(448,423)	(419,235)
Accumulated other comprehensive income (loss)	(187)	37
Total stockholders’ equity	189,557	211,542
Total liabilities and stockholders’ equity	$415,773	$443,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2023	2022

Revenue:
Digital	$64,773	$81,745
Nutrition and other	74,120	97,664
Connected fitness	6,008	19,513
Total revenue	144,901	198,922
Cost of revenue:
Digital	14,967	16,425
Nutrition and other	31,039	44,774
Connected fitness	7,555	44,706
Total cost of revenue	53,561	105,905
Gross profit	91,340	93,017
Operating expenses:
Selling and marketing	76,576	106,444
Enterprise technology and development	19,096	33,697
General and administrative	17,716	20,073
Restructuring	5,387	7,223
Total operating expenses	118,775	167,437
Operating loss	(27,435)	(74,420)
Other income (expense):
Change in fair value of warrant liabilities	57	264
Interest expense	(2,331)	(19)
Other income (expense), net	569	(64)
Loss before income taxes	(29,140)	(74,239)
Income tax (provision) benefit	(48)	706
Net loss	$(29,188)	$(73,533)

Net loss per common share, basic and diluted	$(0.09)	$(0.24)
Weighted-average common shares outstanding, basic and diluted	309,141	306,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended March 31,
	2023	2022

Net loss	$(29,188)	$(73,533)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	(147)	(185)
Reclassification of (losses) gains on derivative financial instruments included in net loss	(87)	69
Foreign currency translation adjustment	10	4
Total other comprehensive loss	(224)	(112)
Total comprehensive loss	$(29,412)	$(73,645)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated)	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balances at December 31, 2021	309,584	$31	$610,418	$(225,043)	$(21)	$385,385
Net loss	—	—	—	(73,533)	—	(73,533)
Other comprehensive loss	—	—	—	—	(112)	(112)
Equity-based compensation	—	—	4,564	—	—	4,564
Options exercised, net of tax withholdings	1,132	—	1,923	—	—	1,923
Balances at March 31, 2022	310,716	$31	$616,905	$(298,576)	$(133)	$318,227

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2022	312,162	$31	$630,709	$(419,235)	$37	$211,542
Net loss	—	—	—	(29,188)	—	(29,188)
Other comprehensive loss	—	—	—	—	(224)	(224)
Equity-based compensation	9,736	1	9,554	—	—	9,555
Shares withheld for tax withholdings on vesting of restricted stock	(3,644)	—	(2,128)	—	—	(2,128)
Balances at March 31, 2023	318,254	$32	$638,135	$(448,423)	$(187)	$189,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(29,188)	$(73,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,713	21,587
Amortization of content assets	5,561	6,164
Provision for inventory and inventory purchase commitments	2,734	16,896
Realized (gains) losses on hedging derivative financial instruments	(87)	69
Change in fair value of warrant liabilities	(57)	(264)
Equity-based compensation	9,555	4,564
Deferred income taxes	(53)	(808)
Amortization of debt issuance costs	479	—
Paid-in-kind interest expense	374	—
Other non-cash items	—	91
Changes in operating assets and liabilities:
Inventory	3,056	15,887
Content assets	(2,224)	(6,448)
Prepaid expenses	1,652	(293)
Other assets	(4,958)	2,895
Accounts payable	(1,366)	(20,752)
Accrued expenses	(8,768)	(1,386)
Deferred revenue	4,746	2,370
Other liabilities	(38)	(410)
Net cash used in operating activities	(7,869)	(33,371)
Cash flows from investing activities:
Purchase of property and equipment	(3,417)	(12,403)
Net cash used in investing activities	(3,417)	(12,403)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	2,115
Remittance of taxes withheld from employee stock awards	—	(192)
Debt repayments	(313)	—
Tax withholding payments for vesting of restricted stock	(2,128)	—
Net cash (used in) provided by financing activities	(2,441)	1,923
Effect of exchange rates on cash	29	223
Net decrease in cash and cash equivalents	(13,698)	(43,628)
Cash, cash equivalents and restricted cash, beginning of period	80,091	107,054
Cash and cash equivalents, end of period	$66,393	$63,426
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,464	$10
Cash (received) paid during the year for income taxes, net	(265)	32
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$1,291	$4,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“Beachbody” or the “Company”) is a leading subscription health and wellness company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription to Beachbody On Demand (“BOD”) and, together with the Company’s live fitness and comprehensive nutrition programs, through subscription to Beachbody On Demand Interactive (“BODi”). During the three months ended March 31, 2023, the Company launched an improved BODi experience and began migrating all BOD-only members to BODi on their renewal dates. Beachbody offers nutritional products such as Shakeology nutrition shakes, BEACHBAR snack bars, and Ladder premium supplements, which have been designed and clinically tested to help customers achieve their goals. Beachbody also offers a professional-grade stationary cycle with a 360-degree touch screen tablet and connected fitness software. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”) (previously known as “Coaches”), social media marketing channels, and direct response advertising. References to “Coaches” throughout this report have been updated to “Partners.”

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. The financial data and other financial information disclosed in the notes to these unaudited condensed consolidated financial statements are also unaudited. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of the results expected for the full fiscal year or any other period.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to apply ASC 606 to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination on the acquisition date rather than the general guidance in ASC 805. The Company adopted this new accounting guidance on a prospective basis on January 1, 2023, and the adoption did not have a material effect on its unaudited condensed consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this new accounting guidance on a prospective basis on January 1, 2023, and the adoption did not have a material effect on its unaudited condensed consolidated financial statements.

2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended March 31,
	2023	2022

Geographic region:
United States	$130,877	$178,607
Rest of world[1]	14,024	20,315
Total revenue	$144,901	$198,922

(1) Consists of Canada, United Kingdom, and France. No single country accounted for more than 10% of total revenue during the three months ended March 31, 2023 and 2022.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. During the three months ended March 31, 2023, the Company recognized $53.1 million of revenue that was included in the deferred revenue balance as of December 31, 2022. During the three months ended March 31, 2022, the Company recognized $62.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021.

3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$249	$—
Total assets	$—	$249	$—

Liabilities
Public warrants	$600	$—	$—
Private placement warrants	—	—	53
Term Loan warrants	—	—	1,038
Total liabilities	$600	$—	$1,091

	December 31, 2022
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$462	$—
Total assets	$—	$462	$—

Liabilities
Public Warrants	$415	$—	$—
Private Placement Warrants	—	—	107
Term Loan Warrants	—	—	1,226
Total liabilities	$415	$—	$1,333

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

The following table presents significant assumptions utilized in the valuation of the private placement warrants on March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Risk-free rate	3.8%	4.2%
Dividend yield rate	—	—
Volatility	75.0%	75.0%
Contractual term (in years)	3.24	3.49
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the private placement warrants for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Balance, beginning of period	$107	$2,133
Change in fair value	(54)	(213)
Balance, end of period	$53	$1,920

For the three months ended March 31, 2023 and 2022, the change in the fair value of private placement warrants resulted from the change in price of the Company’s Class A Common Stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Term Loan Warrants

The Company determined the fair value of the Term Loan warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A Common Stock. Volatility was based on the implied volatility derived primarily from the average of the actual market activity of the Company’s peer group. The expected life was based on the remaining contractual term of the Term Loan warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the warrants’ expected life. The significant unobservable input used in the fair value measurement of the Term Loan warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively. See Note 9, Debt, for additional information regarding the Term Loan warrants.

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Risk-free rate	3.6%	4.0%
Dividend yield rate	—	—
Volatility	75.0%	75.0%
Contractual term (in years)	6.36	6.61
Exercise price	$1.85	$1.85

The following table presents changes in the fair value of the Term Loan warrants for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Balance, beginning of period	$1,226	$—
Change in fair value	(188)	—
Balance, end of period	$1,038	$—

4. Inventory, Net

Inventory, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022

Raw materials and work in process	$12,620	$13,380
Finished goods	35,684	40,680
Total inventory, net	$48,304	$54,060

Adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $2.7 million and $16.9 million during the three months ended March 31, 2023 and 2022, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue. The Company recorded $1.3 million and $2.5 million in nutrition and other cost of revenue for the three months ended March 31, 2023 and 2022, respectively, and $1.4 million and $14.4 million in connected fitness cost of revenue for the three months ended March 31, 2023 and 2022, respectively.

5. Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred partner costs	$35,301	$31,270
Deposits	5,876	4,527
Accounts receivable, net	1,839	866
Other	2,671	2,585
Total other current assets	$45,687	$39,248

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022

Computer software and web development	$224,851	$236,533
Computer equipment	23,452	24,240
Buildings	5,158	5,158
Leasehold improvements	4,600	4,600
Furniture, fixtures and equipment	1,207	1,222
Computer software and web development projects in-process	7,028	5,147
Property and equipment, gross	266,296	276,900
Less: Accumulated depreciation	(198,901)	(202,753)
Total property and equipment, net	$67,395	$74,147

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2023	2022

Cost of revenue	$4,932	$9,081
Selling and marketing	—	279
Enterprise technology and development	4,503	7,449
General and administrative	1	192
Total depreciation	$9,436	$17,001

7. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	March 31, 2023	December 31, 2022
Inventory, shipping and fulfillment	$13,233	$11,687
Partner costs	13,047	14,535
Employee compensation and benefits	10,610	20,584
Sales and other taxes	4,891	4,818
Information technology	2,545	2,207
Advertising	1,773	1,176
Customer service expenses	790	956
Other accrued expenses	7,895	8,467
Total accrued expenses	$54,784	$64,430

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $9.0 million and $15.8 million for the three months ended March 31, 2023 and 2022, respectively.

8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding March 31, 2023 are as follows (in thousands):

Nine months ending December 31, 2023	$26,651
Year ending December 31, 2024	2,039
Year ending December 31, 2025	1,475
Year ending December 31, 2026	100
Year ending December 31, 2027	75
Thereafter	75
$30,415

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2027 and certain equipment under a finance lease expiring in 2024. These lease obligations will require payments of approximately $1.8 million during the nine months ending December 31, 2023 and $3.6 million for the year ending December 31, 2024 and thereafter through 2027.

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

9. Debt

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors on the signature pages (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch Finance, LLC, as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement (the “Financing Agreement”). The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. In addition, the Financing Agreement permits the Company to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. Borrowings under the Term Loan are unconditionally guaranteed by the Guarantors, and all present and future material U.S. and Canadian subsidiaries of the Company. Such security interest consists of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.2 million of third-party debt issuance costs which are recorded in the unaudited condensed consolidated balance sheets as a reduction of long-term debt as of March 31, 2023 and December 31, 2022 and are being amortized over the term of the Term Loan using the effective-interest method. As of March 31, 2023, borrowings outstanding under the Term Loan were $49.1 million. The Term Loan matures on August 8, 2026.

The Term Loan borrowings may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR”) loans. Reference Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greater of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the “SOFR Rate” (based upon an interest period of 1 month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR loans bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the “SOFR Rate” (based upon an interest period of 3 months). The “SOFR Rate” is subject to a floor of 1.00%. In addition, the Term Loan borrowings bear additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the loans on each anniversary of the Effective Date. The $50.0 million Term Loan was a SOFR loan, with a cash interest rate of 12.03%. The Company recorded $2.3 million of interest related to the Term Loan during the three months ended March 31, 2023.

The Financing Agreement contains financial covenants that require us to maintain (a) certain minimum revenue levels, to be tested on a quarterly basis, and (b) minimum Liquidity (as defined in the Financing Agreement) of (i) $12.5 million at all times through June 30, 2023, and (ii) $15.0 million at all times thereafter through the maturity of the term loan facility. We were in compliance with these covenants as of March 31, 2023.

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch Finance, LLC warrants for the purchase of 4,716,756 shares of the Company’s Class A Common Stock at an exercise price of $1.85 per share. The warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the warrants. The warrants were recorded in the unaudited condensed consolidated balance sheets as warrant liabilities. The initial fair value of the warrants, of $5.2 million, is being amortized as a debt discount over the term of the Term Loan using the effective-interest method.

The aggregate amounts of payments due for the periods succeeding March 31, 2023 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Nine months ending December 31, 2023	$937
Year ending December 31, 2024	1,563
Year ending December 31, 2025	2,500
Year ending December 31, 2026	44,063
Total debt	$49,063
Less current portion	(1,250)
Less unamortized debt discount and debt issuance costs	(8,509)
Add capitalized paid-in-kind interest	972
Total long-term debt	$40,276

The Term Loan amortizes at 2.50% per year from the Effective Date to the date that is the second anniversary of the Effective Date, payable on a quarterly basis, and thereafter, at 5.00% per year, payable on a quarterly basis. The Financing Agreement contains certain customary covenants, including minimum revenue, with which the Company was in compliance as of March 31, 2023.

10. Stockholders’ Equity

As of March 31, 2023, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock and 100,000,000 shares are designated as Preferred Stock.

Holders of each share of each class of Common Stock are entitled to dividends when, as, and if declared by the Company’s board of directors, subject to the rights and preferences of any holders of Preferred Stock outstanding at the time. The holder of each Class A Common Stock is entitled to one vote, the holder of each share of Class X Common Stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C Common Stock is not entitled to any voting powers.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended March 31, 2023 and 2022 (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at December 31, 2021	$(32)	$11	$(21)
Other comprehensive loss before reclassifications	(162)	4	(158)
Amounts reclassified from accumulated other comprehensive income (loss)	69	—	69
Tax effect	(23)	—	(23)
Balances at March 31, 2022	$(148)	$15	$(133)

Balances at December 31, 2022	$131	$(94)	$37
Other comprehensive loss before reclassifications	(101)	10	(91)
Amounts reclassified from accumulated other comprehensive income (loss)	(87)	—	(87)
Tax effect	(46)	—	(46)
Balances at March 31, 2023	$(103)	$(84)	$(187)

11. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	48,414,625	$2.65	6.35	$—
Granted	3,463,488	0.63
Forfeited	(3,272,682)	2.80
Expired	(496,499)	2.54
Outstanding at March 31, 2023	48,108,932	$2.49	5.91	$—
Exercisable at March 31, 2023	23,015,721	$2.48	2.86	$—

A summary of RSU activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2022	3,159,185	$1.45
Granted	22,676,189	0.58
Vested	(9,736,133)	0.60
Forfeited	(619,173)	0.96
Outstanding at March 31, 2023	15,480,068	$0.73

The fair value of RSUs vested during the three months ended March 31, 2023 was $5.9 million. No RSUs vested during the three months ended March 31, 2022.

On January 1, 2023, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 15,608,106 pursuant to the terms of the 2021 Plan. As of March 31, 2023, 11,663,071 shares of Class A Common Stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $2.1 million during the three months ended March 31, 2023, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

Equity-Based Compensation Expense

The fair value of each award as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to determine the fair value of option grants:

	Three months ended March 31,
	2023	2022
Risk-free rate	3.6%	1.7%
Dividend yield rate	—	—
Volatility	56.4%	52.3%
Expected term (in years)	5.16	6.20
Weighted-average grant date fair value	$0.32	$0.95

Equity-based compensation expense for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three months ended March 31,
	2023	2022

Cost of revenue	$1,429	$335
Selling and marketing	3,386	1,639
Enterprise technology and development	563	927
General and administrative	4,177	1,663
Total equity-based compensation	$9,555	$4,564

In connection with the restructuring activity that took place during the three months ended March 31, 2023, the Company modified certain stock awards of terminated employees (approximately 102 employees). The modifications included; accelerating the vesting of any options that would have vested within three months of the employees termination date; and all vested options will be available for exercise for a total of six months after the employees’ termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized a $0.6 million reduction to equity-based compensation expense within general and administrative expense in the unaudited condensed consolidated statements of operations.

As of March 31, 2023, the total unrecognized equity-based compensation expense was $38.8 million, which will be recognized over a weighted-average remaining period of 2.88 years.

12. Derivative Financial Instruments

As of March 31, 2023 and December 31, 2022, the notional amount of the Company’s outstanding foreign exchange options was $16.7 million and $17.6 million, respectively. There were no outstanding forward contracts as of March 31, 2023 and December 31, 2022.

The following table shows the pre-tax effects of the Company’s derivative instruments on its unaudited condensed consolidated statements of operations (in thousands):

		Three months ended March 31,
	Financial Statement Line Item	2023	2022

Unrealized gains (losses)	Other comprehensive income (loss)	$(101)	$(162)

Gains (losses) reclassified from accumulated other	Cost of revenue	$36	$(30)
comprehensive income into net loss	General and administrative	51	(39)
Total amounts reclassified		$87	$(69)

Gains (losses) recognized on derivatives not designated as hedging instruments	Cost of revenue	$(41)	$(51)

13. Restructuring

In 2023, restructuring charges primarily relate to activities focused on aligning the Company's operations with its key growth priorities. Restructuring charges in 2022 relate to the consolidation of our streaming fitness and nutrition offerings into a single Beachbody platform. The Company recognized restructuring costs of $5.4 million and $7.2 million during the three months ended March 31, 2023 and 2022, respectively, comprised primarily of termination benefits related to headcount reductions, of which $1.4 million is included in accrued expenses in the unaudited condensed consolidated balance sheets. In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended March 31, 2023 (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2022	Charges	Utilizations	March 31, 2023
Employee-related costs	$469	$5,387	$(4,467)	$1,389
Total costs	$469	$5,387	$(4,467)	$1,389

The Company expects to incur additional charges of approximately $0.2 million related to termination benefits as it fully implements its strategic alignment initiative.

14. Income Taxes

The Company recorded a provision for income taxes of approximately zero for the three months ended March 31, 2023, and a benefit for income taxes of $0.7 million for the three months ended March 31, 2022. The effective tax rate was (0.2)% for the three months ended March 31, 2023, and the effective benefit tax rate was 1.0% for the three months ended March 31, 2022.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three months ended March 31, 2023 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three months ended March 31, 2023.

15. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X Common Stock is as follows (in thousands, except share and per share information):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(29,188)	$(73,533)

Denominator:
Weighted-average common shares outstanding, basic and diluted	309,140,558	306,362,730

Net loss per common share, basic and diluted	$(0.09)	$(0.24)

Basic net loss per common share is the same as dilutive net loss per common share for each of the three months ended March 31, 2023 and 2022 as the inclusion of all potential common shares would have been antidilutive.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	March 31,
	2023	2022

Options	48,108,932	38,674,077
RSUs	15,480,068	322,596
Compensation warrants	3,980,656	3,980,656
Public and private placement warrants	15,333,333	15,333,333
Term Loan warrants	4,716,756	—
Earn-out shares	3,750,000	3,750,000
	91,369,745	62,060,662

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

We offer nutritional products such as Shakeology nutrition shakes, BEACHBAR snack bars, and Ladder premium supplements as well as a professional-grade stationary cycle with a 360-degree touch screen tablet and connected fitness software. Leveraging our history of fitness content creation, nutrition innovation, and our network of micro-influencers, whom we call “Partners” (previously known as “Coaches”), we plan to continue market penetration into connected fitness to reach a wider health, wellness and fitness audience.

Our revenue is generated primarily through our network of Partners, social media marketing channels, and direct response advertising. Components of revenue include recurring digital subscription revenue, revenue from the sale of nutritional and other products, and connected fitness revenue. In addition to selling individual products on a one-time basis, we bundle digital and nutritional products together at discounted prices.

For the three months ended March 31, 2023, as compared to the three months ended March 31, 2022:

•
Total revenue was $144.9 million, a 27% decrease;
•
Digital revenue was $64.8 million, a 21% decrease;
•
Nutrition and other revenue was $74.1 million, a 24% decrease;
•
Connected fitness revenue was $6.0 million, a 69% decrease;
•
Net loss was $29.2 million, compared to net loss of $73.5 million; and
•
Adjusted EBITDA was ($0.9) million, compared to ($19.1) million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Recent Developments

Our key growth priorities for 2023 include: revamping our Beachbody on Demand (“BODi”) digital platform, growing Shakeology in the Healthy Dessert market, and improving the affordability of our connected fitness bike. In March 2023, we relaunched the BODi digital platform with a new form of fitness programming called BODi Blocks, the addition of positive mindset content, and digital recipes to extend Shakeology into a Healthy Dessert. We also began migrating all BOD-only members to BODi on their renewal dates. During the first quarter of 2023, to align our operations with our key growth priorities, we executed certain restructuring activities, including a reduction in headcount. These actions are expected to result in aggregate charges of $5.6 million, consisting primarily of termination benefits, of which $5.4 million was incurred during the three months ended March 31, 2023.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of March 31,
	2023	2022

Digital subscriptions (millions)	1.75	2.46
Nutritional subscriptions (millions)	0.21	0.30

	Three months ended March 31,
	2023	2022

Average digital retention	95.9%	95.6%
Total streams (millions)	29.7	38.2
DAU/MAU	32.5%	31.6%

Revenue (millions)	$144.9	$198.9
Gross profit (millions)	$91.3	$93.0
Gross margin	63%	47%

Net loss (millions)	$(29.2)	$(73.5)
Adjusted EBITDA (millions)	$(0.9)	$(19.1)

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

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022

Net loss	$(29,188)	$(73,533)
Adjusted for:
Depreciation and amortization	10,713	21,587
Amortization of capitalized cloud computing implementation costs	41	168
Amortization of content assets	5,561	6,164
Interest expense	2,331	19
Income tax provision (benefit)	48	(706)
Equity-based compensation	9,555	4,564
Employee incentives, expected to be settled in equity (1)	(5,466)	—
Inventory net realizable value adjustment (2)	—	14,934
Restructuring and platform consolidation costs (3)	6,059	7,887
Change in fair value of warrant liabilities	(57)	(264)
Non-operating (4)	(484)	72
Adjusted EBITDA	$(887)	$(19,108)

(1)
The non-cash charge for employee incentives which were expected to be settled in equity was recorded and included in the Adjusted EBITDA calculation during the year ended December 31, 2022. During the three months ended March 31, 2023, we reclassified the non-cash charge from employee incentives expected to be settled in equity to equity-based compensation because we settled certain employee incentives with RSU awards during the period.
(2)
Represents a non-cash expense to reduce the carrying value of our connected fitness inventory and related future commitments. This adjustment was included during the three months ended March 31, 2022 because of its unusual magnitude due to disruptions in the connected fitness market.
(3)
Includes restructuring expense and non-recurring personnel costs associated with executing our key growth priorities during the three months ended March 31, 2023 and with the consolidation of our digital platforms during the three months ended March 31, 2022.
(4)
Primarily includes interest income.

Results of Operations

The Company has one operating segment. The following discussion of our results and operations is on a consolidated basis.

(in thousands)	Three months ended March 31,
	2023	2022

Revenue:
Digital	$64,773	$81,745
Nutrition and other	74,120	97,664
Connected fitness	6,008	19,513
Total revenue	144,901	198,922
Cost of revenue:
Digital	14,967	16,425
Nutrition and other	31,039	44,774
Connected fitness	7,555	44,706
Total cost of revenue	53,561	105,905
Gross profit	91,340	93,017
Operating expenses:
Selling and marketing	76,576	106,444
Enterprise technology and development	19,096	33,697
General and administrative	17,716	20,073
Restructuring	5,387	7,223
Total operating expenses	118,775	167,437
Operating loss	(27,435)	(74,420)
Other income (expense)
Change in fair value of warrant liabilities	57	264
Interest expense	(2,331)	(19)
Other income, net	569	(64)
Loss before income taxes	(29,140)	(74,239)
Income tax (provision) benefit	(48)	706
Net loss	$(29,188)	$(73,533)

Revenue

Revenue includes digital subscriptions, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products, access to our online Partner business management platform, preferred customer program memberships, and other fitness-related products. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscription revenue is recognized ratably over the subscription period of up to 38 months.

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$64,773	$81,745	$(16,972)	(21%)
Nutrition and other	74,120	97,664	(23,544)	(24%)
Connected fitness	6,008	19,513	(13,505)	(69%)
Total revenue	$144,901	$198,922	$(54,021)	(27%)

The decrease in digital revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a decrease in revenue from our digital streaming services due to 29% fewer subscriptions, partially offset by an increase in revenue per subscription.

The decrease in nutrition and other revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a $20.4 million decrease in revenue from nutritional products due to 30% fewer nutritional subscriptions and a $1.4 million decrease in fitness accessories revenue.

The decrease in connected fitness revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to lower demand resulting from reduced promotional activity.

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

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$14,967	$16,425	$(1,458)	(9%)
Nutrition and other	31,039	44,774	(13,735)	(31%)
Connected fitness	7,555	44,706	(37,151)	(83%)
Total cost of revenue	$53,561	$105,905	$(52,344)	(49%)

Gross profit
Digital	$49,806	$65,320	$(15,514)	(24%)
Nutrition and other	43,081	52,890	(9,809)	(19%)
Connected fitness	(1,547)	(25,193)	23,646	94%
Total gross profit	$91,340	$93,017	$(1,677)	(2%)

Gross margin
Digital	77%	80%
Nutrition and other	58%	54%
Connected fitness	(26%)	(129%)

The decrease in digital cost of revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was due to a $0.6 million decrease in the amortization of content assets as a result of lower production spend and a $0.4 million decrease in both streaming costs and payment processing fees as a result of lower revenue. The decrease in digital gross margin for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily the result of fixed expenses on lower digital revenue.

The decrease in nutrition and other cost of revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a $5.5 million decrease in product costs and a $3.8 million decrease in fulfillment and shipping expense related to the decrease in nutrition and other revenue, a $1.9 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, and a $1.3 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue. Nutrition and other gross margin increased primarily as a result of the favorable shift in revenue to higher-margin products, lower shipping and customer service expense, and lower fixed depreciation expense.

The decrease in connected fitness cost of revenue was driven by lower inventory value adjustments of $14.1 million and an $14.4 million decrease in product costs and a $6.4 million decrease in freight, fulfillment, and shipping expenses as the result of lower connected fitness revenue. The connected fitness negative gross margin improvement for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to lower inventory value adjustments and an increase in average order value, partially offset by the impact of fixed warehousing expenses on lower connected fitness revenue.

Operating Expenses

Selling and Marketing

Selling and marketing expenses primarily include the cost of Partner compensation, advertising, royalties, promotions and events, and third-party sales commissions as well as the personnel expenses for employees and consultants who support these areas. Selling and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue, timing of new content and nutritional product launches, and the timing of our media investments to build awareness around launch activity.

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$76,576	$106,444	$(29,868)	(28%)
As a percentage of total revenue	52.8%	53.5%

The decrease in selling and marketing expense for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a $13.9 million decrease in Partner compensation as a result of lower commissionable revenue,

$6.1 million decrease in personnel-related expenses due to lower headcount, $6.0 million decrease in online and television media expense related to our media investment strategy which was implemented in Q1 2022, and a $2.5 million decrease in the amortization of intangible assets due to the impairment of certain assets in Q4 2022.

Selling and marketing expense as a percentage of total revenue decreased by 70 basis points primarily due to lower fixed expenses, partially offset by the shift in revenue mix to higher-commission products.

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

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$19,096	$33,697	$(14,601)	(43%)
As a percentage of total revenue	13.2%	16.9%

The decrease in enterprise technology and development expense for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to an $11.7 million decrease in personnel-related expenses due to lower headcount and a $2.9 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets.

Enterprise technology and development expense as a percentage of total revenue decreased by 370 basis points due to lower fixed expenses.

General and Administrative

General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

General and administrative	$17,716	$20,073	$(2,357)	(12%)
As a percentage of total revenue	12.2%	10.1%

The decrease in general and administrative expense for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to $2.2 million decrease in personnel-related expenses as a result of lower headcount.

General and administrative expense as a percentage of total revenue increased by 210 basis points due to lower total revenue.

Restructuring

In 2023, restructuring charges primarily relate to activities focused on aligning our operations with our key growth priorities, including a reduction in headcount. Restructuring charges in 2022 relate to the consolidation of our streaming fitness and nutrition offerings into a single Beachbody platform. The charges incurred primarily consist of employee termination costs.

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Restructuring	$5,387	$7,223	$(1,836)	(25%)

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

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$57	$264	$(207)	(78%)
Interest expense	(2,331)	(19)	(2,312)	12,168%
Other income (expense), net	569	(64)	633	989%

The decrease in change in fair value of warrant liabilities during the three months ended March 31, 2023, as compared to three months ended March 31, 2022, primarily resulted from a relatively lower decline in our stock price during the quarter. The increase in interest expense was due to borrowings under the Term Loan during the three months ended March 31, 2023 compared to no borrowings outstanding during the three months ended March 31, 2022. The increase in other income was primarily due to higher interest income as a result of higher interest rates on our cash balances and increased foreign currency gains.

Income Tax (Provision) Benefit

Income tax (provision) benefit consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Income tax (provision) benefit	$(48)	$706	$(754)	(107%)

The income tax provision increase for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily driven by changes in our projected net deferred taxes after valuation allowance and a decrease in the net expense from discrete events.

Liquidity and Capital Resources

	Three months ended March 31,
	2023	2022
	(in thousands)

Net cash used in operating activities	$(7,869)	$(33,371)
Net cash used in investing activities	(3,417)	(12,403)
Net cash (used in) provided by financing activities	(2,441)	1,923

As of March 31, 2023, we had cash and cash equivalents totaling $66.4 million.

Net cash used in operating activities was $7.9 million for the three months ended March 31, 2023 compared to $33.4 million for the three months ended March 31, 2022. The decrease in cash used in operating activities during the three months ended March 31, 2023, compared to the prior year quarter, was primarily due to a decrease in net loss as a result of lower headcount due to the Company's restructuring activities and as a result of reduced media spend in addition to a decrease in payments due to lower prior year payables. These decreases were partially offset by lower cash received from inventory sold.

Net cash used in investing activities was $3.4 million and $12.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in net cash used in investing activities was due to the decrease in capital expenditures, in line with expectations.

Net cash used in financing activities was $2.4 million for the three months ended March 31, 2023 compared to net cash provided by financing activities of $1.9 million for the three months ended March 31, 2022. The change in net cash from financing activities was primarily due to taxes associated with the vesting of restricted stock during Q1 2023 and debt repayments on our Term Loan compared to proceeds from stock option exercises during Q1 2022.

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance, LLC, as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement are guaranteed by the Guarantors, and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors (together with the Borrower, the “Loan Parties”), subject to customary exceptions. As of March 31, 2023, our borrowings outstanding under the Term Loan were $49.1 million. During the three months ended March 31, 2023, the Term Loan was a SOFR loan, with a cash interest rate of 12.03%.

The Financing Agreement contains financial covenants that require us to maintain (a) certain minimum revenue levels, to be tested on a quarterly basis, and (b) minimum Liquidity (as defined in the Financing Agreement) of (i) $12.5 million at all times through June 30, 2023, and (ii) $15.0 million at all times thereafter through the maturity of the term loan facility. We were in compliance with these covenants as of March 31, 2023.

The Financing Agreement also contains customary representations, warranties, and covenants, which include, but are not limited to, restrictions on indebtedness, liens, fundamental changes, restricted payments, asset sales, affiliate transactions, changes in line of business, investments, negative pledges and amendments to organizational documents and material contracts. The Financing Agreement contains customary events of default, which among other things include (subject to certain exceptions and cure periods): failure to pay principal, interest, or any fees or certain other amounts when due; breach of any representation or warranty, covenant, or other agreement in the Financing Agreement and other related loan documents; the occurrence of a bankruptcy or insolvency proceeding with respect to any Loan Party; any failure by a Loan Party to make a payment with respect to indebtedness having an aggregate principal amount in excess of a specified threshold; and certain other customary events of default. See Note 9, Debt, for additional discussion of the Term Loan.

As of March 31, 2023, we have $35.9 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

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

We may explore additional equity financing to supplement our anticipated working capital balances and further strengthen our financial position, but do not at this time know which form it will take or what the terms will be. The sale of additional equity would result in additional dilution to our shareholders. There can be no assurances that we will be able to raise additional capital in amounts or on terms acceptable to us.

Critical Accounting Policies and Estimates

There have been no material changes to the Company's critical accounting policies and estimates discussed in the 2022 Annual Report on Form 10-K in Item 7 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the three months ended March 31, 2023 and 2022, approximately 10% of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

The aggregate notional amount of foreign exchange derivative instruments at March 31, 2023 and year ended December 31, 2022 was $16.7 million and $17.6 million, respectively.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based upon that evaluation, as a result of the material weaknesses identified in our 2022 Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Changes in Internal Control Over Financial Reporting

We continue to be in the process of implementing changes, as more fully described in our 2022 Form 10-K, to our internal control over financial reporting to remediate the material weaknesses as described in our 2022 Form 10-K.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are and, from time to time, we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. There have been no material changes from the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 1A. Risk Factors.

Other than as set forth below, there have been no material developments with respect to the information previously reported under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Repurchase of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., BB Merger Sub, Inc., Myx Merger Sub, LLC, The Beachbody Company Group, LLC, And Myx Fitness Holdings, LLC.	8-K/A	2.1	2/16/2021	001-39735
3.1	Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	7/1/2021	001-39735
3.2	Amended and Restated Bylaws of The Beachbody Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 1, 2021).	8-K	3.2	7/1/2021	001-39735
4.1	Form of Warrant.	10-Q	10.3	8/8/2022	001-39735
10.1	Financing Agreement, dated August 8, 2022, by and among Beachbody, LLC, a Delaware limited liability company, The Beachbody Company, Inc., a Delaware corporation (the “Parent”), each subsidiary of the Parent from time to time party thereto, the lenders from time to time party hereto (each a “Lender” and collectively, the “Lenders”), and Blue Torch Finance, LLC, as collateral agent and as administrative agent for the Lenders.	10-Q	10.2	8/8/2022	001-39735
10.2^	The Beachbody Company, Inc. Deferred Compensation Plan for Directors	10-K	10.10	3/16/2023	001-39735
10.3^	Offer of Employment Letter, dated September 27, 2021, by and between The Beachbody Company and Blake Bilstad.	10-Q	10.1	11/15/2021	001-39735
10.4^	Confidential Separation and General Release Agreement, dated as of March 10, 2023 and effective May 1, 2023, by and between Beachbody, LLC and Blake Bilstad.	10-K	10.15	3/16/2023	001-39735
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith.

^ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Beachbody Company, Inc.

Date: May 8, 2023	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial Officer)