Form 10-Q
period 2023-06-30
Beachbody Company, Inc.
filed 2023-08-08
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

There were 176,234,868 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 136,450,256 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of August 2, 2023.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,686	$80,091
Inventory, net	43,364	54,060
Prepaid expenses	8,549	13,055
Other current assets	48,619	39,248
Total current assets	159,218	186,454
Property and equipment, net	58,205	74,147
Content assets, net	29,193	34,888
Goodwill	125,166	125,166
Intangible assets, net	5,648	8,204
Right-of-use assets, net	4,033	5,030
Other assets	9,661	9,506
Total assets	$391,124	$443,395
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,301	$17,940
Accrued expenses	49,116	64,430
Deferred revenue	107,378	95,587
Current portion of lease liabilities	2,095	2,150
Current portion of Term Loan	16,250	1,250
Other current liabilities	3,356	3,283
Total current liabilities	191,496	184,640
Term Loan	25,836	39,735
Long-term lease liabilities, net	2,249	3,318
Deferred tax liabilities	137	181
Other liabilities	4,229	3,979
Total liabilities	223,947	231,853
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 176,157,734 and 170,911,819 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively;	18	17
Class X: 136,450,256 and 141,250,310 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively;	14	14
Class C: no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	641,649	630,709
Accumulated deficit	(474,171)	(419,235)
Accumulated other comprehensive income (loss)	(333)	37
Total stockholders’ equity	167,177	211,542
Total liabilities and stockholders’ equity	$391,124	$443,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue:
Digital	$65,214	$78,015	$129,987	$159,760
Nutrition and other	64,628	90,516	138,748	188,180
Connected fitness	5,106	10,605	11,114	30,118
Total revenue	134,948	179,136	279,849	378,058
Cost of revenue:
Digital	16,336	18,406	31,303	34,831
Nutrition and other	27,202	42,002	58,241	86,776
Connected fitness	8,666	31,459	16,221	76,165
Total cost of revenue	52,204	91,867	105,765	197,772
Gross profit	82,744	87,269	174,084	180,286
Operating expenses:
Selling and marketing	76,492	86,624	153,068	193,068
Enterprise technology and development	18,650	24,133	37,746	57,830
General and administrative	11,887	19,584	29,603	39,657
Restructuring	(107)	1,332	5,280	8,555
Total operating expenses	106,922	131,673	225,697	299,110
Operating loss	(24,178)	(44,404)	(51,613)	(118,824)
Other income (expense):
Change in fair value of warrant liabilities	375	2,070	432	2,334
Interest expense	(2,368)	(3)	(4,699)	(22)
Other income, net	411	189	980	125
Loss before income taxes	(25,760)	(42,148)	(54,900)	(116,387)
Income tax (provision) benefit	12	281	(36)	987
Net loss	$(25,748)	$(41,867)	$(54,936)	$(115,400)

Net loss per common share, basic and diluted	$(0.08)	$(0.14)	$(0.18)	$(0.38)
Weighted-average common shares outstanding, basic and diluted	314,312	307,205	311,740	306,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net loss	$(25,748)	$(41,867)	$(54,936)	$(115,400)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	(242)	35	(389)	(150)
Reclassification of (losses) gains on derivative financial instruments included in net loss	61	74	(26)	143
Foreign currency translation adjustment	35	(51)	45	(47)
Total other comprehensive income (loss)	(146)	58	(370)	(54)
Total comprehensive loss	$(25,894)	$(41,809)	$(55,306)	$(115,454)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2021	309,584	$31	$610,418	$(225,043)	$(21)	$385,385
Net loss	—	—	—	(73,533)	—	(73,533)
Other comprehensive loss	—	—	—	—	(112)	(112)
Equity-based compensation	—	—	4,564	—	—	4,564
Options exercised, net of tax withholdings	1,132	—	1,923	—	—	1,923
Balances at March 31, 2022	310,716	$31	$616,905	$(298,576)	$(133)	$318,227
Net loss	—	—	—	(41,867)	—	(41,867)
Other comprehensive income	—	—	—	—	58	58
Equity-based compensation	210	—	3,001	—	—	3,001
Options exercised, net of tax withholdings	588	—	737	—	—	737
Balances at June 30, 2022	311,514	$31	$620,643	$(340,443)	$(75)	$280,156

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2022	312,162	$31	$630,709	$(419,235)	$37	$211,542
Net loss	—	—	—	(29,188)	—	(29,188)
Other comprehensive loss	—	—	—	—	(224)	(224)
Equity-based compensation	9,736	1	9,554	—	—	9,555
Shares withheld for tax withholdings on vesting of restricted stock	(3,644)	—	(2,128)	—	—	(2,128)
Balances at March 31, 2023	318,254	$32	$638,135	$(448,423)	$(187)	$189,557
Net loss	—	—	—	(25,748)	—	(25,748)
Other comprehensive loss	—	—	—	—	(146)	(146)
Equity-based compensation	1,377	1	3,160	—	—	3,161
Forfeiture of shares per the Forfeiture Agreement	(8,000)	(1)	1	—	—	—
Issuance of shares due to Employee Stock Purchase Plan	982	—	384	—	—	384
Tax withholdings on vesting of restricted stock	(5)	—	(31)	—	—	(31)
Balances at June 30, 2023	312,608	$32	$641,649	$(474,171)	$(333)	$167,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(54,936)	$(115,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,632	41,552
Amortization of content assets	11,020	13,180
Provision for inventory and inventory purchase commitments	5,072	32,019
Realized (gains) losses on hedging derivative financial instruments	(26)	143
Change in fair value of warrant liabilities	(432)	(2,334)
Equity-based compensation	12,716	7,565
Deferred income taxes	(121)	(1,143)
Amortization of debt issuance costs	980	—
Paid-in-kind interest expense	746	—
Other non-cash items	—	311
Changes in operating assets and liabilities:
Inventory	6,037	28,400
Content assets	(5,325)	(11,940)
Prepaid expenses	4,506	5,545
Other assets	(8,912)	167
Accounts payable	(4,179)	(22,753)
Accrued expenses	(14,356)	(7,739)
Deferred revenue	12,221	1,000
Other liabilities	(1,010)	(1,829)
Net cash used in operating activities	(14,367)	(33,256)
Cash flows from investing activities:
Purchase of property and equipment	(5,030)	(19,222)
Net cash used in investing activities	(5,030)	(19,222)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	2,968
Remittance of taxes withheld from employee stock awards	—	(308)
Debt repayments	(625)	—
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	384	—
Tax withholding payments for vesting of restricted stock	(2,159)	—
Net cash (used in) provided by financing activities	(2,400)	2,660
Effect of exchange rates on cash and cash equivalents	392	(176)
Net decrease in cash and cash equivalents	(21,405)	(49,994)
Cash, cash equivalents and restricted cash, beginning of period	80,091	107,054
Cash and cash equivalents, end of period	$58,686	$57,060
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,958	$17
Cash (received) paid during the period for income taxes, net	(46)	310
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$128	$2,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“BODi” or the “Company”) is a leading subscription health and wellness company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription to Beachbody On Demand (“BOD”) and, together with the Company’s live fitness and comprehensive nutrition programs, through subscription to Beachbody On Demand Interactive (“BODi”). During the three months ended March 31, 2023, the Company launched an improved BODi experience and began migrating all BOD-only members to BODi on their renewal dates. BODi offers nutritional products such as Shakeology nutrition shakes, BEACHBAR snack bars, and Ladder premium supplements, which have been designed and clinically tested to help customers achieve their goals. BODi also offers a professional-grade stationary cycle with a 360-degree touch screen tablet and connected fitness software. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”) (previously known as “Coaches”), social media marketing channels, and direct response advertising. References to “Coaches” throughout this report have been updated to “Partners.”

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

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in our condensed consolidated financial statements include, but are not limited to, the useful life and recoverability of long-lived assets, the valuation of warrant liabilities, the recognition and measurement of income tax assets and liabilities, the valuation of intangible assets, impairment of goodwill, and the net realizable value of inventory. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ from those estimates.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. The financial data and other financial information disclosed in the notes to these unaudited condensed consolidated financial statements are also unaudited. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

Summary of Changes in Significant Accounting Estimates

Goodwill and Long-Lived Assets, Net

Interim Impairment Test

Goodwill represents the excess of the fair value of the consideration transferred in a business combination over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually as of October 1 and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or indicate that it is more likely than not that the indefinite-lived asset is impaired. As of June 30, 2023 the Company has no indefinite-lived intangible assets.

Due to the sustained decline in the Company’s market capitalization and macro-economic conditions observed in the three months ended June 30, 2023, the Company performed an interim test for impairment of its goodwill as of June 30, 2023. In performing the interim impairment test for goodwill, the Company elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of its RU to its estimated fair value. The Company previously tested its RU for impairment as of December 31, 2022. The results of the Company’s interim test for impairment at June 30, 2023 concluded that the fair value of its RU exceeded its carrying value, resulting in no impairment.

Long-Lived Assets

Management reviews long-lived assets (including property and equipment, content assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by comparing their carrying value to the forecasted undiscounted cash flows associated with the assets. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value. The Company performed a test for recoverability at June 30, 2023 and concluded that the carrying value of its long-lived assets is recoverable.

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

2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended June 30,
	2023	2022

Geographic region:
United States	$121,067	$160,021
Rest of world[1]	13,881	19,115
Total revenue	$134,948	$179,136

	Six months ended June 30,
	2023	2022

Geographic region:
United States	$251,944	$338,628
Rest of world[1]	27,905	39,430
Total revenue	$279,849	$378,058

(1) Consists of Canada, United Kingdom, and France. Other than the United States, no single country accounted for more than 10% of total revenue during the three and six months ended June 30, 2023 and 2022.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. During the three and six months ended June 30, 2023, the Company recognized $24.8 million and $77.9 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2022. During the three and six months ended June 30, 2022, the Company recognized $25.6 million and $88.1 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2021.

3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$50	$—
Total assets	$—	$50	$—

Liabilities
Public warrants	$461	$—	$—
Private placement warrants	—	—	53
Term Loan warrants	—	—	802
Total liabilities	$461	$—	$855

	December 31, 2022
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$462	$—
Total assets	$—	$462	$—

Liabilities
Public Warrants	$415	$—	$—
Private Placement Warrants	—	—	107
Term Loan Warrants	—	—	1,226
Total liabilities	$415	$—	$1,333

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. The fair value of the public warrants, which trade in active markets, is based on quoted market prices. The fair value of derivative instruments is based on Level 2 inputs such as observable forward rates, spot rates, and foreign currency exchange rates. The Company’s private placement and Term Loan Warrants (defined later) are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

Private Placement Warrants

The Company determined the fair value of the private placement warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A Common Stock. Volatility was based on the implied volatility derived primarily from the average of the actual market activity of the Company’s peer group. The expected life was based on the remaining contractual term of the private placement warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the private placement warrants expected life. The significant unobservable input used in the fair value measurement of the private placement warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.

The following table presents significant assumptions utilized in the valuation of the private placement warrants on June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Risk-free rate	4.5%	4.2%
Dividend yield rate	—	—
Volatility	75.0%	75.0%
Contractual term (in years)	2.99	3.49
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the private placement warrants for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$53	$1,920	$107	$2,133
Change in fair value	—	(1,120)	(54)	(1,333)
Balance, end of period	$53	$800	$53	$800

For the three and six months ended June 30, 2023 and 2022, the change in the fair value of private placement warrants resulted from the change in price of the Company’s Class A Common Stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Term Loan Warrants

The Company determined the fair value of the Term Loan Warrants (defined later) using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A Common Stock. Volatility was based on the implied volatility derived primarily from the average of the actual market activity of the Company’s peer group. The expected life was based on the remaining contractual term of the Term Loan Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Term Loan Warrants expected life. The significant unobservable input used in the fair value measurement of the Term Loan Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively. See Note 9, Debt, and Note 16, Subsequent Events, for additional information regarding the Term Loan Warrants.

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Risk-free rate	4.0%	4.0%
Dividend yield rate	—	—
Volatility	75.0%	75.0%
Contractual term (in years)	6.11	6.61
Exercise price	$1.85	$1.85

The following table presents changes in the fair value of the Term Loan Warrants for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$1,038	$—	$1,226	$—
Change in fair value	(236)	—	(424)	—
Balance, end of period	$802	$—	$802	$—

For the three and six months ended June 30, 2023, the change in the fair value of the Term Loan Warrants resulted from the change in price of the Company’s Class A Common Stock and the remaining contractual term. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

4. Inventory, Net

Inventory, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022

Raw materials and work in process	$17,680	$13,380
Finished goods	25,684	40,680
Total inventory, net	$43,364	$54,060

Adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $2.3 million and $5.1 million during the three and six months ended June 30, 2023, respectively, and $15.1 million and $32.0 million during the three and six months ended June 30, 2022, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue. The Company recorded approximately zero and $1.4 million of these adjustments in nutrition and other cost of revenue for the three and six months ended June 30, 2023, respectively, and $1.9 million and $4.4 million during the three and six months ended June 30, 2022, respectively. The Company also recorded $2.3 million and $3.7 million of these adjustments in connected fitness cost of revenue for the three and six months ended June 30, 2023 respectively, and $13.2 million and $27.6 million during the three and six months ended June 30, 2022, respectively.

5. Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred partner costs	$38,332	$31,270
Deposits	6,204	4,527
Accounts receivable, net	1,602	866
Other	2,481	2,585
Total other current assets	$48,619	$39,248

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022

Computer software and web development	$230,992	$236,533
Computer equipment	23,338	24,240
Buildings	5,158	5,158
Leasehold improvements	4,600	4,600
Furniture, fixtures and equipment	1,207	1,222
Computer software and web development projects in-process	738	5,147
Property and equipment, gross	266,033	276,900
Less: Accumulated depreciation	(207,828)	(202,753)
Total property and equipment, net	$58,205	$74,147

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Cost of revenue	$5,277	$7,743	$10,209	$16,824
Selling and marketing	—	102	—	381
Enterprise technology and development	4,363	7,486	8,866	14,935
General and administrative	—	49	1	241
Total depreciation	$9,640	$15,380	$19,076	$32,381

7. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	June 30, 2023	December 31, 2022
Partner costs	$15,742	$14,535
Inventory, shipping and fulfillment	10,940	11,687
Employee compensation and benefits	5,126	20,584
Sales and other taxes	4,523	4,818
Information technology	2,059	2,207
Advertising	3,072	1,176
Customer service expenses	964	956
Other accrued expenses	6,690	8,467
Total accrued expenses	$49,116	$64,430

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $8.1 million and $17.1 million for the three and six months ended June 30, 2023, respectively, and $6.9 million and $22.6 million for the three and six months ended June 30, 2022, respectively.

8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. During the three and six months ended June 30, 2023, the Company recorded losses on inventory purchase commitments related to connected fitness hardware of $0.3 million and $0.4 million, respectively. During the three and six months ended June 30, 2022, the Company recorded losses on inventory purchase commitments related to connected fitness hardware of $1.8 million and $2.4 million, respectively. These losses are included in connected fitness cost of revenue in the unaudited condensed consolidated statements of operations. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding June 30, 2023 are as follows (in thousands):

Six months ending December 31, 2023	$22,239
Year ending December 31, 2024	2,160
Year ending December 31, 2025	1,475
Year ending December 31, 2026	100
Year ending December 31, 2027	75
Thereafter	75
$26,124

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2027 and certain equipment under a finance lease expiring in 2024. These lease obligations will require payments of approximately $1.2 million during the six months ending December 31, 2023, $2.1 million for the year ending December 31, 2024 and $1.5 million in total thereafter through 2027.

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

9. Debt

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement which was subsequently amended (collectively with any amendments thereto, the “Financing Agreement”). The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. In addition, the Financing Agreement permits the Company to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. Borrowings under the Term Loan are unconditionally guaranteed by the Guarantors, and all present and future material U.S. and Canadian subsidiaries of the Company. Such security interest consists of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.2 million of third-party debt issuance costs which are recorded in the unaudited condensed consolidated balance sheets as a reduction of long-term debt as of June 30, 2023 and December 31, 2022 and are being amortized over the term of the Term Loan using the effective-interest method. As of June 30, 2023, the principal balance outstanding under the Term Loan was $50.1 million. The Term Loan matures on August 8, 2026. On July 24, 2023 (the "Second Amendment Effective Date") the Company and Blue Torch entered into Amendment No. 2 to the Financing Agreement (the "Second Amendment"), which amended the Company's existing Financing Agreement. See Note 16, Subsequent Events, for additional information on the Second Amendment, including amendments to the debt covenants, maturity date of the Term Loan and the exercise price of the Term Loan Warrants.

The Term Loan borrowings may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR Rate”) loans. Reference Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greater of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the SOFR Rate (based upon an interest period of 1 month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR Rate (based upon an interest period of three months). The SOFR Rate is subject to a floor of 1.00%. In addition, the Term Loan borrowings bear additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan was a SOFR Rate loan, with a cash interest rate of 12.12% at June 30, 2023. The Company recorded $2.4 million and $4.7 million of interest related to the Term Loan during the three and six months ended June 30, 2023, respectively.

The Financing Agreement contains financial covenants that require us to maintain (a) certain minimum revenue levels, to be tested on a quarterly basis, and (b) minimum Liquidity (as defined in the Financing Agreement) of (i) $12.5 million at all times through the Second Amendment Effective Date; (ii) $20.0 million at all times thereafter through March 31, 2024; and (iii) $25.0 million at all times thereafter through the maturity of the Term Loan. If there is an event of default, including not being in compliance with either of the financial covenants, the Term Loan will bear interest from the date of such event of default until the event of default is cured or waived in writing by the Lenders at the Post Default Rate, which is the rate of interest in effect pursuant to the Financing Agreement plus 2.00%. In the event of default the Lenders could also require repayment of the outstanding balance of the Term Loan including the prepayment premium of (a) 5.0% if repaid before the 1st anniversary of the Effective Date, (b) 3.0% if repaid before the 2nd anniversary of the Effective Date, (c) 2.0% if repaid before the 3rd anniversary date of the Effective Date, and (d) 0.0% if repaid after the 3rd anniversary date of the Effective Date. The Company was in compliance with these covenants, including amendments to the minimum revenue financial covenant in the Second Amendment as of June 30, 2023. See Note 16, Subsequent Events, for additional information on the Second Amendment, including amendments to the debt covenants.

The Financing Agreement also contains customary representations, warranties, and covenants, which include, but are not limited to, restrictions on indebtedness, liens, restricted payments, asset sales, affiliate transactions, changes in line of business, investments, negative pledges and amendments to organizational documents and material contracts. The Financing Agreement contains customary events of default, which among other things include (subject to certain exceptions and cure periods): (1) failure to pay principal, interest, or any fees or certain other amounts when due; (2) breach of any representation or warranty, covenant, or other agreement in the Financing Agreement and other related loan documents; (3) the occurrence of a bankruptcy or insolvency proceeding with respect to any Loan Party; (4) any failure by a Loan Party to make a payment with respect to indebtedness having an aggregate principal amount in excess of a specified threshold; and (5) certain other customary events of default.

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 4,716,756 shares of the Company’s Class A Common Stock at an exercise price of $1.85 per share (the "Term Loan Warrants"). The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants and Note 16, Subsequent Events, for information on amendments to the Term Loan Warrants. The Term Loan Warrants were recorded in the unaudited condensed consolidated balance sheets as warrant liabilities. The initial fair value of the Term Loan Warrants, of $5.2 million, is being amortized as a debt discount over the term of the Term Loan using the effective-interest method.

The aggregate amounts of payments due for the periods succeeding June 30, 2023 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Six months ending December 31, 2023	$15,625
Year ending December 31, 2024	1,563
Year ending December 31, 2025	2,500
Year ending December 31, 2026	29,062
Total debt	$48,750
Less current portion	(16,250)
Less unamortized debt discount and debt issuance costs	(8,008)
Add capitalized paid-in-kind interest	1,344
Total long-term debt	$25,836

The payments in the six months ending December 31, 2023 include a prepayment of $15.0 million which was paid on July 24, 2023 as part of the Second Amendment, see Note 16, Subsequent Events, for more information on the amendments to the Term Loan.

The Term Loan amortizes at 2.50% per year from the Effective Date to August 8, 2024, payable on a quarterly basis, and thereafter, at 5.00% per year, payable on a quarterly basis, with the remaining principal amount due on the maturity date of the Term Loan.

10. Stockholders’ Equity

As of June 30, 2023, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock and 100,000,000 shares are designated as Preferred Stock.

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

On June 15, 2023, the Company and Carl Daikeler, the Company’s co-founder and chief executive officer (“CEO”) entered into a forfeiture agreement (“the Forfeiture Agreement”), pursuant to which Mr. Daikeler as of June 15, 2023 forfeited 8 million shares of the Company’s common stock that he owned, comprised of 3,199,946 shares of Class A common stock and 4,800,054 shares of Class X Common stock, each with a par value of $0.0001. No consideration was provided to Mr. Daikeler for the forfeiture of these shares. The forfeiture of the shares resulted in the reduction of each of common stock and additional paid in capital by $800 in the June 30, 2023 condensed consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended June 30, 2023 and 2022 (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at March 31, 2022	$(148)	$15	$(133)
Other comprehensive income (loss) before reclassifications	13	(51)	(38)
Amounts reclassified from accumulated other comprehensive income (loss)	74	—	74
Tax effect	22	—	22
Balances at June 30, 2022	$(39)	$(36)	$(75)

Balances at March 31, 2023	$(103)	$(84)	$(187)
Other comprehensive income (loss) before reclassifications	(206)	35	(171)
Amounts reclassified from accumulated other comprehensive income (loss)	61	—	61
Tax effect	(36)	—	(36)
Balances at June 30, 2023	$(284)	$(49)	$(333)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the six months ended June 30, 2023 and 2022 (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at December 31, 2021	$(32)	$11	$(21)
Other comprehensive loss before reclassifications	(149)	(47)	(196)
Amounts reclassified from accumulated other comprehensive income (loss)	143	—	143
Tax effect	(1)	—	(1)
Balances at June 30, 2022	$(39)	$(36)	$(75)

Balances at December 31, 2022	$131	$(94)	$37
Other comprehensive income (loss) before reclassifications	(307)	45	(262)
Amounts reclassified from accumulated other comprehensive income (loss)	(26)	—	(26)
Tax effect	(82)	—	(82)
Balances at June 30, 2023	$(284)	$(49)	$(333)

11. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	48,414,625	$2.65	6.35	$—
Granted	27,346,753	0.46
Forfeited	(5,464,000)	2.85
Expired	(504,898)	2.66
Outstanding at June 30, 2023	69,792,480	$1.78	7.06	$—
Exercisable at June 30, 2023	26,708,560	$2.38	3.25	$—

A summary of restricted stock unit ("RSU") activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2022	3,159,185	$1.45
Granted	23,121,170	0.58
Vested	(11,113,084)	0.68
Forfeited	(974,173)	0.74
Outstanding at June 30, 2023	14,193,098	$0.67

The fair value of RSUs vested during the three and six months ended June 30, 2023 was $1.7 million and $7.6 million, respectively. No RSUs vested during the three and six months ended June 30, 2022.

On January 1, 2023, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 15,608,106 pursuant to the terms of the 2021 Plan. As of June 30, 2023, 13,640,317 shares of Class A Common Stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $2.1 million during the six months ended June 30, 2023, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

On June 14, 2023, the Board of Directors of the Company (“the Board”) adopted the Company’s 2023 Employment Inducement Incentive Award Plan (the “Inducement Plan”) for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSU's, dividend equivalents and other stock or cash-based awards to prospective employees. The Board reserved 23,883,265 shares of the Company’s common stock for issuance pursuant to the awards granted under the Inducement Plan.

Effective as of June 15, 2023, the Company appointed Mark Goldston as Executive Chairman, replacing the service of Mr. Daikeler in his capacity as Chairman of the Board. Mr. Daikeler continues to serve as the Company’s CEO and as a director. In connection with the employment offer letter to Mr. Goldston, he was granted a stock option under the Inducement Plan, covering an aggregate of 23,883,265 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Option”). Of this amount, 7,961,088 shares subject to the Option will vest based on continued service (the “Time-Vesting Options”) and 15,922,177 shares will vest based on the attainment of applicable performance goals and continued service (the “Performance-Vesting Options”). The Time-Vesting Options will vest and become exercisable with respect to 25% of the Time-Vesting Options subject to the Option on each of the first four anniversaries of June 15, 2023. The Performance-Vesting Options will vest and become exercisable based on both (1) the achievement of pre-determined price per share goals and (2) Mr. Goldston’s service through the applicable vesting date. Any earned Performance-Vesting Options will vest and become exercisable as of the later of (1) June 15, 2024, and (2) the date on which the applicable price per share goal is achieved. The weighted average exercise price of the Performance-Vesting Options was $0.44 per option and none of the Performance-Vesting Options were exercisable as of June 30, 2023.

Vesting tranche Number of Performance -Vesting Options Price per share goal

Tranche 1 3,980,544 $1.00

Tranche 2 3,980,544 $1.50

Tranche 3 3,980,544 $2.00

Tranche 4 3,980,545 $2.50

The share price is measured by averaging the fair market value (as defined in the Inducement Plan) per share over any 30 consecutive trading-day period.

Employee Stock Purchase Plan

In May 2022, the Company established an employee stock purchase plan (the “ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or ending of each six-month purchase period.

During the six months ended June 30, 2023, 981,853 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $0.46 per share.

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the six months ended June 30, 2023:

Six months ended June 30,
2023
Risk-free rate	4.6%
Dividend yield rate	—
Volatility	55.3%
Expected term (in years)	0.50
Weighted-average grant date fair value	$0.14

Equity-Based Compensation Expense

The fair value of each award that vests solely based on time as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to determine the fair value of time vested option grants:

	Six months ended June 30,
	2023	2022
Risk-free rate	3.8%	2.8%
Dividend yield rate	—	—
Volatility	54.8%	52.6%
Expected term (in years)	5.92	6.25
Weighted-average grant date fair value	$0.27	$0.64

The fair value of the Performance-Vesting Options as of the date of grant is estimated using a Monte Carlo simulation. The following table summarizes the weighted average assumptions used to determine the fair value of the Performance-Vesting Options:

Six months ended June 30,
2023
Risk-free rate	3.7%
Dividend yield rate	—
Volatility	53.7%
Expected term (in years)	10.00
Weighted-average grant date fair value	$0.26

Equity-based compensation expense for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Cost of revenue	$327	$382	$1,756	$717
Selling and marketing	1,771	1,018	5,157	2,657
Enterprise technology and development	140	(17)	703	910
General and administrative	923	1,618	5,100	3,281
Total equity-based compensation	$3,161	$3,001	$12,716	$7,565

In connection with the restructuring activity that took place during the three and six months ended June 30, 2023, the Company modified certain stock awards of terminated employees (approximately 100 employees). The modifications included accelerating the vesting of any options that would have vested within three months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees’ termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized a $0.4 million and $1.0 million reduction to equity-based compensation expense within general and administrative expense in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively.

As of June 30, 2023, the total unrecognized equity-based compensation expense was $40.7 million, which will be recognized over a weighted-average remaining period of 2.85 years.

12. Derivative Financial Instruments

As of June 30, 2023 and December 31, 2022, the notional amount of the Company’s outstanding foreign exchange options was $15.4 million and $17.6 million, respectively. There were no outstanding forward contracts as of June 30, 2023 and December 31, 2022.

The following table shows the pre-tax effects of the Company’s derivative instruments on its unaudited condensed consolidated statements of operations (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Financial Statement Line Item	2023	2022	2023	2022

Unrealized gains (losses)	Other comprehensive income (loss)	$(206)	$13	$(307)	$(149)

Gains (losses) reclassified from accumulated other	Cost of revenue	$(25)	$(32)	$11	$(62)
comprehensive income (loss) into net loss	General and administrative	(36)	(42)	15	(81)
Total amounts reclassified		$(61)	$(74)	$26	$(143)

Gains (losses) recognized on derivatives not designated as hedging instruments	Cost of revenue	$(54)	$6	$(95)	$(45)

13. Restructuring

In 2023, restructuring charges primarily relate to activities focused on aligning the Company's operations with its key growth priorities. Restructuring charges in 2022 relate to the consolidation of our streaming fitness and nutrition offerings into a single Beachbody platform. The Company recognized restructuring costs of $(0.1) million and $5.3 million during the three and six months ended June 30, 2023, respectively, comprised primarily of termination benefits related to headcount reductions, of which $0.3 million is included in accrued expenses in the unaudited condensed consolidated balance sheets at June 30, 2023. The Company recognized restructuring costs of $1.3 million and $8.6 million during the three and six months ended June 30, 2022, respectively, comprised primarily of termination benefits related to headcount reductions. In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended June 30, 2023 and 2022, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	March 31, 2023	Charges	Utilizations	June 30, 2023
Employee-related costs	$1,389	$(107)	$(1,026)	$256
Total costs	$1,389	$(107)	$(1,026)	$256

	Balance at	Restructuring	Payments /	Liability at
	March 31, 2022	Charges	Utilizations	June 30, 2022
Employee-related costs	$4,618	$1,332	$(4,630)	$1,320
Total costs	$4,618	$1,332	$(4,630)	$1,320

The following table summarizes the activity in the Company’s restructuring related liability during the six months ended June 30, 2023 and 2022, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2022	Charges	Utilizations	June 30, 2023
Employee-related costs	$469	$5,280	$(5,493)	$256
Total costs	$469	$5,280	$(5,493)	$256

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2021	Charges	Utilizations	June 30, 2022
Employee-related costs	$—	$8,555	$(7,235)	$1,320
Total costs	$—	$8,555	$(7,235)	$1,320

During the six months ended June 30, 2022, the Company determined that the useful life of certain computer software and web development assets and content assets would end upon the completion of its platform consolidation. The Company accelerated depreciation of these computer software and web development assets and recorded $1.2 million and $3.4 million of additional depreciation expense as a component of digital cost of revenue and nutrition and other cost of revenue during the three and six months ended June 30, 2022, respectively. The Company also accelerated amortization of these content assets and recorded $1.5 million and $2.6 million of additional amortization as a component of digital cost of revenue during the three and six months ended June 30, 2022, respectively.

14. Income Taxes

The Company recorded a benefit and provision for income taxes of approximately zero for the three and six months ended June 30, 2023, and a benefit for income taxes of $0.3 million and $1.0 million for the three and six months ended June 30, 2022, respectively. The effective tax rate was 0.0% and 0.1% for the three and six months ended June 30, 2023, respectively, and the effective tax rate was 0.7% and 0.8% for the three and six months ended June 30, 2022, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and six months ended June 30, 2023 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and six months ended June 30, 2023.

15. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X Common Stock is as follows (in thousands, except share and per share information):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(25,748)	$(41,867)	$(54,936)	$(115,400)

Denominator:
Weighted-average common shares outstanding, basic and diluted	314,311,797	307,204,999	311,740,463	306,786,192

Net loss per common share, basic and diluted	$(0.08)	$(0.14)	$(0.18)	$(0.38)

Basic net loss per common share is the same as dilutive net loss per common share for each of the three and six months ended June 30, 2023 and 2022 as the inclusion of all potential common shares would have been antidilutive. The weighted average common shares outstanding (basic and diluted) in the above table exclude the 8 million shares that were forfeited by Mr. Daikeler for the period of time after they were forfeited (June 15, 2023).

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	June 30,
	2023	2022

Options	69,792,480	49,299,729
RSUs	14,193,098	2,719,185
Compensation warrants	3,980,656	3,980,656
Public and private placement warrants	15,333,333	15,333,333
Term Loan warrants	4,716,756	—
Earn-out shares	3,750,000	3,750,000
	111,766,323	75,082,903

The options balance as of June 30, 2023 in the table above includes 15.9 million Performance-Vesting Options, which vest based on the attainment of applicable performance goals and continued service. See Note 11, Equity-Based Compensation, for additional information on the Performance-Vesting Options.

16. Subsequent Events

On July 24, 2023 (the "Second Amendment Effective Date"), the Company and Blue Torch entered into the Second Amendment, which amended the Company's existing Financing Agreement. The Second Amendment, among other things, amended certain terms of the Financing Agreement including , but not limited to, (1) amending the minimum revenue financial covenant to test revenue levels for each fiscal quarter on a standalone basis, and to adjust the minimum revenue levels to (a) $100.0 million, commencing with the fiscal quarter ended June 30, 2023, for each fiscal quarter ending on or prior to March 31, 2024 and (b) $120.0 million for each fiscal quarter thereafter and or prior to December 31, 2025; (2) amending the minimum liquidity financial covenant to adjust the minimum liquidity levels to (a) $20.0 million at all times from the Second Amendment Effective Date through March 31, 2024 and (b) $25.0 million at all times thereafter through the maturity of the Term Loan; (3) modifying the maturity date of the Term Loan from August 8, 2026 to February 8, 2026; and (4) amending certain financial definitions, reporting covenants and other covenants thereunder.

In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million (which amount was classified as a current obligation at June 30, 2023) along with the related prepayment premium of 5% ($0.8 million) and accrued interest ($0.1 million). The Company also incurred a 1% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.5 million). The amounts related to the Second Amendment will be recorded in the quarter ending September 30, 2023. After the prepayment and the paid in kind fee on July 24, 2023, the principal amount outstanding on the Term Loan was $35.6 million.

In connection with the Second Amendment, the Company also amended and restated the Term Loan Warrants for the purchase of 4,716,756 shares of the Company’s Class A Common Stock. The amendment of the Term Loan Warrants amends the exercise price from $1.85 per share to $0.41 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Second Amendment Effective Date from $0.8 million to $1.6 million and will be recorded in the quarter ending September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) as well as our financial statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Form 10-K"). Unless otherwise indicated, the terms “BODi,” “we,” “us,” or “our” refer to The Beachbody Company, Inc., a Delaware corporation, together with its consolidated subsidiaries.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of the Company. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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
•
litigation and the ability to adequately protect our intellectual property rights; and
•
other risk and uncertainties under the heading “Risk Factors” set forth in this Report as well as our most recent Form 10-K.

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by management prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

You should not place undue reliance upon our forward-looking statements.

Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Overview

BODi is a leading subscription health and wellness company. We focus primarily on digital content, supplements, connected fitness, and consumer health and wellness. Our goal is to continue to provide holistic health and wellness content and subscription-based solutions. We are the creator of some of the world’s most popular fitness programs, including P90X, Insanity, and 21 Day Fix, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix and 2B Mindset, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our Beachbody On Demand and Beachbody On Demand Interactive streaming services.

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

Our key growth priorities for 2023 include: revamping our Beachbody on Demand (“BODi”) digital platform, growing Shakeology in the Healthy Dessert market, and improving the affordability of our connected fitness bike. In March 2023, we relaunched the BODi digital platform with a new form of fitness programming called BODi Blocks, the addition of positive mindset content, and digital recipes to extend Shakeology into a Healthy Dessert. We also began migrating all BOD-only members to BODi on their renewal dates. During the first quarter of 2023, to align our operations with our key growth priorities, we executed certain restructuring activities, including a reduction in headcount. These actions resulted in aggregate charges of $5.3 million, consisting primarily of termination benefits during the six months ended June 30, 2023.

For the three months ended June 30, 2023, as compared to the three months ended June 30, 2022:

•
Total revenue was $134.9 million, a 25% decrease;
•
Digital revenue was $65.2 million, a 16% decrease;
•
Nutrition and other revenue was $64.6 million, a 29% decrease;
•
Connected fitness revenue was $5.1 million, a 52% decrease;
•
Net loss was $25.7 million, compared to net loss of $41.9 million; and
•
Adjusted EBITDA was ($4.8) million, compared to ($1.5) million.

For the six months ended June 30, 2023, as compared to the six months ended June 30, 2022:

•
Total revenue was $279.8 million, a 26% decrease;
•
Digital revenue was $130.0 million, a 19% decrease;
•
Nutrition and other revenue was $138.7 million, a 26% decrease;
•
Connected fitness revenue was $11.1 million, a 63% decrease;
•
Net loss was $54.9 million, compared to net loss of $115.4 million; and
•
Adjusted EBITDA was $(5.7) million, compared to $(20.6) million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Recent Developments

Effective as of June 15, 2023, the Company appointed Mark Goldston as Executive Chairman, replacing the service of Mr. Daikeler in his capacity as Chairman of the Board. Mr. Daikeler will continue to serve as the Company’s CEO and director. In connection with the employment offer letter to Mr. Goldston, he was granted a stock option under the Company’s 2023 Employment Inducement Incentive Award Plan (the “Inducement Plan”) covering an aggregate of 23,883,265 shares of the Company’s Class A common stock (the “Option”). Of this amount, 7,961,088 shares subject to the Option will vest based on continued service (the “Time-Vesting Options”) and 15,922,177 shares will vest based on the attainment of applicable performance goals and continued service (the “Performance-Vesting Options”). See Note 11, Equity-Based Compensation, for additional information on the Inducement Plan and the Options granted to Mr. Goldston.

On June 15, 2023, the Company and Carl Daikeler the Company’s co-founder and chief executive officer (“CEO”) entered into a forfeiture agreement (“the Forfeiture Agreement”), pursuant to which Mr. Daikeler as of June 15, 2023 forfeited 8 million shares of the Company’s common stock that he owned, comprised of 3,199,946 shares of Class A common stock and 4,800,054 shares of Class X Common stock. No consideration was provided to Mr. Daikeler for the forfeiture of these shares. See Note 10, Stockholders’ Equity, for additional information on the forfeiture of these shares.

On July 24, 2023 (the "Second Amendment Effective Date"), the Company and Blue Torch entered into Amendment No. 2 to the Financing Agreement (the "Second Amendment"), which amended the Company's existing Financing Agreement. The Second Amendment amends, among other things, certain terms of the Financing Agreement including without limitation, to (1) amend the minimum revenue financial covenant, (2) amend the minimum liquidity financial covenant, (3) modify the maturity date of the Term Loan, and (4) amend certain financial definitions, reporting covenants and other covenants thereunder.

In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million (which amount was classified as a current obligation at June 30, 2023) along with the related prepayment premium of 5% ($0.8 million) and accrued interest ($0.1 million). The Company also incurred a 1% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.5 million).

In connection with the Second Amendment, the Company also amended and restated the Term Loan Warrants for the purchase of 4,716,756 shares of the Company’s Class A Common Stock.

See Note 16, Subsequent Events, for additional information on the Second Amendment and amendments to the Term Loan Warrants.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of June 30,
	2023	2022

Digital subscriptions (millions)	1.53	2.28
Nutritional subscriptions (millions)	0.20	0.28

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Average digital retention	95.2%	95.6%	95.5%	95.6%
Total streams (millions)	25.3	31.0	55.0	69.2
DAU/MAU	31.6%	30.0%	32.1%	31.6%

Revenue (millions)	$134.9	$179.1	$279.8	$378.1
Gross profit (millions)	$82.7	$87.3	$174.1	$180.3
Gross margin	61%	49%	62%	48%

Net loss (millions)	$(25.7)	$(41.9)	$(54.9)	$(115.4)
Adjusted EBITDA (millions)	$(4.8)	$(1.5)	$(5.7)	$(20.6)

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

Average Digital Retention

We use month-over-month digital subscription retention, which is defined as the average rate at which the total subscriber file is retained for the next period, to measure customer retention. For instance, a 95% average digital retention rate would correspond with retaining each month an average of 95% of digital subscribers existing at the beginning of that month. A 95% average digital retention rate would translate into a loss at the end of the quarter of approximately 15% of the subscribers existing at the beginning of the quarter. This calculation excludes new customer acquisitions or subscribers added in a specific month, so this calculation can never exceed 100%.

Total Streams

We use total streams to quantify the number of fitness, nutrition and mindset programs viewed, which is an indicator of customer engagement and retention. While the measure of a digital stream may vary across companies, to qualify as a stream on any of our digital platforms, a program must be viewed for a minimum of 25% of the total running time.

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

Non-GAAP Information

We use Adjusted EBITDA, which is a non-GAAP performance measure, to supplement our results presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We believe Adjusted EBITDA is useful in evaluating our operating performance, as it is similar to measures reported by our public competitors and is regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA is not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

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

We include this non-GAAP financial measure because it is used by management to evaluate BODi’s core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-cash (for example, in the case of depreciation and amortization and equity-based compensation) or are not related to our underlying business performance (for example, in the case of interest income and expense).

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

Net loss	$(25,748)	$(41,867)	$(54,936)	$(115,400)
Adjusted for:
Depreciation and amortization	10,919	19,965	21,632	41,552
Amortization of capitalized cloud computing implementation costs	40	168	81	336
Amortization of content assets	5,459	7,016	11,020	13,180
Interest expense	2,368	3	4,699	22
Income tax provision (benefit)	(12)	(281)	36	(987)
Equity-based compensation	3,161	3,001	12,716	7,565
Employee incentives, expected to be settled in equity (1)	—	—	(5,466)	—
Inventory net realizable value adjustment (2)	—	10,502	—	25,436
Restructuring and platform consolidation costs (3)	(107)	2,086	5,952	9,973
Change in fair value of warrant liabilities	(375)	(2,070)	(432)	(2,334)
Non-operating (4)	(479)	5	(963)	78
Adjusted EBITDA	$(4,774)	$(1,472)	$(5,661)	$(20,579)

(1)
The non-cash charge for employee incentives which were expected to be settled in equity was recorded and included in the Adjusted EBITDA calculation during the year ended December 31, 2022. During the three months ended March 31, 2023, we reclassified the non-cash charge from employee incentives expected to be settled in equity to equity-based compensation because we settled certain employee incentives with restricted stock unit ("RSU") awards during the period.
(2)
Represents a non-cash expense to reduce the carrying value of our connected fitness inventory and related future commitments. This adjustment was included during the three and six months ended June 30, 2022 because of its unusual magnitude due to disruptions in the connected fitness market.
(3)
Includes restructuring expense and non-recurring personnel costs associated with executing our key growth priorities during the three and six months ended June 30, 2023 and with the consolidation of our digital platforms during the three and six months ended June 30, 2022.
(4)
Primarily includes interest income.

Results of Operations

The Company has one operating segment. The following discussion of our results and operations is on a consolidated basis.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue:
Digital	$65,214	$78,015	$129,987	$159,760
Nutrition and other	64,628	90,516	138,748	188,180
Connected fitness	5,106	10,605	11,114	30,118
Total revenue	134,948	179,136	279,849	378,058
Cost of revenue:
Digital	16,336	18,406	31,303	34,831
Nutrition and other	27,202	42,002	58,241	86,776
Connected fitness	8,666	31,459	16,221	76,165
Total cost of revenue	52,204	91,867	105,765	197,772
Gross profit	82,744	87,269	174,084	180,286
Operating expenses:
Selling and marketing	76,492	86,624	153,068	193,068
Enterprise technology and development	18,650	24,133	37,746	57,830
General and administrative	11,887	19,584	29,603	39,657
Restructuring	(107)	1,332	5,280	8,555
Total operating expenses	106,922	131,673	225,697	299,110
Operating loss	(24,178)	(44,404)	(51,613)	(118,824)
Other income (expense)
Change in fair value of warrant liabilities	375	2,070	432	2,334
Interest expense	(2,368)	(3)	(4,699)	(22)
Other income, net	411	189	980	125
Loss before income taxes	(25,760)	(42,148)	(54,900)	(116,387)
Income tax (provision) benefit	12	281	(36)	987
Net loss	$(25,748)	$(41,867)	$(54,936)	$(115,400)

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

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$65,214	$78,015	$(12,801)	(16%)
Nutrition and other	64,628	90,516	(25,888)	(29%)
Connected fitness	5,106	10,605	(5,499)	(52%)
Total revenue	$134,948	$179,136	$(44,188)	(25%)

The decrease in digital revenue for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a decrease in revenue from our digital streaming services due to 33% fewer subscriptions due to lower demand and a decrease of $1.3 million in fees from partners due to a 24% decrease in the number of partners, partially offset by an increase in revenue per subscription.

The decrease in nutrition and other revenue for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a $20.7 million decrease in revenue from nutritional products due to 30% fewer nutritional subscriptions due to lower demand, a $2.3 million decrease in revenue generated from our preferred customer fees due to a 30% decrease in preferred customers and a $1.3 million decrease in fitness accessories revenue, partially offset by a $1.6 million increase in ticket sales due primarily to Summit 2023 which occurred in June 2023 (in the prior year the Summit occurred in July).

The decrease in connected fitness revenue for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a 37% decrease in number of bikes delivered and a 19% decrease in the average sales price for a bike.

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$129,987	$159,760	$(29,773)	(19%)
Nutrition and other	138,748	188,180	(49,432)	(26%)
Connected fitness	11,114	30,118	(19,004)	(63%)
Total revenue	$279,849	$378,058	$(98,209)	(26%)

The decrease in digital revenue for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a decrease in revenue from our digital streaming services due to 33% fewer subscriptions due to lower demand and a decrease of $2.9 million in fees from partners due to a 27% decrease in the number of partners, partially offset by an increase in revenue per subscription.

The decrease in nutrition and other revenue for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a $41.1 million decrease in revenue from nutritional products due to 30% fewer nutritional subscriptions due to lower demand and a $4.1 million decrease in revenue generated from our preferred customer fees due to a 28% decrease in preferred customers and a $2.7 million decrease in fitness accessories revenue, partially offset by a $2.5 million increase in ticket sales due primarily to Summit 2023 which occurred in June 2023 (in the prior year the Summit occurred in July).

The decrease in connected fitness revenue for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a 60% decrease in the number of bikes delivered and a 7% decrease in the average sales price for a bike.

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

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$16,336	$18,406	$(2,070)	(11%)
Nutrition and other	27,202	42,002	(14,800)	(35%)
Connected fitness	8,666	31,459	(22,793)	(72%)
Total cost of revenue	$52,204	$91,867	$(39,663)	(43%)

Gross profit
Digital	$48,878	$59,609	$(10,731)	(18%)
Nutrition and other	37,426	48,514	(11,088)	(23%)
Connected fitness	(3,560)	(20,854)	17,294	83%
Total gross profit	$82,744	$87,269	$(4,525)	(5%)

Gross margin
Digital	75%	76%
Nutrition and other	58%	54%
Connected fitness	(70%)	(197%)
Total gross margin	61%	49%

The decrease in digital cost of revenue for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was due to a $1.6 million decrease in the amortization of content assets as a result of lower production spend and a $0.7 million decrease in streaming costs due to lower platform usage. The decrease in digital gross margin for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily as a result of fixed expenses on lower digital revenue.

The decrease in nutrition and other cost of revenue for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a $6.4 million decrease in product costs and a $4.2 million decrease in fulfillment and shipping expense related to the decrease in nutrition and other revenue, a $1.7 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, and a $1.2 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue. Nutrition and other gross margin increased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily as a result of lower shipping and lower depreciation expense.

The decrease in connected fitness cost of revenue for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was driven by lower inventory value adjustments of $12.7 million, a $7.1 million decrease in product costs and a $1.4 million decrease in freight, fulfillment, and shipping expenses as the result of a decrease in the number of bikes sold. The connected fitness negative gross margin improvement for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily as a result of lower inventory value adjustments, partially offset by the impact of fixed warehousing expenses on lower connected fitness revenue.

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$31,303	$34,831	$(3,528)	(10%)
Nutrition and other	58,241	86,776	(28,535)	(33%)
Connected fitness	16,221	76,165	(59,944)	(79%)
Total cost of revenue	$105,765	$197,772	$(92,007)	(47%)

Gross profit
Digital	$98,684	$124,929	$(26,245)	(21%)
Nutrition and other	80,507	101,404	(20,897)	(21%)
Connected fitness	(5,107)	(46,047)	40,940	89%
Total gross profit	$174,084	$180,286	$(6,202)	(3%)

Gross margin
Digital	76%	78%
Nutrition and other	58%	54%
Connected fitness	(46%)	(153%)
Total gross margin	62%	48%

The decrease in digital cost of revenue for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was due to a $3.1 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, a $2.2 million decrease in the amortization of content assets as a result of lower production spend and a $1.1 million decrease in streaming costs due to lower platform usage. The decrease in digital gross margin for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily as a result of fixed expenses on lower digital revenue.

The decrease in nutrition and other cost of revenue for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a $12.8 million decrease in product costs and a $8.0 million decrease in fulfillment and shipping expense related to the decrease in nutrition and other revenue, a $3.5 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, and a $2.8 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue. Nutrition and other gross margin increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily as a result of lower shipping and depreciation expense.

The decrease in connected fitness cost of revenue for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was driven by lower inventory value adjustments of $26.9 million and a $21.5 million decrease in product costs and a $7.8 million decrease in freight, fulfillment, and shipping expenses as the result of a decrease in the number of bikes sold. The connected fitness negative gross margin improvement for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily as a result of lower inventory value adjustments, partially offset by the impact of fixed warehousing expenses on lower connected fitness revenue.

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

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$76,492	$86,624	$(10,132)	(12%)
As a percentage of total revenue	56.7%	48.4%

The decrease in selling and marketing expense for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a $12.3 million decrease in Partner compensation as a result of lower commissionable revenue, a $3.8 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year, and a $2.5 million decrease in the amortization of intangible assets due to the impairment of certain assets in the fourth quarter of 2022 partially offset by a $7.1 million increase in event expenses due primarily to Summit 2023 which occurred in June 2023 (in the prior year this event was held in July) and a $2.0 million increase in online and television media expense.

Selling and marketing expense as a percentage of total revenue increased by 830 basis points ("bps") primarily due to the timing of Summit 2023 and a decrease in revenue.

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$153,068	$193,068	$(40,000)	(21%)
As a percentage of total revenue	54.7%	51.1%

The decrease in selling and marketing expense for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a $26.2 million decrease in Partner compensation as a result of lower commissionable revenue, a $9.9 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year, a $5.0 million decrease in the amortization of intangible assets due to the impairment of certain assets in the fourth quarter of 2022 and a $4.0 million decrease in online and television media expense, partially offset by a $7.8 million increase in event expenses due primarily to Summit 2023 which occurred in June 2023 (in the prior year this event was held in July).

Selling and marketing expense as a percentage of total revenue increased by 360 bps primarily due to the timing of Summit 2023 and a decrease in revenue.

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

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$18,650	$24,133	$(5,483)	(23%)
As a percentage of total revenue	13.8%	13.5%

The decrease in enterprise technology and development expense for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a $3.1 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets and a $2.4 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year.

Enterprise technology and development expense as a percentage of total revenue increased by 30 bps due to the decrease in revenue.

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$37,746	$57,830	$(20,084)	(35%)
As a percentage of total revenue	13.5%	15.3%

The decrease in enterprise technology and development expense for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a $14.1 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year and a $6.1 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets.

Enterprise technology and development expense as a percentage of total revenue decreased by 180 bps due to lower fixed expenses.

General and Administrative

General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

General and administrative	$11,887	$19,584	$(7,697)	(39%)
As a percentage of total revenue	8.8%	10.9%

The decrease in general and administrative expense for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a $5.0 million decrease in personnel-related expenses as a result of lower headcount, primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year, and a $1.2 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period.

General and administrative expense as a percentage of total revenue decreased by 210 bps due to lower fixed expenses.

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

General and administrative	$29,603	$39,657	$(10,054)	(25%)
As a percentage of total revenue	10.6%	10.5%

The decrease in general and administrative expense for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a $7.2 million decrease in personnel-related expenses as a result of lower headcount primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year, and a $1.7 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period.

General and administrative expense as a percentage of total revenue was relatively flat with the prior period.

Restructuring

In 2023, restructuring charges primarily relate to activities focused on aligning our operations with our key growth priorities, including a reduction in headcount. Restructuring charges in 2022 relate to the consolidation of our streaming fitness and nutrition offerings into a single Beachbody platform. The charges incurred primarily consist of employee termination costs.

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Restructuring	$(107)	$1,332	$(1,439)	NM

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Restructuring	$5,280	$8,555	$(3,275)	(38%)

Other Income (Expense)

The change in fair value of warrant liabilities consists of the fair value changes of the public, private placement, and Term Loan warrants. Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt discount and issuance costs for our Term Loan (defined below) in 2022 and Credit Facility in 2021. Other income, net, consists of interest income earned on investments and gains (losses) on foreign currency.

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$375	$2,070	$(1,695)	(82%)
Interest expense	(2,368)	(3)	(2,365)	NM
Other income (expense), net	411	189	222	NM

The decrease in change in fair value of warrant liabilities during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily resulted from a relatively lower decline in our stock price during the current quarter. The increase in interest expense was due to borrowings under the Term Loan during the three months ended June 30, 2023 compared to no borrowings outstanding during the three months ended June 30, 2022. The increase in other income was primarily due to higher interest income as a result of higher interest rates on our cash balances.

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$432	$2,334	$(1,902)	(81%)
Interest expense	(4,699)	(22)	(4,677)	NM
Other income, net	980	125	855	NM

The decrease in change in fair value of warrant liabilities during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily resulted from a relatively lower decline in our stock price during the current period. The increase in interest expense was due to borrowings under the Term Loan during the six months ended June 30, 2023 compared to no borrowings outstanding during the six months ended June 30, 2022. The increase in other income was primarily due to higher interest income as a result of higher interest rates on our cash balances.

Income Tax (Provision) Benefit

Income tax (provision) benefit consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Income tax benefit	$12	$281	$(269)	(96%)

The income tax benefit decrease for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily driven by changes in our projected net deferred taxes after valuation allowance and a decrease in the net expense from discrete events.

	Six months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Income tax (provision) benefit	$(36)	$987	$(1,023)	NM

The income tax provision increase for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily driven by changes in our projected net deferred taxes after valuation allowance and a decrease in the net expense from discrete events.

Liquidity and Capital Resources

	Six months ended June 30,
	2023	2022
	(in thousands)

Net cash used in operating activities	$(14,367)	$(33,256)
Net cash used in investing activities	(5,030)	(19,222)
Net cash (used in) provided by financing activities	(2,400)	2,660

As of June 30, 2023, we had cash and cash equivalents totaling $58.7 million.

Net cash used in operating activities was $14.4 million and $33.3 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in cash used in operating activities during the six months ended June 30, 2023, compared to the prior year period, was primarily due to a decrease in net loss of $60.5 million and an increase in cash received attributable to deferred revenue of $11.2 million partially offset by a decrease in provision for inventory and inventory purchase commitments of $26.9 million and a decrease in depreciation and amortization expense of $22.1 million.

Net cash used in investing activities was $5.0 million and $19.2 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in net cash used in investing activities was due to a decrease in capital expenditures due to increased focus by management on capital expenditures, in particular related to technology. The current decrease of capital expenditures as compared to the prior period is expected to continue in future periods.

Net cash used in financing activities was $2.4 million for the six months ended June 30, 2023 compared to net cash provided by financing activities of $2.7 million for the six months ended June 30, 2022. The change in net cash from financing activities was primarily due to taxes associated with the vesting of restricted stock during the six months ended June 30, 2023 and debt repayments on our Term Loan compared to proceeds from stock option exercises during the six months ended June 30, 2022.

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement are guaranteed by the Guarantors, and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors (together with the Borrower, the “Loan Parties”), subject to customary exceptions. As of June 30, 2023, the principal balance outstanding under the Term Loan was $50.1 million. On July 24, 2023 the Company and Blue Torch entered into the Second Amendment. In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million (which was classified as a current obligation at June 30, 2023). During the three and six months ended June 30, 2023, the Term Loan was a secured overnight financing rate ("SOFR") loan, with an effective interest rate of 18.69% and a cash interest rate of 12.12%.

The Financing Agreement contains financial covenants, customary representations, warranties, covenants and customary events of default. We were in compliance with the financial covenants, including amendments to the minimum revenue financial covenant in the Second Amendment, as of June 30, 2023. See Note 9, Debt, for additional information on the Term Loan. See Note 16, Subsequent Events, for additional information on the amendments to the Term Loan including amendments to the financial covenants and the maturity date of the Term Loan.

As of June 30, 2023, we have $30.9 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth and overall economic conditions. We continue to assess and efficiently manage our working capital, and expect to generate additional liquidity through continued cost control initiatives. We believe that existing cash and cash equivalents and cost control initiatives will provide the Company with sufficient liquidity to meet our anticipated cash needs, including debt service requirements, for the next twelve months as well as for the longer-term (i.e., beyond the next twelve months).

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

Critical Accounting Policies and Estimates

There have been no material changes to the Company's critical accounting policies and estimates discussed in the 2022 Annual Report on Form 10-K in Item 7 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates other than noted below.

Goodwill and Long-Lived Assets Impairment

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually at October 1 and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. We carry our definite-lived intangible assets at cost less accumulated amortization. If an event or change in circumstances occurs that indicates the carrying value may not be recoverable, we would evaluate our definite-lived intangible assets for impairment at that time.

We test goodwill for impairment at a level within the Company referred to as the RU. Due to the continued sustained decline in our market capitalization and macroeconomic factors observed during the three months ended June 30, 2023, we performed an interim test for impairment of our goodwill.

In performing the interim impairment test for goodwill, we elected to bypass the qualitative assessment and proceeded to performing the quantitative test. We compared the carrying value of the RU to its estimated fair value. Fair value is estimated using a combination of a market approach and an income approach, with significant assumptions related to guideline company financial multiples used in the market approach and significant assumptions about revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach. As of June 30, 2023, the RUs fair value exceeded the carrying value by approximately 11%.

Due to reduced revenue and margin forecasts we tested the related asset group for recoverability as of June 30, 2023. In testing for recoverability, we compared the carrying value of the asset group to its forecasted undiscounted cash flows to determine whether it was recoverable. Because the carrying value of the asset group did not exceed its future undiscounted cash flows, we then calculated the fair value of the assets within the asset group. The fair value of the formulae intangible assets, which is the long-lived asset within the asset group, was calculated to be greater than its carrying value. As a result, no impairment was recognized.

Management will continue to monitor its RU for changes in the business environment that could impact its fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our RU may include supply chain disruptions and demand for at-home fitness solutions; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital and our subscriber growth rates. Changes in any of the assumptions used in the valuation of the RU, or changes in the business environment could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

Recent Accounting Pronouncements

See Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the six months ended June 30, 2023 and 2022, approximately 10% of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

The aggregate notional amount of foreign exchange derivative instruments at June 30, 2023 and year ended December 31, 2022 was $15.4 million and $17.6 million, respectively.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based upon that evaluation, as a result of the material weaknesses identified in our 2022 Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Item 1A. Risk Factors.

There have been no material developments with respect to the information previously reported under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Repurchase of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

3.1	Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	7/1/2021	001-39735
3.2	Amended and Restated Bylaws of The Beachbody Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 1, 2021).	8-K	3.2	7/1/2021	001-39735
4.1	Amended and Restated Form of Warrant.					*
10.1	Financing Agreement, dated August 8, 2022, by and among Beachbody, LLC, a Delaware limited liability company, The Beachbody Company, Inc., a Delaware corporation (the “Parent”), each subsidiary of the Parent from time to time party thereto, the lenders from time to time party hereto (each a “Lender” and collectively, the “Lenders”), and Blue Torch Finance, LLC, as collateral agent and as administrative agent for the Lenders.	10-Q	10.2	8/8/2022	001-39735
10.2+

Amendment No. 1 to Financing Agreement, dated as of July 24, 2023 by and among the Company, the Borrower, each subsidiary of the Company party thereto, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.

						*
10.3+	Amendment No. 2 to Financing Agreement, dated as of July 24, 2023 by and among the Company, the Borrower, each subsidiary of the Company party thereto, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.	8-K	10.1	7/26/2023	001-39735
10.4^	The Beachbody Company, Inc. Deferred Compensation Plan for Directors	10-K	10.10	3/16/2023	001-39735
10.5^	Offer Letter, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Mark Goldston	8-K	10.1	6/15/2023	001-39735
10.6^	The Beachbody Company, Inc. 2023 Employment Inducement Incentive Award Plan.	8-K	10.2	6/15/2023	001-39735
10.7^	Option Agreement under 2023 Employee Inducement Incentive Award Plan, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Mark Goldston	8-K	10.3	6/15/2023	001-39735
10.8^	Forfeiture Agreement, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Carl Daikeler	8-K	10.4	6/15/2023	001-39735
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith.

+ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the SEC upon request.

^ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Beachbody Company, Inc.

Date: August 8, 2023	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial Officer)