Form 10-Q
period 2023-09-30
Beachbody Company, Inc.
filed 2023-11-07
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

There were 176,279,868 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 136,450,256 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of November 1, 2023.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,191	$80,091
Restricted short-term investments	4,250	—
Inventory, net	31,747	54,060
Prepaid expenses	8,753	13,055
Other current assets	47,733	39,248
Total current assets	130,674	186,454
Property and equipment, net	50,328	74,147
Content assets, net	26,605	34,888
Goodwill	125,166	125,166
Intangible assets, net	4,370	8,204
Right-of-use assets, net	3,541	5,030
Other assets	6,640	9,506
Total assets	$347,324	$443,395
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,116	$17,940
Accrued expenses	46,190	64,430
Deferred revenue	101,812	95,587
Current portion of lease liabilities	2,089	2,150
Current portion of Term Loan	1,250	1,250
Other current liabilities	5,307	3,283
Total current liabilities	172,764	184,640
Term Loan	27,742	39,735
Long-term lease liabilities, net	1,698	3,318
Deferred tax liabilities	60	181
Other liabilities	3,989	3,979
Total liabilities	206,253	231,853
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 176,264,868 and 170,911,819 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively;	18	17
Class X: 136,450,256 and 141,250,310 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively;	14	14
Class C: no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	648,071	630,709
Accumulated deficit	(506,837)	(419,235)
Accumulated other comprehensive income (loss)	(195)	37
Total stockholders’ equity	141,071	211,542
Total liabilities and stockholders’ equity	$347,324	$443,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue:
Digital	$64,339	$72,228	$194,326	$231,988
Nutrition and other	58,981	90,416	197,729	278,596
Connected fitness	4,930	3,331	16,044	33,449
Total revenue	128,250	165,975	408,099	544,033
Cost of revenue:
Digital	16,429	16,078	47,732	50,909
Nutrition and other	26,699	40,486	84,940	127,262
Connected fitness	10,091	4,745	26,312	80,910
Total cost of revenue	53,219	61,309	158,984	259,081
Gross profit	75,031	104,666	249,115	284,952
Operating expenses:
Selling and marketing	69,127	93,145	222,195	286,213
Enterprise technology and development	18,879	25,686	56,625	83,516
General and administrative	14,759	19,532	44,362	59,189
Restructuring	1,270	1,492	6,550	10,047
Impairment of intangible assets	—	1,000	—	1,000
Total operating expenses	104,035	140,855	329,732	439,965
Operating loss	(29,004)	(36,189)	(80,617)	(155,013)
Other income (expense):
Loss on partial debt extinguishment	(3,168)	—	(3,168)	—
Change in fair value of warrant liabilities	1,072	2,362	1,504	4,696
Interest expense	(2,074)	(1,152)	(6,773)	(1,174)
Other income, net	571	571	1,551	696
Loss before income taxes	(32,603)	(34,408)	(87,503)	(150,795)
Income tax (provision) benefit	(63)	549	(99)	1,536
Net loss	$(32,666)	$(33,859)	$(87,602)	$(149,259)

Net loss per common share, basic and diluted	$(0.11)	$(0.11)	$(0.28)	$(0.49)
Weighted-average common shares outstanding, basic and diluted	308,931	307,949	310,794	307,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net loss	$(32,666)	$(33,859)	$(87,602)	$(149,259)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	31	555	(358)	405
Reclassification of (losses) gains on derivative financial instruments included in net loss	157	(2)	131	141
Foreign currency translation adjustment	(50)	(129)	(5)	(176)
Total other comprehensive income (loss)	138	424	(232)	370
Total comprehensive loss	$(32,528)	$(33,435)	$(87,834)	$(148,889)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2021	309,584	$31	$610,418	$(225,043)	$(21)	$385,385
Net loss	—	—	—	(73,533)	—	(73,533)
Other comprehensive loss	—	—	—	—	(112)	(112)
Equity-based compensation	—	—	4,564	—	—	4,564
Options exercised, net of tax withholdings	1,132	—	1,923	—	—	1,923
Balances at March 31, 2022	310,716	$31	$616,905	$(298,576)	$(133)	$318,227
Net loss	—	—	—	(41,867)	—	(41,867)
Other comprehensive income	—	—	—	—	58	58
Equity-based compensation	210	—	3,001	—	—	3,001
Options exercised, net of tax withholdings	588	—	737	—	—	737
Balances at June 30, 2022	311,514	$31	$620,643	$(340,443)	$(75)	$280,156
Net loss	—	—	—	(33,859)	—	(33,859)
Other comprehensive income	—	—	—	—	424	424
Equity-based compensation	647	—	5,601	—	—	5,601
Options exercised, net of tax withholdings	159	—	194	—	—	194
Tax withholdings on vesting of restricted stock	(158)	—	(183)	—	—	(183)
Balances at September 30, 2022	312,162	$31	$626,255	$(374,302)	$349	$252,333

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2022	312,162	$31	$630,709	$(419,235)	$37	$211,542
Net loss	—	—	—	(29,188)	—	(29,188)
Other comprehensive loss	—	—	—	—	(224)	(224)
Equity-based compensation	9,736	1	9,554	—	—	9,555
Tax withholdings on vesting of restricted stock	(3,644)	—	(2,128)	—	—	(2,128)
Balances at March 31, 2023	318,254	$32	$638,135	$(448,423)	$(187)	$189,557
Net loss	—	—	—	(25,748)	—	(25,748)
Other comprehensive loss	—	—	—	—	(146)	(146)
Equity-based compensation	1,377	1	3,160	—	—	3,161
Forfeiture of shares per the Forfeiture Agreement	(8,000)	(1)	1	—	—	—
Issuance of shares due to Employee Stock Purchase Plan	982	—	384	—	—	384
Tax withholdings on vesting of restricted stock	(5)	—	(31)	—	—	(31)
Balances at June 30, 2023	312,608	$32	$641,649	$(474,171)	$(333)	$167,177
Net loss	—	—	—	(32,666)	—	(32,666)
Other comprehensive income	—	—	—	—	138	138
Equity-based compensation	140	—	6,436	—	—	6,436
Tax withholdings on vesting of restricted stock	(33)	—	(14)	—	—	(14)
Balances at September 30, 2023	312,715	$32	$648,071	$(506,837)	$(195)	$141,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(87,602)	$(149,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	—	1,000
Depreciation and amortization expense	31,395	58,858
Amortization of content assets	16,487	18,673
Provision for inventory and inventory purchase commitments	9,370	35,195
Realized (gains) losses on hedging derivative financial instruments	131	141
Change in fair value of warrant liabilities	(1,504)	(4,696)
Equity-based compensation	19,152	13,166
Deferred income taxes	(166)	(1,754)
Amortization of debt issuance costs	1,288	262
Paid-in-kind interest expense	1,042	221
Non-cash component of loss on partial debt extinguishment	2,418	—
Other non-cash items	—	311
Changes in operating assets and liabilities:
Inventory	11,884	31,676
Content assets	(8,201)	(16,111)
Prepaid expenses	4,302	8,681
Other assets	(4,531)	4,496
Accounts payable	(1,471)	(30,379)
Accrued expenses	(15,809)	(209)
Deferred revenue	6,995	(3,690)
Other liabilities	237	(3,525)
Net cash used in operating activities	(14,583)	(36,943)
Cash flows from investing activities:
Purchase of property and equipment	(5,499)	(23,236)
Investment in restricted short-term investments	(4,250)	—
Net cash used in investing activities	(9,749)	(23,236)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	3,162
Remittance of taxes withheld from employee stock awards	—	(308)
Debt borrowings	—	50,000
Debt repayments	(15,938)	(313)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	384	—
Tax withholding payments for vesting of restricted stock	(2,173)	(183)
Payment of debt issuance costs	—	(4,075)
Net cash (used in) provided by financing activities	(17,727)	48,283
Effect of exchange rates on cash and cash equivalents	159	(1,095)
Net decrease in cash and cash equivalents	(41,900)	(12,991)
Cash, cash equivalents and restricted cash, beginning of period	80,091	107,054
Cash and cash equivalents, end of period	$38,191	$94,063
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,177	$738
Cash (received) paid during the period for income taxes, net	(10)	365
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$267	$789
Supplemental disclosure of noncash financing activities:
Warrants issued in relation to Term Loan	$—	$5,236
Change in fair value of Term Loan warrants due to amended exercise price	802	—
Debt issuance costs, accrued but not paid	—	136
Paid-in-kind fee recorded as incremental debt issuance cost	488	—

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

Summary of Changes in Significant Accounting Estimates

Goodwill and Long-Lived Assets, Net

Interim Impairment Test

Goodwill represents the excess of the fair value of the consideration transferred in a business combination over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually as of October 1 and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or indicate that it is more likely than not that the indefinite-lived asset is impaired. As of September 30, 2023 the Company has no indefinite-lived intangible assets.

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

Indefinite-lived Intangible Assets

During the three months ended March 31, 2022, the Company determined that one of its acquired trade names no longer has an indefinite life. The Company tested the trade name for impairment before changing the useful life and determined there was no impairment based on its assessment of fair value. The Company is prospectively amortizing the trade name over its remaining estimated useful life of two years beginning January 1, 2022. The Company recorded $0.1 million and $0.2 million of amortization expense for this trade name as a component of selling and marketing expenses during the three and nine months ended September 30, 2023, respectively. The Company recorded $1.8 million and $5.6 million of amortization expense for this trade name as a component of selling and marketing expenses during the three and nine months ended September 30, 2022, respectively.

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

2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended September 30,
	2023	2022

Geographic region:
United States	$114,735	$149,132
Rest of world[1]	13,514	16,843
Total revenue	$128,250	$165,975

	Nine months ended September 30,
	2023	2022

Geographic region:
United States	$366,680	$487,760
Rest of world[1]	41,419	56,273
Total revenue	$408,099	$544,033

(1) Consists of Canada, United Kingdom, and France. Other than the United States, no single country accounted for more than 10% of total revenue during the three and nine months ended September 30, 2023 and 2022.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. During the three and nine months ended September 30, 2023, the Company recognized $13.0 million and $90.9 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2022. During the three and nine months ended September 30, 2022, the Company recognized $14.1 million and $102.2 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2021.

3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$39	$—
Restricted short-term investments	—	4,250	—
Total assets	$—	$4,289	$—

Liabilities
Public warrants	$190	$—	$—
Private placement warrants	—	—	6
Term Loan warrants	—	—	849
Total liabilities	$190	$—	$855

	December 31, 2022
	Level 1	Level 2	Level 3

Assets
Derivative assets	$—	$462	$—
Total assets	$—	$462	$—

Liabilities
Public Warrants	$415	$—	$—
Private Placement Warrants	—	—	107
Term Loan Warrants	—	—	1,226
Total liabilities	$415	$—	$1,333

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. Restricted short-term investments of $4.3 million at September 30, 2023 consist of a one-year certificate of deposit (“CD”) that matures on July 26, 2024 with an interest rate of 4.8%. The fair value of the public warrants, which trade in active markets, is based on quoted market prices. The fair value of derivative instruments is based on Level 2 inputs such as observable forward rates, spot rates, and foreign currency exchange rates. The Company’s private placement and Term Loan Warrants (defined later) are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

The following table presents significant assumptions utilized in the valuation of the private placement warrants on September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Risk-free rate	4.9%	4.2%
Dividend yield rate	—	—
Volatility	75.0%	75.0%
Contractual term (in years)	2.74	3.49
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the private placement warrants for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$53	$800	$107	$2,133
Change in fair value	(47)	(160)	(101)	(1,493)
Balance, end of period	$6	$640	$6	$640

For the three and nine months ended September 30, 2023 and 2022, the change in the fair value of private placement warrants resulted from the change in price of the Company’s Class A Common Stock, remaining contractual term and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Risk-free rate	4.6%	4.0%
Dividend yield rate	—	—
Volatility	75.0%	75.0%
Contractual term (in years)	5.86	6.61
Exercise price	$0.41	$1.85

The following table presents changes in the fair value of the Term Loan Warrants for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$802	$—	$1,226	$—
Issued in connection with Term Loan	—	5,236	—	5,236
Amended in connection with Second Amendment	802	—	802	—
Change in fair value	(755)	(2,123)	(1,179)	(2,123)
Balance, end of period	$849	$3,113	$849	$3,113

For the three and nine months ended September 30, 2023, the change in the balance of the Term Loan Warrants was due to the amendment of the Term Loan Warrants, which reduced the exercise price from $1.85 per share to $0.41 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.8 million as of the Second Amendment Effective Date (defined later) and the change in the fair value of the Term Loan Warrants resulting from the change in price of the Company’s Class A Common Stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.
4. Inventory, Net

Inventory, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022

Raw materials and work in process	$13,529	$13,380
Finished goods	18,218	40,680
Total inventory, net	$31,747	$54,060

Adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $4.3 million and $9.4 million during the three and nine months ended September 30, 2023, respectively, and $0.3 million and $32.3 million during the three and nine months ended September 30, 2022, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue. The Company recorded $0.9 million and $2.3 million of these adjustments in nutrition and other cost of revenue for the three and nine months ended September 30, 2023, respectively, and $2.6 million and $7.0 million during the three and nine months ended September 30, 2022, respectively. The Company also recorded $3.4 million and $7.1 million of these adjustments in connected fitness cost of revenue for the three and nine months ended September 30, 2023 respectively, and $(2.3) million and $25.3 million during the three and nine months ended September 30, 2022, respectively.

5. Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Deferred partner costs	$37,073	$31,270
Deposits	7,381	4,527
Accounts receivable, net	1,484	866
Other	1,795	2,585
Total other current assets	$47,733	$39,248

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022

Computer software and web development	$230,758	$236,533
Computer equipment	23,539	24,240
Buildings	5,158	5,158
Leasehold improvements	4,600	4,600
Furniture, fixtures and equipment	1,207	1,222
Computer software and web development projects in-process	1,045	5,147
Property and equipment, gross	266,307	276,900
Less: Accumulated depreciation	(215,979)	(202,753)
Total property and equipment, net	$50,328	$74,147

During the three and nine months ended September 30, 2022, primarily due to the consolidation of the Company's digital platforms and office lease assignment, the Company disposed of certain property and equipment no longer in use. The Company recognized a net loss of $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively. There were no similar dispositions in the three and nine months ended September 30, 2023.

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Cost of revenue	$4,582	$5,068	$14,791	$21,892
Selling and marketing	—	—	—	381
Enterprise technology and development	3,902	7,676	12,768	22,611
General and administrative	1	1	2	242
Total depreciation	$8,485	$12,745	$27,561	$45,126

7. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	September 30, 2023	December 31, 2022
Partner costs	$14,086	$14,535
Inventory, shipping and fulfillment	7,258	11,687
Employee compensation and benefits	8,561	20,584
Sales and other taxes	3,992	4,818
Information technology	2,025	2,207
Advertising	1,715	1,176
Customer service expenses	658	956
Other accrued expenses	7,895	8,467
Total accrued expenses	$46,190	$64,430

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $8.9 million and $26.0 million for the three and nine months ended September 30, 2023, respectively, and $7.2 million and $29.8 million for the three and nine months ended September 30, 2022, respectively.

On September 29, 2023, the Company entered into a financing agreement with IPFS Corporation of California ("IPFS") to finance certain of its annual insurance premiums. The Company financed $2.6 million, which will be paid over a ten month period with the first payment due on November 1, 2023. The financing has an interest rate of 8.83% and IPFS has a security interest in the underlying policies that have been financed. The $2.6 million outstanding as of September 30, 2023 is recorded in other current liabilities and prepaid expenses in the condensed consolidated balance sheet.

8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. During the three and nine months ended September 30, 2023 there were no losses on inventory purchase commitments. During the three and nine months ended September 30, 2022, the Company recorded losses on inventory purchase commitments related to connected fitness hardware of approximately zero and $2.3 million, respectively. These losses are included in connected fitness cost of revenue in the unaudited condensed consolidated statements of operations. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding September 30, 2023 are as follows (in thousands):

Three months ending December 31, 2023	$12,216
Year ending December 31, 2024	3,567
Year ending December 31, 2025	1,475
Year ending December 31, 2026	100
Year ending December 31, 2027	75
Thereafter	75
$17,508

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the nine months ended September 30, 2023 the Company paid $3.5 million of royalty payments exclusive of guaranteed payments.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2027 and certain equipment under a finance lease expiring in 2024. These lease obligations will require payments of approximately $0.6 million during the three months ending December 31, 2023, $2.1 million for the year ending December 31, 2024 and $1.5 million in total thereafter through 2027.

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

9. Debt

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement which was subsequently amended (collectively with any amendments thereto, the “Financing Agreement”). The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. In addition, the Financing Agreement permits the Company to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. Borrowings under the Term Loan are unconditionally guaranteed by the Guarantors, and all present and future material U.S. and Canadian subsidiaries of the Company. Such security interest consists of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.2 million of third-party debt issuance costs which are recorded in the unaudited condensed consolidated balance sheets as a reduction of long-term debt as of September 30, 2023 and December 31, 2022 and are being amortized over the term of the Term Loan using the effective-interest method.

The Term Loan borrowings may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR Rate”) loans. Reference Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greater of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the SOFR Rate (based upon an interest period of 1 month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR Rate (based upon an interest period of three months). The SOFR Rate is subject to a floor of 1.00%. In addition, the Term Loan borrowings bear additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan was a SOFR Rate loan, with a cash interest rate of 12.21% for the nine months ended September 30, 2023. The Company recorded $2.1 million and $6.8 million of interest related to the Term Loan during the three and nine months ended September 30, 2023, respectively.

On July 24, 2023 (the "Second Amendment Effective Date"), the Company and Blue Torch entered into Amendment No. 2 to the Financing Agreement (the "Second Amendment"), which amended the Company's existing Financing Agreement. The Second Amendment, among other things, amended certain terms of the Financing Agreement including, but not limited to, (1) amended the minimum revenue financial covenant to test revenue levels for each fiscal quarter on a standalone basis, and to adjust the minimum revenue levels to (a) $100.0 million, commencing with the fiscal quarter ended June 30, 2023, for each fiscal quarter ending on or prior to March 31, 2024 and (b) $120.0 million for each fiscal quarter thereafter and or prior to December 31, 2025; (2) amended the minimum liquidity financial covenant to adjust the minimum liquidity levels to (a) $20.0 million at all times from the Second Amendment Effective Date through March 31, 2024 and (b) $25.0 million at all times thereafter through the maturity of the Term Loan; (3) modified the maturity date of the Term Loan from August 8, 2026 to February 8, 2026; and (4) amended certain financial definitions, reporting covenants and other covenants thereunder. The Company was in compliance with these covenants as of September 30, 2023.

In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million along with the related prepayment premium of 5% ($0.8 million) and accrued interest ($0.1 million). The Company also incurred a 1% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.5 million) which is recorded as incremental third party debt issuance costs and is being amortized over the amended term of the Term Loan using the effective-interest method. The partial prepayment of $15.0 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Second Amendment Effective Date ($2.4 million) which in addition to the prepayment premium ($0.8 million) was recorded as a loss on partial debt extinguishment of $3.2 million in the three and nine months ended September 30, 2023. As of September 30, 2023, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $35.6 million.

If there is an event of default, including not being in compliance with either of the financial covenants, the Term Loan will bear interest from the date of such event of default until the event of default is cured or waived in writing by the Lenders at the Post Default Rate, which is the rate of interest in effect pursuant to the Financing Agreement plus 2.00%. In the event of default, or voluntary prepayment of a portion of the Term Loan by the Company, the Lenders could also require repayment of the outstanding balance of the Term Loan including the prepayment premium of (a) 5.0% if repaid before the 1st anniversary of the Effective Date, (b) 3.0% if repaid before the 2nd anniversary of the Effective Date, (c) 2.0% if repaid before the 3rd anniversary date of the Effective Date, and (d) 0.0% if repaid after the 3rd anniversary date of the Effective Date.

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

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 4,716,756 shares of the Company’s Class A Common Stock at an exercise price of $1.85 per share (the "Term Loan Warrants"). The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants. The Term Loan Warrants were recorded in the unaudited condensed consolidated balance sheets as warrant liabilities. The initial fair value of the Term Loan Warrants, of $5.2 million, is being amortized as a debt discount over the term of the Term Loan using the effective-interest method. In connection with the Second Amendment, the Company also amended and restated the Term Loan Warrants. The amendment of the Term Loan Warrants amended the exercise price from $1.85 per share to $0.41 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Second Amendment Effective Date by $0.8 million and was recorded as of the Second Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount is being amortized over the amended term of the Term Loan using the effective-interest method.

The aggregate amounts of payments due for the periods succeeding September 30, 2023 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Three months ending December 31, 2023	$313
Year ending December 31, 2024	1,563
Year ending December 31, 2025	2,500
Year ending December 31, 2026	31,033
Total debt	$35,409
Less current portion	(1,250)
Less unamortized debt discount and debt issuance costs	(6,572)
Add capitalized paid-in-kind interest	155
Total long-term debt	$27,742

Principal payments on the Term Loan are $1.3 million per year from the Effective Date to September 30, 2024, payable on a quarterly basis, and thereafter, are $2.5 million per year, payable on a quarterly basis, with the remaining principal amount due on the maturity date of the Term Loan.

10. Stockholders’ Equity

As of September 30, 2023, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A Common Stock, 200,000,000 shares are designated as Class X Common Stock, 100,000,000 shares are designated as Class C Common Stock and 100,000,000 shares are designated as Preferred Stock.

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

On June 15, 2023, the Company and Carl Daikeler, the Company’s co-founder and chief executive officer (“CEO”) entered into a forfeiture agreement (“the Forfeiture Agreement”), pursuant to which Mr. Daikeler as of June 15, 2023 forfeited 8 million shares of the Company’s common stock that he owned, comprised of 3,199,946 shares of Class A common stock and 4,800,054 shares of Class X Common stock, each with a par value of $0.0001. No consideration was provided to Mr. Daikeler for the forfeiture of these shares. The forfeiture of the shares resulted in the reduction of each of common stock and additional paid in capital by $800 in the September 30, 2023 condensed consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended September 30, 2023 and 2022 (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at June 30, 2022	$(39)	$(36)	$(75)
Other comprehensive income (loss) before reclassifications	444	(129)	315
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	(2)
Tax effect	111	—	111
Balances at September 30, 2022	$514	$(165)	$349

Balances at June 30, 2023	$(284)	$(49)	$(333)
Other comprehensive income (loss) before reclassifications	(7)	(50)	(57)
Amounts reclassified from accumulated other comprehensive income (loss)	157	—	157
Tax effect	38	—	38
Balances at September 30, 2023	$(96)	$(99)	$(195)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the nine months ended September 30, 2023 and 2022 (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at December 31, 2021	$(32)	$11	$(21)
Other comprehensive loss before reclassifications	295	(176)	119
Amounts reclassified from accumulated other comprehensive income (loss)	141	—	141
Tax effect	110	—	110
Balances at September 30, 2022	$514	$(165)	$349

Balances at December 31, 2022	$131	$(94)	$37
Other comprehensive income (loss) before reclassifications	(314)	(5)	(319)
Amounts reclassified from accumulated other comprehensive income (loss)	131	—	131
Tax effect	(44)	—	(44)
Balances at September 30, 2023	$(96)	$(99)	$(195)

11. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	48,414,625	$2.65	6.35	$—
Granted	27,346,753	0.46
Forfeited	(9,199,664)	2.53
Expired	(4,179,401)	2.60
Outstanding at September 30, 2023	62,382,313	$0.71	7.45	$—
Exercisable at September 30, 2023	21,225,179	$1.04	4.01	$—

A summary of restricted stock unit ("RSU") activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2022	3,159,185	$1.45
Granted	23,121,170	0.58
Vested	(11,253,084)	0.68
Forfeited	(974,173)	0.74
Outstanding at September 30, 2023	14,053,098	$0.66

The fair value of RSUs vested during the three and nine months ended September 30, 2023 was $0.1 million and $7.7 million, respectively. $0.7 million and $2.2 million was the fair value of RSUs vested during the three and nine months ended September 30, 2022, respectively.

On January 1, 2023, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 15,608,106 pursuant to the terms of the 2021 Plan. As of September 30, 2023, 14,805,017 shares of Class A Common Stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $2.2 million during the nine months ended September 30, 2023, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

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

Effective as of June 15, 2023, the Company appointed Mark Goldston as Executive Chairman, replacing the service of Mr. Daikeler in his capacity as Chairman of the Board. Mr. Daikeler continues to serve as the Company’s CEO and as a director. In connection with the employment offer letter to Mr. Goldston, he was granted a stock option under the Inducement Plan, covering an aggregate of

23,883,265 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Option”). Of this amount, 7,961,088 shares subject to the Option will vest based on continued service (the “Time-Vesting Options”) and 15,922,177 shares will vest based on the attainment of applicable performance goals and continued service (the “Performance-Vesting Options”). The Time-Vesting Options will vest and become exercisable with respect to 25% of the Time-Vesting Options subject to the Option on each of the first four anniversaries of June 15, 2023. The Performance-Vesting Options will vest and become exercisable based on both (1) the achievement of pre-determined price per share goals and (2) Mr. Goldston’s service through the applicable vesting date. Any earned Performance-Vesting Options will vest and become exercisable as of the later of (1) June 15, 2024, and (2) the date on which the applicable price per share goal is achieved. The weighted average exercise price of the Performance-Vesting Options was $0.44 per option and none of the Performance-Vesting Options were exercisable as of September 30, 2023.

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

During the nine months ended September 30, 2023, 981,853 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $0.46 per share.

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the nine months ended September 30, 2023:

Nine months ended September 30,
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

Equity-Based Compensation Expense

The fair value of each award that vests solely based on time as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to determine the fair value of time vested option grants:

	Nine months ended September 30,
	2023	2022
Risk-free rate	3.8%	2.9%
Dividend yield rate	—	—
Volatility	54.8%	52.5%
Expected term (in years)	5.92	6.08
Weighted-average grant date fair value	$0.27	$0.63

The fair value of the Performance-Vesting Options as of the date of grant is estimated using a Monte Carlo simulation. The following table summarizes the weighted average assumptions used to determine the fair value of the Performance-Vesting Options:

Nine months ended September 30,
2023
Risk-free rate	3.7%
Dividend yield rate	—
Volatility	53.7%
Expected term (in years)	10.00
Weighted-average grant date fair value	$0.26

Equity-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Cost of revenue	$795	$413	$2,551	$1,130
Selling and marketing	2,689	2,578	7,846	5,235
Enterprise technology and development	394	364	1,097	1,274
General and administrative	2,558	2,246	7,658	5,527
Total equity-based compensation	$6,436	$5,601	$19,152	$13,166

In connection with the restructuring activities that took place during the three and nine months ended September 30, 2023, the Company modified certain stock awards of terminated employees (approximately 25 employees in the three month period ended September 30, 2023 and approximately 100 employees in the three months ended March 31, 2023). The modifications included accelerating the vesting of any options that would have vested within three months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees’ termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized approximately zero and $1.0 million reduction to equity-based compensation expense within general and administrative expense in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.

Repricing of Stock Options

The Company determined that a significant portion of the outstanding stock options had an exercise price per share that was significantly higher than the current fair market value of the Company’s common stock (the “Underwater Options”). In order to help retain and motivate holders of Underwater Options, and align their interests with those of stockholders, on September 14, 2023, the Compensation Committee of the Board of Directors resolved that it was in the best interests of the Company and its stockholders to amend certain of the Underwater Options (the “Amended Underwater Options”) for current employees and consultants of the Company that were either (1) not maturing in fiscal 2023 or (2) that had not been issued at an exercise price of less than $1 in the prior twelve months, to reduce the exercise price of each Amended Underwater Option to the closing per share price of the Company’s common stock on September 14, 2023 (the “Repricing”). The Company had 26.6 million Amended Underwater Options which had their exercise price amended to $0.347 per option.

Excluded from the Repricing were, among others, Underwater Options held by members of the Board of Directors, the Company's CEO and Executive Chairman; any Underwater Options with an exercise price less than $1.00; and options granted to consultants who are no longer providing services to the Company. Except for the modification of the exercise price, all other terms and conditions of the Amended Underwater Options remain in effect.

The Company determined that the Repricing represented a modification of share-based awards under ASC 718. Accordingly, the Company recognized incremental stock-based compensation of $1.6 million which was recorded in the three and nine months ended September 30, 2023, related to 12.8 million vested Amended Underwater Options. At September 30, 2023, $1.5 million incremental unrecognized compensation expense related to 13.8 million unvested Amended Underwater Options will be recognized as expense over the requisite service period in which the options vest, or 1.6 years.

As of September 30, 2023, the total unrecognized equity-based compensation expense was $37.4 million, which will be recognized over a weighted-average remaining period of 2.66 years.

12. Derivative Financial Instruments

As of September 30, 2023 and December 31, 2022, the notional amount of the Company’s outstanding foreign exchange options was $10.0 million and $17.6 million, respectively. There were no outstanding forward contracts as of September 30, 2023 and December 31, 2022.

The following table shows the pre-tax effects of the Company’s derivative instruments on its unaudited condensed consolidated statements of operations (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Financial Statement Line Item	2023	2022	2023	2022

Unrealized gains (losses)	Other comprehensive income (loss)	$(7)	$444	$(314)	$295

Gains (losses) reclassified from accumulated other	Cost of revenue	$(67)	$3	$(56)	$(59)
comprehensive income (loss) into net loss	General and administrative	(90)	(1)	(75)	(82)
Total amounts reclassified		$(157)	$2	$(131)	$(141)

Gains (losses) recognized on derivatives not designated as hedging instruments	Cost of revenue	$(3)	$159	$(98)	$114

13. Restructuring

In 2023, restructuring charges primarily relate to activities focused on aligning the Company's operations with its key growth priorities. Restructuring charges in 2022 relate to the consolidation of our streaming fitness and nutrition offerings into a single Beachbody platform. The Company recognized restructuring costs of $1.3 million and $6.6 million during the three and nine months ended September 30, 2023, respectively, comprised primarily of termination benefits related to headcount reductions, of which $1.3 million is included in accrued expenses in the unaudited condensed consolidated balance sheets at September 30, 2023 which are expected to be completed by December 31, 2023. The Company recognized restructuring costs of $1.5 million and $10.0 million during the three and nine months ended September 30, 2022, respectively, comprised primarily of termination benefits related to headcount reductions. In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended September 30, 2023 and 2022, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	June 30, 2023	Charges	Utilizations	September 30, 2023
Employee-related costs	$256	$1,270	$(215)	$1,311
Total costs	$256	$1,270	$(215)	$1,311

	Balance at	Restructuring	Payments /	Liability at
	June 30, 2022	Charges	Utilizations	September 30, 2022
Employee-related costs	$1,320	$1,492	$(879)	$1,933
Total costs	$1,320	$1,492	$(879)	$1,933

The following table summarizes the activity in the Company’s restructuring related liability during the nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2022	Charges	Utilizations	September 30, 2023
Employee-related costs	$469	$6,550	$(5,708)	$1,311
Total costs	$469	$6,550	$(5,708)	$1,311

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2021	Charges	Utilizations	September 30, 2022
Employee-related costs	$—	$10,047	$(8,114)	$1,933
Total costs	$—	$10,047	$(8,114)	$1,933

During the nine months ended September 30, 2022, the Company determined that the useful life of certain computer software and web development assets and content assets would end upon the completion of its platform consolidation. The Company accelerated depreciation of these computer software and web development assets and recorded no accelerated depreciation and $3.4 million of additional depreciation expense as a component of digital cost of revenue and nutrition and other cost of revenue during the three and nine months ended September 30, 2022, respectively. The Company also accelerated amortization of these content assets and recorded $0.1 million and $2.7 million of additional amortization as a component of digital cost of revenue during the three and nine months ended September 30, 2022, respectively.

14. Income Taxes

The Company recorded a provision for income taxes of $0.1 million for the three and nine months ended September 30, 2023, and a benefit for income taxes of $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively. The effective tax rate was (0.2)% and (0.1)% for the three and nine months ended September 30, 2023, respectively, and the effective tax rate was 1.6% and 1.0% for the three and nine months ended September 30, 2022, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and nine months ended September 30, 2023 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and nine months ended September 30, 2023.

15. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X Common Stock is as follows (in thousands, except share and per share information):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(32,666)	$(33,859)	$(87,602)	$(149,259)

Denominator:
Weighted-average common shares outstanding, basic and diluted	308,931,120	307,949,355	310,793,724	307,178,173

Net loss per common share, basic and diluted	$(0.11)	$(0.11)	$(0.28)	$(0.49)

Basic net loss per common share is the same as dilutive net loss per common share for each of the three and nine months ended September 30, 2023 and 2022 as the inclusion of all potential common shares would have been antidilutive. The weighted average common shares outstanding (basic and diluted) in the above table exclude the 8 million shares that were forfeited by Mr. Daikeler for the period of time after they were forfeited (June 15, 2023).

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	September 30,
	2023	2022

Options	62,382,313	50,918,670
RSUs	14,053,098	3,159,185
Compensation warrants	3,980,656	3,980,656
Public and private placement warrants	15,333,333	15,333,333
Term Loan warrants	4,716,756	4,716,756
Earn-out shares	3,750,000	3,750,000
	104,216,156	81,858,600

See Note 11, Equity-Based Compensation, for additional information on the Performance-Vesting Options.

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

Our key growth priorities for 2023 include: revamping our Beachbody on Demand (“BODi”) digital platform, growing Shakeology in the Healthy Dessert market, and improving the affordability of our connected fitness bike. In March 2023, we relaunched the BODi digital platform with a new form of fitness programming called BODi Blocks, the addition of positive mindset content, and digital recipes to extend Shakeology into a Healthy Dessert. We also began migrating all BOD-only members to BODi on their renewal dates. During the first and third quarters of 2023, to align our operations with our key growth priorities, we executed certain restructuring activities, including a reduction in headcount. These actions resulted in aggregate charges of $6.6 million, consisting primarily of termination benefits during the nine months ended September 30, 2023.

For the three months ended September 30, 2023, as compared to the three months ended September 30, 2022:

•
Total revenue was $128.3 million, a 23% decrease;
•
Digital revenue was $64.3 million, a 11% decrease;
•
Nutrition and other revenue was $59.0 million, a 35% decrease;
•
Connected fitness revenue was $4.9 million, a 48% increase;
•
Operating expenses was $104.0 million, compared to $140.9 million;
•
Net loss was $32.7 million, compared to net loss of $33.9 million; and
•
Adjusted EBITDA was ($5.8) million, compared to ($6.2) million.

For the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022:

•
Total revenue was $408.1 million, a 25% decrease;
•
Digital revenue was $194.3 million, a 16% decrease;
•
Nutrition and other revenue was $197.7 million, a 29% decrease;
•
Connected fitness revenue was $16.0 million, a 52% decrease;
•
Operating expenses was $329.7 million, compared to $440.0 million;
•
Net loss was $87.6 million, compared to net loss of $149.3 million; and
•
Adjusted EBITDA was $(11.5) million, compared to $(26.8) million.

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

On July 24, 2023 (the "Second Amendment Effective Date"), the Company and Blue Torch entered into Amendment No. 2 to the Financing Agreement (the "Second Amendment"), which amended the Company's existing Financing Agreement. The Second Amendment amended, among other things, certain terms of the Financing Agreement including without limitation, to (1) amend the minimum revenue financial covenant, (2) amend the minimum liquidity financial covenant, (3) modify the maturity date of the Term Loan, and (4) amend certain financial definitions, reporting covenants and other covenants thereunder.

In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million along with the related prepayment premium of 5% ($0.8 million) and accrued interest ($0.1 million). The partial prepayment of $15.0 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Second Amendment Effective Date ($2.4 million) which in addition to the prepayment premium ($0.8 million) was recorded as a loss on partial debt extinguishment of $3.2 million in the three and nine months ended September 30, 2023.

In connection with the Second Amendment, the Company also amended and restated the Term Loan Warrants for the purchase of 4,716,756 shares of the Company’s Class A Common Stock.

See Note 9, Debt, for additional information on the Second Amendment and amendments to the Term Loan Warrants.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of September 30,
	2023	2022

Digital subscriptions (millions)	1.38	2.10
Nutritional subscriptions (millions)	0.18	0.24

Please see “Non-GAAP Information” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Average digital retention	96.2%	95.7%	95.7%	95.6%
Total streams (millions)	22.9	27.5	77.9	96.7
DAU/MAU	30.8%	29.5%	31.6%	30.4%
Bikes delivered (thousands)	6,524	2,305	16,723	27,749

Revenue (millions)	$128.3	$166.0	$408.1	$544.0
Gross profit (millions)	$75.0	$104.7	$249.1	$285.0
Gross margin	58.5%	63.1%	61.0%	52.4%

Net loss (millions)	$(32.7)	$(33.9)	$(87.6)	$(149.3)
Adjusted EBITDA (millions)	$(5.8)	$(6.2)	$(11.5)	$(26.8)

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

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Net loss	$(32,666)	$(33,859)	$(87,602)	$(149,259)
Adjusted for:
Impairment of intangible assets	—	1,000	—	1,000
Loss on partial debt extinguishment (1)	3,168	—	3,168	—
Depreciation and amortization	9,763	17,306	31,395	58,858
Amortization of capitalized cloud computing implementation costs	41	126	122	462
Amortization of content assets	5,467	5,493	16,487	18,673
Interest expense	2,074	1,152	6,773	1,174
Income tax provision (benefit)	63	(549)	99	(1,536)
Equity-based compensation	6,436	5,601	19,152	13,166
Employee incentives, expected to be settled in equity (2)	—	—	(5,466)	—
Inventory net realizable value adjustment (3)	—	(1,867)	—	23,569
Restructuring and platform consolidation costs (4)	1,270	1,745	7,222	11,718
Change in fair value of warrant liabilities	(1,072)	(2,362)	(1,504)	(4,696)
Non-operating (5)	(377)	(15)	(1,340)	63
Adjusted EBITDA	$(5,833)	$(6,229)	$(11,494)	$(26,808)

(1)
Represents the loss related to the $15.0 million partial debt prepayment that the Company made on July 24, 2023.
(2)
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
(3)
Represents a non-cash expense to reduce the carrying value of our connected fitness inventory and related future commitments. This adjustment was included during the three and nine months ended September 30, 2022 because of its unusual magnitude due to disruptions in the connected fitness market.

(4)
Includes restructuring expense and personnel costs associated with executing our key growth priorities during the three and nine months ended September 30, 2023 and with the consolidation of our digital platforms during the three and nine months ended September 30, 2022.
(5)
Primarily includes interest income.

Results of Operations

The Company has one operating segment. The following discussion of our results and operations is on a consolidated basis.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue:
Digital	$64,339	$72,228	$194,326	$231,988
Nutrition and other	58,981	90,416	197,729	278,596
Connected fitness	4,930	3,331	16,044	33,449
Total revenue	128,250	165,975	408,099	544,033
Cost of revenue:
Digital	16,429	16,078	47,732	50,909
Nutrition and other	26,699	40,486	84,940	127,262
Connected fitness	10,091	4,745	26,312	80,910
Total cost of revenue	53,219	61,309	158,984	259,081
Gross profit	75,031	104,666	249,115	284,952
Operating expenses:
Selling and marketing	69,127	93,145	222,195	286,213
Enterprise technology and development	18,879	25,686	56,625	83,516
General and administrative	14,759	19,532	44,362	59,189
Restructuring	1,270	1,492	6,550	10,047
Impairment of intangible assets	—	1,000	—	1,000
Total operating expenses	104,035	140,855	329,732	439,965
Operating loss	(29,004)	(36,189)	(80,617)	(155,013)
Other income (expense)
Loss on partial debt extinguishment	(3,168)	—	(3,168)	—
Change in fair value of warrant liabilities	1,072	2,362	1,504	4,696
Interest expense	(2,074)	(1,152)	(6,773)	(1,174)
Other income, net	571	571	1,551	696
Loss before income taxes	(32,603)	(34,408)	(87,503)	(150,795)
Income tax (provision) benefit	(63)	549	(99)	1,536
Net loss	$(32,666)	$(33,859)	$(87,602)	$(149,259)

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

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$64,339	$72,228	$(7,889)	(11%)
Nutrition and other	58,981	90,416	(31,435)	(35%)
Connected fitness	4,930	3,331	1,599	48%
Total revenue	$128,250	$165,975	$(37,725)	(23%)

The decrease in digital revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to a $7.0 million decrease in revenue from our digital streaming services due to 34% fewer subscriptions on lower demand and a decrease of $0.9 million in fees from partners as there was a 18% decrease in the number of partners, partially offset by an increase in revenue per subscription.

The decrease in nutrition and other revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to a $25.8 million decrease in revenue from nutritional products due to 27% fewer nutritional subscriptions on lower demand, a $2.7 million decrease in revenue generated from our preferred customer fees as there was a 34% decrease in preferred customers and a $1.9 million decrease in ticket sales due primarily to Summit 2023 which occurred in June 2023 (in the prior year the Summit occurred in July).

The increase in connected fitness revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to a 183% increase in number of bikes delivered partially offset by a 42% decrease in the average sales price for a bike.

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$194,326	$231,988	$(37,662)	(16%)
Nutrition and other	197,729	278,596	(80,867)	(29%)
Connected fitness	16,044	33,449	(17,405)	(52%)
Total revenue	$408,099	$544,033	$(135,934)	(25%)

The decrease in digital revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to a $33.5 million decrease in revenue from our digital streaming services due to 34% fewer subscriptions on lower demand and a decrease of $3.8 million in fees from partners due to a 24% decrease in the number of partners, partially offset by an increase in revenue per subscription.

The decrease in nutrition and other revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to a $66.9 million decrease in revenue from nutritional products due to 27% fewer nutritional subscriptions on lower demand and a $6.8 million decrease in revenue generated from our preferred customer fees as there was a 30% decrease in preferred customers and a $3.4 million decrease in fitness accessories revenue.

The decrease in connected fitness revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to a 40% decrease in the number of bikes delivered and a 20% decrease in the average sales price for a bike.

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

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$16,429	$16,078	$351	2%
Nutrition and other	26,699	40,486	(13,787)	(34%)
Connected fitness	10,091	4,745	5,346	NM
Total cost of revenue	$53,219	$61,309	$(8,090)	(13%)

Gross profit
Digital	$47,910	$56,150	$(8,240)	(15%)
Nutrition and other	32,282	49,930	(17,648)	(35%)
Connected fitness	(5,161)	(1,414)	(3,747)	NM
Total gross profit	$75,031	$104,666	$(29,635)	(28%)

Gross margin
Digital	74.5%	77.7%
Nutrition and other	54.7%	55.2%
Connected fitness	(104.7%)	(42.4%)
Total gross margin	58.5%	63.1%

The increase in digital cost of revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to a $0.6 million increase in program revisions partially offset by a $0.4 million decrease in streaming costs due to lower platform usage. The decrease in digital gross margin for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily as a result of fixed expenses on lower digital revenue.

The decrease in nutrition and other cost of revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to $4.3 million decrease in fulfillment and shipping expense and a $4.1 million decrease in product costs related to the decrease in nutrition and other revenue, lower inventory reserve adjustments of $1.8 million, a $0.9 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets and a $0.7 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue. Nutrition and other gross margin were down slightly for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

The increase in connected fitness cost of revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was driven by higher inventory reserve adjustments of $5.7 million and a $2.3 million increase in freight and shipping expenses as the result of a 183% increase in the number of bikes sold, partially offset by a $1.2 million decrease in product costs as a result of inventory reserves recorded. The connected fitness decrease in gross margin for the three months ended September 30,

2023 compared to the three months ended September 30, 2022 was primarily as a result of higher inventory reserves recorded and lower average sales price for a bike.

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$47,732	$50,909	$(3,177)	(6%)
Nutrition and other	84,940	127,262	(42,322)	(33%)
Connected fitness	26,312	80,910	(54,598)	(68%)
Total cost of revenue	$158,984	$259,081	$(100,097)	(39%)

Gross profit
Digital	$146,594	$181,079	$(34,485)	(19%)
Nutrition and other	112,789	151,334	(38,545)	(26%)
Connected fitness	(10,268)	(47,461)	37,193	78%
Total gross profit	$249,115	$284,952	$(35,837)	(13%)

Gross margin
Digital	75.4%	78.1%
Nutrition and other	57.0%	54.3%
Connected fitness	(64.0%)	(141.9%)
Total gross margin	61.0%	52.4%

The decrease in digital cost of revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was due to a $2.7 million decrease in depreciation expense as a result of the end of the useful life of certain fixed asset and a $2.2 million decrease in the amortization of content assets as a result of lower production spend. The decrease in digital gross margin for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily as a result of fixed expenses on lower digital revenue.

The decrease in nutrition and other cost of revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to a $14.1 million decrease in product costs and a $12.3 million decrease in fulfillment and shipping expense related to the decrease in nutrition and other revenue, lower inventory reserve adjustments of $4.6 million, a $4.4 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets and a $3.5 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue. Nutrition and other gross margin increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily as a result of lower product costs and shipping.

The decrease in connected fitness cost of revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was driven by a $22.7 million decrease in product costs, lower inventory reserve adjustments of $21.3 million and a $5.5 million decrease in freight, fulfillment, and shipping expenses as the result of a 40% decrease in the number of bikes sold. The connected fitness negative gross margin improvement for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily as a result of lower inventory reserve adjustments and lower average sales price for a bike, partially offset by the impact of fixed warehousing expenses on lower connected fitness revenue.

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

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$69,127	$93,145	$(24,018)	(26%)
As a percentage of total revenue	53.9%	56.1%

The decrease in selling and marketing expense for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to a $11.5 million decrease in Partner compensation as a result of lower commissionable revenue, a $7.8 million decrease in event expenses due primarily to Summit 2023 which occurred in June 2023 (in the prior year this event was held in July), a $2.7 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year and a $2.5 million decrease in the amortization of intangible assets due to the impairment of certain assets in the fourth quarter of 2022 partially offset by a $2.9 million increase in online and television media expense.

Selling and marketing expense as a percentage of total revenue decreased by 220 basis points ("bps") primarily due to the timing of Summit 2023, partially offset by the decrease in revenue.

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$222,195	$286,213	$(64,018)	(22%)
As a percentage of total revenue	54.4%	52.6%

The decrease in selling and marketing expense for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to a $37.7 million decrease in Partner compensation as a result of lower commissionable revenue, a $12.6 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year and a $7.5 million decrease in the amortization of intangible assets due to the impairment of certain assets in the fourth quarter of 2022.

Selling and marketing expense as a percentage of total revenue increased by 180 bps primarily due to the decrease in revenue.

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

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$18,879	$25,686	$(6,807)	(27%)
As a percentage of total revenue	14.7%	15.5%

The decrease in enterprise technology and development expense for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to a $3.8 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets and a $2.9 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year.

Enterprise technology and development expense as a percentage of total revenue decreased by 80 bps due to lower fixed expenses.

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$56,625	$83,516	$(26,891)	(32%)
As a percentage of total revenue	13.9%	15.4%

The decrease in enterprise technology and development expense for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to a $17.0 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year and a $9.8 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets.

Enterprise technology and development expense as a percentage of total revenue decreased by 150 bps due to lower fixed expenses.

General and Administrative

General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

General and administrative	$14,759	$19,532	$(4,773)	(24%)
As a percentage of total revenue	11.5%	11.8%

The decrease in general and administrative expense for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to a $2.1 million decrease in personnel-related expenses as a result of lower headcount, primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year and a $1.4 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period.

General and administrative expense as a percentage of total revenue decreased by 30 bps due to lower fixed expenses.

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

General and administrative	$44,362	$59,189	$(14,827)	(25%)
As a percentage of total revenue	10.9%	10.9%

The decrease in general and administrative expense for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to a $8.8 million decrease in personnel-related expenses as a result of lower headcount primarily related to the restructuring activities that occurred in the first quarter of 2023 and in the prior year, and a $3.1 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period.

General and administrative expense as a percentage of total revenue was flat.

Restructuring

In 2023, restructuring charges primarily relate to activities focused on aligning our operations with our key growth priorities, including a reduction in headcount. Restructuring charges in 2022 relate to the consolidation of our streaming fitness and nutrition offerings into a single Beachbody platform. The charges incurred primarily consist of employee termination costs.

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Restructuring	$1,270	$1,492	$(222)	(15%)

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Restructuring	$6,550	$10,047	$(3,497)	(35%)

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

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Impairment of intangible assets	$—	$1,000	$(1,000)	(100%)

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Impairment of intangible assets	$—	$1,000	$(1,000)	(100%)

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

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Loss on partial debt extinguishment	$(3,168)	$—	$(3,168)	NM
Change in fair value of warrant liabilities	1,072	2,362	(1,290)	(55%)
Interest expense	(2,074)	(1,152)	(922)	80%
Other income, net	571	571	—	—%

The loss on partial debt extinguishment for the three months ended September 30, 2023 was due to the partial prepayment of $15.0 million on the Term Loan as of July 24, 2023. The decrease in change in fair value of warrant liabilities during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily resulted from a relatively lower decline in our stock price during the current quarter. The increase in interest expense was primarily due to borrowings under the Term Loan during the three months ended September 30, 2023 compared to borrowings outstanding for approximately half of the three months ended September 30, 2022.

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Loss on partial debt extinguishment	$(3,168)	$—	$(3,168)	NM
Change in fair value of warrant liabilities	1,504	4,696	(3,192)	(68%)
Interest expense	(6,773)	(1,174)	(5,599)	NM
Other income, net	1,551	696	855	NM

The loss on partial debt extinguishment for the nine months ended September 30, 2023 was due to the partial prepayment of $15.0 million on the Term Loan as of July 24, 2023. The decrease in change in fair value of warrant liabilities during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily resulted from a relatively lower decline in our stock price during the current period. The increase in interest expense was primarily due to borrowings under the Term Loan during the nine months ended September 30, 2023 compared to borrowings outstanding for only approximately 1.5 months during the nine months ended September 30, 2022. The increase in other income was primarily due to higher interest income as a result of higher interest rates on our cash balances.

Income Tax (Provision) Benefit

Income tax (provision) benefit consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Income tax (provision) benefit	$(63)	$549	$(612)	NM

The income tax provision increase for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily driven by changes in our valuation allowance and a decrease in the net expense from discrete events.

	Nine months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Income tax (provision) benefit	$(99)	$1,536	$(1,635)	NM

The income tax provision increase for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily driven by changes in our valuation allowance and a decrease in the net expense from discrete events.

Liquidity and Capital Resources

	Nine months ended September 30,
	2023	2022
	(in thousands)

Net cash used in operating activities	$(14,583)	$(36,943)
Net cash used in investing activities	(9,749)	(23,236)
Net cash (used in) provided by financing activities	(17,727)	48,283

As of September 30, 2023, we had cash and cash equivalents totaling $38.2 million.

Net cash used in operating activities was $14.6 million and $36.9 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash used in operating activities during the nine months ended September 30, 2023, compared to the prior year period, was primarily due to a decrease in net loss of $61.7 million and an increase in cash received attributable to deferred revenue of $10.7 million partially offset by a decrease in depreciation and amortization expense of $27.5 million and a decrease in provision for inventory and inventory purchase commitments of $25.8 million.

Net cash used in investing activities was $9.7 million and $23.2 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of $17.7 million due to increased focus by management on capital expenditures, in particular related to technology partially offset by $4.3 million of investment in restricted short-term investments. The current decrease of capital expenditures as compared to the prior period is expected to continue in future periods.

Net cash used in financing activities was $17.7 million for the nine months ended September 30, 2023 compared to net cash provided by financing activities of $48.3 million for the nine months ended September 30, 2022. The change in net cash from financing activities was primarily due to debt repayments on our Term Loan and taxes associated with the vesting of restricted stock during the nine months ended September 30, 2023 compared to proceeds from stock option exercises during the nine months ended September 30, 2022.

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement are guaranteed by the Guarantors, and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors (together with the Borrower, the “Loan Parties”), subject to customary exceptions. On July 24, 2023 the Company and Blue Torch entered into the Second Amendment. In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million. As of September 30, 2023, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $35.6 million. During the three and nine months ended September 30, 2023, the Term Loan was a secured overnight financing rate ("SOFR") loan, with an effective interest rate of 19.21% and a cash interest rate of 12.21% for the nine months ended September 30, 2023.

The Financing Agreement contains financial covenants, customary representations, warranties, covenants and customary events of default. We were in compliance with the financial covenants as of September 30, 2023. See Note 9, Debt, for additional information on the Term Loan.

As of September 30, 2023, we have $21.7 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

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

Due to reduced revenue and margin forecasts for certain supplements, we performed an interim test for impairment of certain indefinite-lived intangible assets as of September 30, 2022. The fair value of the indefinite-lived trade name was calculated using a relief-from-royalty approach and was determined to be lower than its carrying value, primarily due to the reduced revenue and margin forecasts for certain supplements. We recorded a $1.0 million non-cash impairment charge for these intangible assets during the three and nine months ended September 30, 2022. As of September 30, 2023, the Company has no indefinite-lived intangible assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the nine months ended September 30, 2023 and 2022, approximately 10% of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $1.5 million increase or decrease in cost of revenue and operating expenses due to the derivative instruments we use to hedge any foreign currency exposure.

The aggregate notional amount of foreign exchange derivative instruments at September 30, 2023 and year ended December 31, 2022 was $10.0 million and $17.6 million, respectively.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based upon that evaluation, as a result of the material weaknesses identified in our 2022 Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

As previously disclosed in our 2022 Form 10-K for the year ended December 31, 2022 management concluded that our internal control over financial reporting were not effective as of December 31, 2022. Management is in the process of enhancing, and will continue to enhance, the risk assessment process and design and implementation of internal control over financial reporting. The remediation measures to correct the previously identified material weaknesses include enhancing the design and implementation of existing controls and creating new controls as needed to address identified risks and provide additional training to personnel including the appropriate level of documentation to be maintained to support internal control over financial reporting.

As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above. When fully implemented and operational, we believe the controls we have designed, or plan to design, will remediate the control deficiencies that have led to the material weaknesses that we have identified. The previously identified material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above in connection with the previously identified material weaknesses in our 2022 Form 10-K, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and

15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are and, from time to time, we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than as set forth below, there have been no material changes from the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In May 2023, a class of similarly situated individuals filed a class action complaint against the Company and certain of our executives in the Superior Court of California for the County of Los Angeles. The complaint alleged misclassification of the Company’s Partners as independent contractors, rather than as employees, under the California Labor Code and sought, among other things, recovery of unpaid wages, penalties and injunctive relief. The court’s first availability for an arbitration hearing on the matter has been delayed until April 2024. We continue to deny liability with respect to the claims set forth in the complaint, and intend to defend vigorously against any such claims. As of September 30, 2023, we cannot reasonably estimate a loss or a range of losses, for this matter.

In September 2023, DISH Technologies L.L.C. and Sling TV L.L.C. (collectively, "DISH") filed a complaint against Beachbody, LLC, a wholly owned subsidiary of the Company, in the United States District Court for the District of Delaware. The complaint alleged infringement of various patents related to the distribution and playback of the Company's fitness content via the internet. We continue to deny liability with respect to the claims set forth by DISH in the complaint, and intend to defend vigorously against any such claims. As of September 30, 2023, we cannot reasonably estimate a loss or a range of losses, for this matter.

Item 1A. Risk Factors.

Other than with respect to the material weaknesses described elsewhere in this Quarterly Report on Form 10-Q, there have been no material developments with respect to the information previously reported under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

Clawback Policy

On September 14, 2023, the Compensation Committee of the Board of Directors of the Company adopted the Policy for Recovery of Erroneously Awarded Compensation (the “Clawback Policy”). The Clawback Policy, which became effective as of October 2, 2023, is administered by the Compensation Committee.

The Clawback Policy provides, among other things, that in the event that the Company is required to prepare an accounting restatement to correct the Company’s material noncompliance with any financial reporting requirement under securities laws, including restatements that correct an error in previously issued financial statements (a) that is material to the previously issued financial statements or (b) that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (collectively, a “Restatement”), the Company shall recover erroneously awarded incentive-based compensation from its current or former officers in accordance with the Clawback Policy, unless the Compensation Committee determines that recovery would be impracticable. The recovery of such compensation applies regardless of (i) whether the applicable officer engaged in misconduct or otherwise caused or contributed to the requirement for a Restatement, and (ii) whether or when the Company files restated financial statements.

The foregoing description of the terms of the Clawback Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

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
10.2+

Amendment No. 1 to Financing Agreement, dated as of October 4, 2022 by and among the Company, the Borrower, each subsidiary of the Company party thereto, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.

*
10.3+	Amendment No. 2 to Financing Agreement, dated as of July 24, 2023 by and among the Company, the Borrower, each subsidiary of the Company party thereto, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.	8-K	10.1	7/26/2023	001-39735
10.4^	The Beachbody Company, Inc. Compensation Clawback Policy, effective as of October 2, 2023.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

The Beachbody Company, Inc.

Date: November 7, 2023	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial Officer)