Form 10-K
period 2023-12-31
Beachbody Company, Inc.
filed 2024-03-11
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-39735

The Beachbody Company, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3222090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Continental Blvd, Suite 400, El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

(310) 883-9000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BODI	The New York Stock Exchange

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price reported on the New York Stock Exchange for June 30, 2023, was $57,754,248.

There were 4,101,895 shares of registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of March 3, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements about and the financial condition, results of operations, earnings outlook and prospects of The Beachbody Company, Inc. (the “Company,” "BODi", “we,” “us,” “our” or similar terms). Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on our current expectations as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in selling and marketing, general and administrative, and enterprise technology and development, expenses (including any components of the foregoing), Adjusted EBITDA (defined later) and our ability to achieve and maintain future profitability;
•
our anticipated growth rate and market opportunity;
•
our liquidity and ability to raise financing;
•
our success in retaining or recruiting, or changes required in, officers, key employees or directors;
•
other than the pre-funded warrants, our warrants are accounted for as liabilities and changes in the value of such warrants could have a material effect on our financial results;
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

PART I

Item 1. Business.

We are a leading subscription health and wellness company providing fitness, nutrition and stress-reducing programs to our customers. With 1.3 million digital subscriptions and 0.2 million nutritional subscriptions as of December 31, 2023, we believe our ability to offer solutions in both the global fitness market and the global nutrition market under one platform positions us as the leading holistic health and wellness solution. We have a 25-year track record of creating innovative exercise, nutrition and stress-reducing content that have improved the lives of millions of customers. We make fitness entertaining, approachable, effective and convenient, while fostering social connections that encourage customers to live healthier and more fulfilling lives.

We are a results-oriented company at the intersection of wellness, technology and media. We developed one of the original fitness digital streaming platforms with an extensive library of content containing 134 complete streaming programs and approximately 9,000 unique streaming videos. We measure the success of our library by customer engagement indicators including a metric that divides daily active users by monthly active users (“DAU/MAU”) and “streams” by our subscribers over the respective periods. While the measure of a digital stream may vary across companies, we define streams and total streams as the stream of a video for at least 25% of its length during a given period. In 2023, our DAU/MAU averaged 31.3%. In 2023 and 2022, our subscribers viewed 98.2 million and 120.5 million streams, respectively. We also measure our success by month over month retention rates of our digital subscribers, which was approximately 96.0% for the year ended December 31, 2023.

Driven by our commitment to help people achieve their goals and lead healthy, fulfilling lives, we have built or acquired digital platforms to engage with our customers such as Beachbody On Demand (“BOD”), Beachbody On Demand Interactive (“BODi”), and BODi Bike. Prior to July 2022, fitness programs were also available on the Openfit digital platform. Our BOD digital platform includes an extensive library with high-quality production and creatively diverse fitness content. BOD, and our premium and interactive digital platform, BODi, in addition to an annual subscription, also have monthly, 3-month and 6-month membership prices. In addition, we also have promotional offers which at times include membership options for greater than one year. During 2022, we completed the consolidation of our Openfit streaming fitness offering into both Beachbody platforms to enhance our value proposition to all customers and simplify our go-to-market strategy. Starting in March 2023, BODi also includes a new form of fitness programming called BODi Blocks, and the new mindset content.

The BOD + BODi annual subscription price was reduced to $179, from $298 in September 2022 to appeal to a larger audience. In 2023, we enhanced our BODi platform by improving the digital experience for search and discovery, which resulted in being named the "Best Workout and Fitness App" for 2023 by CNN Underscored. It also integrates a layer of personal development and mindset content. The combination of fitness, nutrition, and mindset makes the BODi platform a complete solution to support the whole person and help them achieve positive “Health Esteem.”

Our premium nutrition products help make meal planning and healthy weight loss achievable without deprivation. Simplicity and proven strategies are at the core of what we do, and many of our brands, including Shakeology, Beachbody Performance, BEACHBAR and Bevvy, have been designed with formulae and ingredients that have been clinically tested to help our customers achieve their goals. By leveraging consumer insights we are able to make targeted recommendations to them that support improved results.

In late 2023, we added GrowthDay, a subscription-based personal development application ("app") to the BODi Health Esteem ecosystem which the BODi Partners network can sell to prospective customers. This product is offered by GrowthDay and we receive a portion of the revenue for selling our customers access to this app. Additionally, GrowthDay content appears in the Mindset section of our BODi app.

We have also built a social commerce platform with incentives to invite people to participate in groups and to increase our customer base, inspiring participants to achieve their goals which in turn generates cash flow that can be used to accelerate our digital expansion. This platform includes our network of micro influencers whom we refer to as "Partners", who help customers start and maintain a fitness and nutrition program through positive reinforcement, accountability, and a proprietary online support community. The Partners pay a monthly subscription fee to access our Partner office tools, which provide training, sales enablement, and reporting capabilities.

In late 2023, we launched an initiative that we call "the BODi Growth Game Plan" which is designed to help Partners improve the overall productivity of their teams, as they assist current and potential customers achieve an improvement in their Health Esteem. We also implemented results oriented compensation incentives for our Partners beginning January 1, 2024, which will reward high performance, especially for new Partners, and aligns the overall compensation structure with generating profitable revenues.

Our revenue is primarily generated from the sale of digital subscriptions and nutritional products that are often bundled together. We also generate revenue selling the BODi Bike. We believe there are future revenue and customer retention opportunities that can be generated through our enhanced BODi offering, new nutritional bundles, and connected devices that offer digital subscriptions.

Our Product Offerings and Economic Model

Digital Subscriptions

Our digital subscriptions include BOD and a live interactive premium subscription, BODi, launched in late 2021. The subscriptions are renewed on a monthly, quarterly, semi-annual or annual basis and include unlimited access to an extensive library of live and on-demand fitness and nutrition content. In addition, we also have promotional offers which at times include membership options for greater than one year. Prior to July 2022, we also offered a subscription service to the Openfit digital platform. In March 2023, we launched an improved BODi experience and began migrating all BOD-only members to BODi on their renewal dates, all BOD-only members will be migrated to BODi by March 31, 2024.

Our digital platforms provide a one-stop-shop for all types of fitness and nutrition content, with world famous brands such as P90X, Insanity, 21 Day Fix, 80 Day Obsession, Morning Meltdown 100, LIIFT4, Unstress Meditations, Portion Fix, 4 Weeks of Focus, Sure Thing, and others. The BODi platform gives users access to comprehensive, highly produced, and creatively diverse fitness content with dynamic trainers. We had 1.3 million digital subscriptions as of December 31, 2023, which provide access to approximately 9,000 unique fitness, nutrition, mindfulness and recovery videos that can be accessed anywhere. BODi content is available on the web as well as the Beachbody Bike touchscreen, iOS, Android, Roku, Apple TV, Fire TV and Chromecast. Our offerings deliver both fitness and nutritional content, and personal development mindset content.

Digital subscriptions also help generate sales of our nutritional products, which are often sold together as bundles.

Nutritional Products

Our nutritional products include Shakeology, Beachbody Performance supplements, BEACHBARs and Bevvy supplements and others. As part of our mission to be a total health and wellness solution for our consumers, our nutritional products are formulated and manufactured to high quality standards and complement our fitness and device offerings. Our research and development team rigorously assesses and develops new nutritional products that are in line with customer goals, satisfies a continuum of customer demand, and increases subscriptions and customer lifetime revenue. Shakeology, our superfood health mix, is clinically shown to help reduce cravings and promote healthy weight loss and formulated to help support healthy digestion and provide healthy energy with its proprietary formula of superfoods, phytonutrients, enzymes, fiber and protein, with no artificial sweeteners, flavors, colors or preservatives.

Beachbody Performance supplements include our pre-workout Energize, Hydrate, post-workout Recover and protein supplement Recharge. In 2022, we launched First Thing and Last Thing, a comprehensive mind-body solution formulated with clinically effective key ingredients to help support the immune system, nourish brain health, defend against stress, and encourage better sleep.

BEACHBARs are low-sugar snack bars available in three flavors, made with ingredients to help satisfy cravings without undermining our customers’ fitness and weight loss goals. We continue to research and develop additional nutritional products, and currently provide a variety of other nutritional supplements including collagen, fiber and greens “boosts.”

Connected Fitness Products

Our digital subscription offerings are complemented by our connected fitness products acquired from Myx Fitness in June 2021. The BODi Bike may be equipped with a unique swivel touch screen that enables users to engage with content beyond the indoor cycling experience and encourages broader cross-training, incorporating resistance training and yoga for a more holistic fitness experience and healthier results.

We believe a connected bike is a perfect fit and important genre for the BODi ecosystem with its focus on heartrate-based zone training, and together with BODi’s digital subscription offerings and nutritional products, brings together a comprehensive at-home solution that provides personalization, live coaching, celebrity rides, nutritional supplements and healthy meal-planning.

We provide BOD and BODi content through the bike's swivel touch screen. We offer the fitness content and supplements together with the bike through BODi subscriptions and through our network as well as via direct-to-consumer marketing channels.

The BODi Bike is manufactured using commercial-grade equipment and may include a 21.5” 360-degree swivel screen. In the United States, the standard package price is $1,399 and includes a Polar heart rate monitor with free delivery and set up. Additionally, we offer a “BODi Bike Studio” package which bundles a 3-year subscription to BODi with a bike and accessories for $1,625. In late 2023, we began offering a BODi bike without the 360-degree swivel screen which can be connected with customer's personal devices (e.g., phone, watch or tablet) for $499.

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

Our annual connected fitness subscription of $179 equates to an average monthly price of $15.00 during 2023, which is less expensive than most monthly gym memberships, a fraction of the price of a personal training session, and less than the cost of one individual cycling class at a boutique studio. Boutique studio fitness classes typically cost between $25.00 and $45.00 per person per class and follow a strict schedule whereas our monthly connected fitness subscription covers the household of up to five people and offers unlimited use, anytime, anywhere. Our on-demand library features classes, spanning five to 60 minutes, which provide our customers with flexibility and convenience.

For our BODi Bike Studio, which bundles a BODi Bike, a 3-year subscription to BODi, and accessories, we offer attractive 0% APR financing programs to qualified customers through a third-party partner who bears the risk of loss associated with the amount financed, which allow qualified customers to pay in monthly installments of as low as $50 for 36 months. These financing programs have successfully broadened the base of customers by attracting consumers from a wider spectrum of ages and income levels.

Our nutritional products come in varying sizes and prices and are often bundled with digital content offerings. An example of a bundled package is the BODi and Shakeology Total Solution Pack, which is priced at $99 per month and comes with a twenty serving supply of Shakeology and a monthly BODi membership.

BODi's approach to Health Esteem is designed to help people feel good as they create sustainable healthy habits. We have the lifestyle solutions for individuals focused on weight loss, including a broad array of structured, step by step fitness and nutrition programs, plus personal development and mindset tools.

Our Economic Model

Our primary model is selling directly to consumers. We attract new customer sign ups through three go-to-market models: 1) a proprietary network of Partners that earns commissions on their sales, 2) contact with current and past customers by emails or through our social media followers and 3) direct response marketing media.

Our Partner network drives the majority of our revenues. Partners earn a share of the revenue generated by promoting our products and helping our customers succeed. They also earn additional bonuses for expanding our customer base by building teams of Partners. The Partners are BODi’s equivalent of a gig workforce. In the year ended December 31, 2023 the Partners typically received a 25% commission on orders they generated through their efforts. The Partner commission was reduced to 20% effective January 3, 2024. We also have a “Preferred Customer” program, which entitled them in the year ending December 31, 2023 to up to a 25% discount on certain purchases in return for paying a monthly subscription fee. The Preferred Customer discount was reduced to 20% effective December 1, 2023.

We leverage our super trainers and other influencers in our marketing creative, as well as their social media following. We have arrangements with the influencers where they earn financial incentives for engaging customers and getting new customer sign ups.

Competition

We operate in the competitive and highly fragmented health and wellness market in which, given the holistic nature of our business, we face significant competition from multiple industry segments. The overall market opportunity remains large as 74% of U.S. adults are considered overweight according to the Centers for Disease Control and Prevention. A consumer's fitness profile may range from a very active gym member with multiple online platform subscriptions to an infrequent user with a single subscription. We want to help consumers achieve their health objectives by offering an engaging platform with healthy nutrition solutions.

We face significant competition from providers of at-home fitness solutions, including connected fitness equipment, digital fitness apps, and other wellness apps. We also face competition from weight management, dietary and nutritional supplement providers, and are sensitive to the introduction of new products or weight management plans, including various prescription drugs.

The recent emergence of the GLP -1 weight loss drugs have generated a considerable amount of attention. We are encouraged about treatments that can help some of the 74% of Americans that are overweight or obese, but we also recognize that a chemical solution is only a single step towards sustaining a healthy lifestyle and does nothing to improve skeletal muscle mass which is critical to health and functioning. It is important that people supplement these weight loss drugs with healthier lifestyle choices, including fitness and nutrition. BODi’s approach to Health Esteem helps people feel good as they create sustainable healthy habits.

We are also subject to significant competition in attracting Partners from other social commerce platforms, including those that market fitness solutions, weight management products and dietary and nutritional supplements. Our ability to remain competitive depends on our success in delivering results for our customers, maintaining our community, retaining Partners through attractive compensation plans, and continuing to offer a vast content library as well as an attractive product portfolio.

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

Storage and Distribution

We outsource the storage and distribution of finished goods to third-party logistics companies, with facilities geographically dispersed to help optimize shipping times to our customer base. In the United States, our nutrition and other products are currently distributed from Groveport, Ohio and shipped to United States-based customers principally through FedEx or the U.S. Postal Service. In Canada, our nutrition and other products are distributed from Oshawa, Canada to customers via a third-party specialty shipper. In Europe, our products are distributed from Northampton, UK to customers via a European transport provider. Usual delivery time is approximately five to seven days.

Our connected fitness products are currently distributed mainly from separate distribution centers in California, New Jersey, Illinois, and Georgia and shipped to U.S.-based customers principally through GXO Logistics covering the United States and Canada.

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

Intellectual Property

We believe our success, competitive advantages, and growth prospects depend in part upon our ability to develop and protect our content, technology, and intellectual property rights. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality agreements, contractual commitments and other legal rights to establish and protect our brands and intellectual property rights throughout the world. For example, we file for and register our trademarks and monitor third party trademarks worldwide and we have developed a robust enforcement program to protect our brands/trademarks, domains, and copyrights to protect our intellectual property rights on various platforms including the web, borders/customs, e‑commerce and social channels to protect our brands, videos, DVDs and DVD kits, clothing, and accessories which have been and continue to be counterfeited. As of December 31, 2023, we have over 3,000 registered trademarks, over 200 registered copyrights and four patents (including 18 patents pending).

To minimize intellectual property infringement and counterfeiting, our team monitors domains, websites, eCommerce sites, social channels, distributors and other third parties through a third-party platform that monitors eBay, Amazon, Mercado Libre, YouTube, Vimeo, Instagram, Gumtree, Kijiji, Mercari and other platforms and sites in the U.S. and worldwide to identify third parties who purport to sell our products including DVDs and videos. Additionally, we enter into agreements with our commercial partners, supply chain vendors, employees and consultants to control access to, and clarify ownership of, our intellectual property and proprietary information.

Government Regulation

We are subject to many varying laws and regulations in the United States, Canada, the United Kingdom (the "UK"), the European Union (the "EU") and throughout the world, including those related to data privacy, data protection, data breach notification, content regulation, foods and dietary supplements, imports and exports, intellectual property, consumer protection, e-commerce, multi-level marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, product liability, accessibility, competition, and taxation. These laws often require companies to implement specific information security controls to protect certain types of information, such as personal data, “special categories of personal data” or health data. While we strive to comply and remain compliant with each of these laws and regulations, they are constantly evolving and may be interpreted, applied, created, or amended in a manner that could require a change to our current compliance footprint, or harm our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.

With respect to data privacy and protection laws and regulations, in the EU, the General Data Protection Regulation, (the “GDPR”), became effective in 2018. The GDPR is intended to create a single legal framework for privacy rights that applies across all EU member states, including France, which is currently the only country in the EU in which we operate. The GDPR created more stringent operational requirements for controllers and processors of personal data, including, for example, requiring enhanced disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), limiting retention periods of personal data, requiring mandatory data breach notification, and requiring additional policies and procedures to comply with the accountability principle under the GDPR. Similarly, other jurisdictions are instituting privacy and data security laws, rules, and regulations, which could increase our risk and compliance costs. As a result of Brexit, for example, we will need to continue compliance with the UK Data Protection Act of 2018 for privacy rights across the United Kingdom, the legal requirements of which largely follow the GDPR.

We are also subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the European Economic Area, (“EEA”), and the UK. We rely on transfer mechanisms permitted under these laws, including the standard contract clauses and intracompany data transfer agreements, which mechanisms have been subject to regulatory and judicial scrutiny. If these existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions are unavailable, we may be unable to transfer personal data of employees or customers in those regions to the United States.

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

Additionally, along with our contract manufacturers, distributors and ingredients and packaging suppliers, we are subject to laws and regulations related to our food and nutritional products. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the Federal Trade Commission, the Food and Drug Administration ("FDA"), the United States Department of Agriculture (“USDA”), the U.S. Environmental Protection Agency and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for labeling, manufacturing, quality, and safety and regulate marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only enforce regulations that apply to our food and nutritional products, but also review the manufacturing processes and facilities used to produce these products to ensure compliance with applicable regulations in the United States.

We may also be subject to increasing levels of regulation with respect to environmental, social and governance ("ESG") matters. For example, the SEC and the State of California, have adopted, or are considering rules to require companies to provide significantly expanded climate related disclosures, which may require us to incur additional costs to comply, including the implementation of significant additional internal controls processes and procedures.

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

Seasonality

Historically, we have experienced higher sales in the first and second quarters of the fiscal year compared to other quarters, due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. We also have historically incurred higher selling and marketing expenses during these periods. For example, in the year ended December 31, 2023, our first and second quarters combined represented 53% of revenue and 54% of our selling and marketing expenses.

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

Our Culture

To foster these values, we have committed to promote a culture that is professional, collaborative and supportive. We are an inclusive group comprised of bright and talented people who are highly skilled and collaborative, who work hard and are relentless about seizing opportunities and solving problems. We assess our culture and listen to our workforce through periodic employee engagement surveys. Our workplace policies are informed by the feedback we receive from our employees. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity or expression, national origin, disability or protected veteran status. Throughout our organization, including our Board of Directors (the “Board”), we are committed to equality and fostering a diverse and inclusive culture.

Team Member Total Rewards

We aim to provide team members a competitive total rewards program that includes competitive salaries and a broad range of sponsored benefits such as a 401 (k) plan with a Company match, healthcare and insurance benefits, parental leave, health and wellness offerings, product discounts, paid time off and learning and development opportunities, which we believe are competitive with others in our industry.

We are committed to fair and equal pay, respecting all people and all beliefs, and creating a positive social impact.

Employees

We are extremely proud of our team which embodies a diverse mix of backgrounds, industries, and levels of experience. We are a remote-first workplace, and as of December 31, 2023, we employed 582 full-time individuals. Our team members primarily work remotely, but also across our El Segundo, California, Van Nuys, California and Harpenden, United Kingdom locations. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes and the information contained in our other public filings before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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
•
Our co-founder has control over all stockholder decisions because he controls a substantial majority of our voting power through “super” voting stock.

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
•
We may expand into international markets, which would expose us to significant risks.

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
•
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
•
Our nutritional products must comply with regulations of the FDA, as well as state, local and applicable international regulations. Any non-compliance with the FDA or other applicable regulations could harm our business.
•
Our network of Partners could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could have a material adverse effect on our business.
•
Our products or services offered as part of automatically renewing subscriptions or memberships could be found not to be in compliance with laws or regulations in one or more markets, which could have a material adverse effect on our business.
•
Our BODi Bikes and other products may be subject to warranty claims, recalls or intellectual property disputes that could result in significant direct or indirect costs, each of which could have an adverse effect on our business, financial condition, and results of operations.

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

Beginning in early 2022 and continuing in 2023, we executed cost reduction activities intended to streamline the business and strategically align operations, including multiple reductions in headcount. Our strategic alignment initiatives were intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we intended to take under the strategic alignment initiatives and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Additionally, implementation of the strategic alignment initiatives and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reductions in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives, including our strategic alignment initiatives, could result in reputation harm and could diminish confidence in, and the use of, our products and services. The strategic alignment initiatives have required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. We also cannot assure you that it will impact our ability to achieve or maintain profitability.

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

We rely on social media marketing through various social media platforms, such as Instagram, YouTube and Facebook, as a means to engage with our existing customers as well as attract new customers. Existing and new customers alike interact with the brand both organically, through posts by the BODi community, as well as through distributors via their own social media accounts. While the use of social media platforms allows us access to a broad audience of consumers and other interested persons, our use of, and reliance on, social media as a key marketing tool exposes us to significant risk of widespread negative publicity. Social media users generally have the ability to post information to social media platforms without filters or checks on accuracy of the content posted. Information concerning the Company or its many brands may be posted on such platforms at any time. Such information may be adverse to our interests or may be inaccurate, each of which can harm our reputation and value of our brands. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our products and offerings, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage. Social media platforms may be used to attack us, our information security systems, including through use of spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial of service attacks, password attacks, “Man in the Middle” attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. As such, the dissemination of information on social media platforms and other online platforms could materially and adversely affect our business, results of operations and financial condition, regardless of the information’s accuracy.

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

Our digital platforms which provide recurring subscription revenue also provide a significant portion of our revenue, accounting for approximately 49% of revenue for the year ended December 31, 2023. Our nutrition products also constitute a significant portion of our revenue, accounting for approximately 47% of revenue for the year ended December 31, 2023 and Shakeology, our premium nutrition shake, specifically constitutes a significant portion of our revenue, accounting for approximately 20% of revenue for the year ended December 31, 2023. If consumer demand for these products decreases significantly or we cease offering these products without a suitable replacement, our operations could be materially adversely affected. Despite these efforts, our financial performance currently remains dependent on a few products. Any significant diminished consumer interest in these products would adversely affect our business. We could also experience adverse financial consequences if we fail to sustain market interest in our BODi Bike business, which accounted for approximately 4% of revenue for the year ended December 31, 2023. We may not be able to develop successful new products or implement successful enhancements to existing products. Any products that we do develop or enhance may not generate sufficient revenue to justify the cost of developing and marketing these products.

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

We are also subject to competition for the recruitment of distributors from other organizations, including those that market nutritional products, dietary and nutritional supplements, and personal care products as well as other types of products. Our ability to remain competitive depends, in part, on our success in recruiting and retaining Partners through an attractive compensation plan, the maintenance of an attractive product portfolio, and other incentives. We cannot ensure that our programs for recruitment and retention efforts will be successful, or that we will be able to continue to offer the same compensation plans to our Partners. We have recently changed the compensation plans for our Partners and such changes, and any future changes, may have an adverse effect on our relationships with our current Partners or our ability to recruit new Partners.

We compete with other direct selling organizations, some of which have longer operating histories and higher visibility, name recognition and financial resources. The Company competes for new Partners on the basis of the culture, premium quality products and compensation plan. We envision the entry of many more direct selling organizations into the marketplace as this channel of distribution expands. There can be no assurance that the Company will be able to successfully meet the challenges posed by increased competition.

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

Through our BODi Bike platform, we offer complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those which will be offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could make our products and services unsafe, create a risk of environmental or property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time we may experience outages, service slowdowns, or errors that affect our fitness and wellness programming. As a result, our services may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-downs or write-offs of inventory, property, plant and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, quality problems could adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and services, delay in new product and service introductions, and lost revenue.

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

Our co-founder has control over all stockholder decisions because he controls a substantial majority of our voting power through our Class X common stock, or “super” voting stock.

Our co-founder, Carl Daikeler, owns or controls “super” voting shares of the Company that represent over 80% of the voting power of the Company, as of December 31, 2023. Mr. Daikeler and certain of his affiliated entities own a majority of the Company’s outstanding Class X common stock, which stock carries 10 votes per share, and, therefore, controls a majority of the voting power of the Company’s outstanding common stock. The Class X common stock carries substantially similar rights as the Class A common stock, except that each share of Class X common stock carries 10 votes. Therefore, Mr. Daikeler alone can exercise voting control over a majority of our voting power. As a result, Mr. Daikeler has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors, amendments to the Company’s organizational documents and approval of major corporate transactions. This concentrated control could give our founder the ability to delay, defer or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that other stockholders support. Conversely, this concentrated control could allow our co-founder to consummate such a transaction that our other stockholders do not support. In addition, our founder may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

The Class X common stock will automatically convert into Class A common stock if Mr. Daikeler no longer provides services to BODi as a senior executive officer or director or if Mr. Daikeler and certain of his affiliated entities have sold more than 75% of the shares of Class X common stock held by them at the time of the consummation of the Business Combination.

As our Chief Executive Officer, Mr. Daikeler has control over our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our Board. As a board member and officer, Mr. Daikeler owes a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Daikeler is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally. Even if Mr. Daikeler’s employment with us is terminated, he will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval.

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

So long as more than 50% of the voting power for the election of directors of the Company is held by an individual, a group or another company, the Company will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As of December 31, 2023, Mr. Daikeler and certain of his affiliated entities currently control in the aggregate over 80% of the voting power of our outstanding capital stock. As a result, the Company will be a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

On August 8, 2022 we entered into a senior secured term loan facility (the “Term Loan”) by and among us, Beachbody, LLC, and certain subsidiaries of the Company. The loan documents for the Term Loan include a Financing Agreement (as amended from time to time, the “Financing Agreement”) entered into by the Company, certain subsidiaries of the Company, the lenders party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent for such lenders. The Financing Agreement contains a number of covenants that limit our ability, and the ability of certain of our subsidiaries, to:

•
incur additional indebtedness;
•
incur additional liens;
•
consolidate, merge, dissolve, or make certain other organizational changes;
•
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

Covenant restrictions may limit our operations and impact our ability to make payments to our investors.

Some of our existing and/or future debt and other securities may contain covenants that restrict our activities. These may include covenants that limit our operations or impact our ability to make distributions or other payments unless certain financial tests or other criteria are satisfied, as well as certain other customary affirmative and negative covenants.

Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.

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

The Term Loan pursuant to the Financing Agreement is scheduled to mature on February 8, 2026. We may be unable to refinance any of our indebtedness prior to maturity or obtain additional financing. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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

We may expand into international markets, which would expose us to significant risks.

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
•
increased complexity in connection with meeting our tax compliance and reporting responsibilities, and the potential for the incurrence of incremental withholding or other taxes;
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

We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may face limited brand recognition in parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by consumers in new markets. We may also face challenges to acceptance of our fitness, supplements and nutritional products, and wellness content in new markets. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition, and operating results. In addition, as we continue to expand our international operations, our exposure to foreign currency risk could become more significant and could have a significant and potentially adverse, effect on our results of operations. We have not entered into hedges against foreign currency risk since the first quarter of 2023.

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

In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which created new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, receive detailed information about how their personal information is used and shared, and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA also prohibits discrimination against individuals who exercise their privacy rights. Additionally, the California Privacy Rights Act (“CPRA”), was passed in California in November 2020 and became effective in July 2023 and effectively replaces and expands the scope of the CCPA. In particular, the CPRA restricts the use of certain categories of sensitive personal information that we handle; establishes restrictions on the retention of personal information; expands the types of data breaches subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the

CPRA, as well as impose administrative fines. The CPRA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action has increased the likelihood of, and risks associated with, data breach litigation.

The enactment of the CCPA and CPRA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. For example, Virginia, Utah, Colorado, Connecticut, Indiana, Iowa, Montana, Tennessee, Texas, and Oregon have passed similar laws, which started coming into effect in 2023, reflecting a trend toward more stringent privacy legislation in the United States. Other states, such as New York and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of personal information. Further, other U.S. states are considering such laws, and there remains increased interest at the federal level.

In the EU, the GDPR came into effect in 2018 and implemented stringent operational requirements for processors and controllers of personal data, including, for example, requiring expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notifications, and higher standards for data controllers to demonstrate that they have obtained either valid consent or have another legal basis to justify their data processing activities. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities, which could further limit our ability to use and share personal data and could require localized changes to our operating model. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the United States. For example, in 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information from the EU to the U.S.) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In addition, after the United Kingdom (“UK”), left the EU, the UK enacted the UK GDPR, which together with the amended UK Data Protection Act 2018 retains the GDPR in UK national law, but also creates complexity and uncertainty regarding transfers between the UK and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model. Other jurisdictions besides the United States, EU and UK also have laws governing data privacy and security, such as Brazil’s Lei Geral de Proteção de Dados (“LGPD”), or are considering the adoption of new laws. Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in some jurisdictions.

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

Nearly all of our revenue is generated over the internet via our websites, mobile applications and third-party over-the-top ("OTT") services and websites. The operation of our direct-to-consumer e-commerce business through our mobile applications and websites depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our products.

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

The Apple App Store is a key primary distribution platform for our BODi app. We expect to generate a significant portion of our revenue through the platform for the foreseeable future. Any deterioration in our relationship with Apple would harm our business and revenue.

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

In 2023, the SEC issued final rules related to cybersecurity risk management, strategy governance and incident disclosure, which may further increase our regulatory burden and the cost of compliance in such events. Smaller reporting public companies, such as the Company, must comply with the cybersecurity incident reporting obligations by December 18, 2023 and must comply with the other disclosure obligations beginning with annual reports for fiscal years ending on or after December 15, 2023. In addition, many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal information. These laws may be subject to alterations and revisions, and if we fail to comply with our obligations under such laws in the jurisdictions in which we operate, we could be subject to regulatory action and lawsuits. We may also have other obligations, for example, under contracts, to notify customers or other counterparties of a security incident, including a data security breach. Regardless of our contractual protections, if an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer protection, and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

We could be subject to a cyber incident or other adverse event that threatens the confidentiality, integrity or availability of information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, vendors and employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems and will likely continue to experience security incidents of varying degrees. While we do not believe these incidents have had a material impact to date, as our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to customer data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets.

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

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

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

As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, violations for rights of publicity, or other claims based on the nature and content of materials that we produce, license and distribute. We also may face potential liability for content used in promoting workouts and products, including marketing materials. We may decide to remove content from our workouts or to discontinue or alter our production of types of content if we believe such content might not be well received by our customers or could be damaging to our brand and business. Additionally, we may also become subject to privacy litigation based on claims made by plaintiffs, such as regarding possible violations of the Video Privacy Protection Act.

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

Increasing attention to, and evolving expectations regarding ESG matters may impact our business and reputation.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other impacts to our business, financial condition, or results of operations.

We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, various policymakers, such as the SEC and the State of California, have adopted, or are considering adopting rules to require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Our nutritional products must comply with regulations of the FDA, as well as state, local and applicable international regulations. Any non-compliance with the FDA or other applicable regulations could harm our business.

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

Our Partner network program could be found not to be in compliance with current or newly adopted laws or regulations in one or more markets, which could have a material adverse effect on our business.

Our Partner network program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our Partner network program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing programs generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our partner network program is in full compliance with applicable laws or regulations governing network marketing programs, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our Partner network program to comply with current or newly adopted regulations could have a material adverse effect on our business in a particular market or in general.

We are also subject to the risk of private party challenges to the legality of our Partner network program. The network marketing programs of other companies have been successfully challenged in the past. An adverse judicial determination with respect to our Partner network program, or in proceedings not involving us directly but which challenge the legality of network marketing systems, could have a material adverse effect on our business.

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

We have implemented an anti-corruption compliance program and policies, procedures and training designed to foster compliance with these laws; however, our employees, contractors, and agents, and companies to which we outsource some of our business operations, may take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, operating results and prospects.

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

We have been, and may in the future be, subject to claims that we infringed certain intellectual property rights of third parties, and such claims could result in costly litigation expenses or the loss of significant rights related to, among other things, our products and marketing activities, including as it relates to our BODi Bikes stationary bike products.

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

In addition, a portion of our customers access our products through OTT services such as Apple TV and Roku. These OTT services are managed by third parties that we do not control, and any changes in such systems or services that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage through these services.

Our BODi Bikes may be subject to warranty claims that could result in significant direct or indirect costs, or these products could experience greater returns than expected, either of which could have an adverse effect on our business, financial condition, and operating results.

Our BODi Bikes line of products generally provides a minimum 12-month limited warranty on all of our bikes. The occurrence of any material defects in our products could make it liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of its products could affect our brand image, decrease consumer and subscriber confidence and demand, and adversely affect our financial condition and operating results. Also, while its warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and operating results.

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

Risks Related to Ownership of Our Common Stock

The price of shares of our Class A common stock may experience volatility.

The market price of our Class A common stock could be substantially affected by general market conditions, the extent of the secondary market for our Class A common stock, the extent of institutional investor interest in us, our financial performance, cash flows, financial condition and prospects and general stock and bond market conditions.

The U.S. stock markets, including the NYSE, on which shares of our Class A common stock are listed, historically have experienced significant price and volume fluctuations. As a result, the market price of shares of our Class A common stock has similarly been volatile, and investors in our Class A common stock may experience a decrease in the market price of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. The market price of our Class A common stock could be subject to wide fluctuations in response to our financial performance, cash flows, financial condition and prospects, government regulatory action or inaction, tax laws, interest rates and general market conditions and other factors such as:

•
changes in discretionary spending trends, desires and behaviors of consumers or their perception of our brand;
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
•
a general deterioration of economic conditions or a change in consumer spending preferences or buying trends;

•
failure of our suppliers, manufacturers or logistics providers to perform their obligations to use for technical, market or other reasons;
•
equity issuances by us (or the issuance of securities convertible into, or exchangeable for, our common stock), or future sales of substantial amounts of our common stock by our existing or future stockholders, or the perception that such issuances or future sales may occur;
•
changes in market valuations of similar companies;
•
fluctuations in stock market prices and volumes from time to time due to a variety of factors, including from sales of shares of our Class A common stock by our stockholders;
•
our dependence on key personnel whose continued services is not guaranteed;
•
our operating performance and the performance of other similar companies;
•
actual or anticipated differences in our quarterly or annual operating results from those expected;
•
changes in expectations of future financial performance or changes in estimates of securities analysts;
•
publication of research reports about us or our industry by securities analysts;
•
adverse market reaction to any indebtedness we incur in the future, or our failure to establish debt levels that investors believe are appropriate;
•
strategic decisions by us or our competitors, such as acquisitions, divestments, spin offs, joint ventures, strategic investments or changes in business strategy;
•
legislative and regulatory changes that could adversely affect our industry;
•
adverse speculation in the press or investment community;
•
changes in our earnings;
•
failure to comply with the rules of the NYSE or maintain the listing of our common shares on the NYSE;
•
failure to comply with the requirements of the Sarbanes‑Oxley Act;
•
actions by institutional and retail shareholders;
•
actual, potential or perceived accounting problems;
•
litigation related to challenges to our multi‑level marketing business model;
•
changes in accounting principles; and
•
general market and local, regional and national economic conditions, including factors unrelated to our operating performance and prospects.

No assurance can be given that the market price of our Class A common stock will not fluctuate or decline significantly in the future or that holders of shares of Class A common stock will be able to sell their shares when desired on favorable terms, or at all. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow, our ability to execute on our business strategy, our ability to make distributions to our shareholders and per share market price of our common shares.

You may experience future dilution as a result of future equity offerings or other equity issuances.

To raise additional capital, we may in the future offer shares of our Class A common stock or other securities convertible into or exchangeable for our Class A common stock. We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by our existing stockholders. The price per share at which we sell shares of our Class A common stock or other securities convertible into or exchangeable for our Class A common stock in future transactions may be higher or lower than the current price per share. Investors who purchase shares or other securities in the future could have rights superior to existing stockholders.

The number of shares of our Class A common stock available for future issuance or resale could adversely affect the market price of our Class A common stock.

Our Certificate of Incorporation provides that we may issue up to 2,000,000,000 shares, consisting of: (i) 1,600,000,000 shares of Class A common stock; (ii) 200,000,000 shares of Class X common stock; (iii) 100,000,000 shares of Class C common stock, $0.0001 par value per share; and (iv) 100,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2023, there are 3,978,356 and 2,729,003 shares of Class A common stock and Class X common stock outstanding, respectively. As of December 31, 2023, there are no shares of Class C common stock or preferred stock outstanding. Future issuances of shares of our Class A common stock or other securities convertible into, or exchangeable or exercisable for, shares of our Class A common stock could dilute stockholders and could have an adverse effect on the market price per share of our Class A common stock. Holders of our Class A common stock are not entitled to preemptive rights or other protections against dilution.

The vesting of any restricted stock or other equity awards granted to certain directors, executive officers and other employees under our equity incentive plan, or the issuance of shares of our Class A common stock in connection with future business acquisitions, could have an adverse effect on the market price per share of our Class A common stock. In addition, the existence of options or shares of Class A common stock reserved for issuance as restricted Class A common stock may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.

Issuances of substantial amounts of our Class A common stock (including issuances of shares of Class A common stock pursuant to the exercise of convertible or exchangeable securities or options) or the resale of substantial amounts of shares of our Class A common stock, or the perception that such issuances or resales might occur, could adversely affect the market price per share of our Class A common stock.

Because we do not expect to declare cash dividends on our Class A common stock in the foreseeable future, shareholders must rely on appreciation of the value of our Class A common stock for any return on their investment.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not expect to declare or pay any cash dividends in the foreseeable future. As a result, only appreciation of the price of our Class A common stock, if any, will provide a return to investors in this offering.

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

United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Significant deviation from forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In 2023, we recognized an impairment of our goodwill and various intangible assets of $40.0 million and $3.1 million, respectively. In 2022, we recognized an impairment of various intangible assets of $19.9 million. Any significant impairment write-down of goodwill or long-lived assets in the future and the negative perception of such impairment could have an adverse effect on our stock price and could impair our ability to obtain new financing on commercially reasonable terms.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Our independent registered public accounting firm may be required to audit the effectiveness of our internal controls over financial reporting pursuant to Section 404 in future Form 10-K filings. Our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

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

We identified material weaknesses in our internal control over financial reporting which, if not remediated appropriately or timely, could result in the loss of investor confidence and adversely impact our business operations and our stock price.

We identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2022. For the Company's information technology general controls (ITGCs) over information systems and applications that are relevant to the preparation of the consolidated financial statements. The Company did not maintain (i) sufficient user access controls to ensure appropriate segregation of duties and to restrict access to financial applications, programs and data to only authorized users, and (ii) program change management controls to ensure that information technology program and data changes affecting financial information technology applications and underlying accounting records are appropriately authorized and implemented. Business process controls that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs were also deemed ineffective. Additionally, the Company did not maintain effective controls over its impairment analyses for goodwill and long-lived assets as it did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over the forecasts used in developing estimates of fair value. Accordingly, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

In the year ended December 31, 2023, the Company implemented new and enhanced procedures and controls which resulted in the remediation of the material weaknesses. However, if we were to identify any new material weaknesses, or if we are otherwise unable to maintain effective internal control over financial reporting, then our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be in violation of covenants contained in the agreements governing our debt. We could also be subject to sanctions or investigations by the stock exchange on which our shares are listed, the SEC or other regulatory authorities, which could result in a material adverse effect on our business. These outcomes could subject us to litigation, civil or criminal investigations or enforcement actions requiring the expenditure of financial resources and diversion of management time, could negatively affect investor confidence in the accuracy and completeness of our financial statements and could also adversely impact our stock price and our access to the capital markets.

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

Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Second Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents or our stockholders, (3) any action asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL, (4) any action to interpret, apply, enforce or determine the validity of our Proposed Charter or Bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. A complaint asserting a cause of action under the Securities Act of 1933, as amended, may be brought in state or federal court. With respect to the Securities Exchange Act of 1934, as amended, only claims brought derivatively under the Securities Exchange Act of 1934, as amended, would be subject to the forum selection clause described above. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our

Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws to be inapplicable or unenforceable in such action. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and operating results. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Our ability to raise capital in the future may be limited.

Our business and operations have consumed and may continue to consume resources faster than we anticipate. These expenditures and our expectations of future cash flows have increased our needs for liquidity to operate our business. As a result, we expect to need to raise additional funds through the issuance of new equity securities, debt or a combination of both or the sale of assets. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. In addition, any sale or perception of a possible sale by our stockholders, and any related decline in the market price of our common stock, could impair our ability to raise equity capital. If we incur or issue debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Any sale of our assets to generate cash proceeds may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Because our decision to issue securities in any future offering or sell assets will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or the terms of any future asset sales. Thus, our stockholders bear the risk of our future financings to finance our business, which could reduce the market price of our common stock and dilute their interest.

We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.

We completed a reverse stock split (the "Reverse Stock Split") of our common stock by a ratio of 1-for-50 effective November 21, 2023. The liquidity of our common stock may be adversely affected by the Reverse Stock Split as a result of the reduced number of shares outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales. Reducing the number of outstanding shares of our common stock through the Reverse Stock Split is intended, absent other factors, to increase the per share market price of our common stock. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock. As a result, there can be no assurance that the Reverse Stock Split will result in the intended benefits, that the market price of our common stock will remain higher following the Reverse Stock Split or that the market price of our common stock will not decrease in the future.

Failure to meet investor and stakeholder expectations regarding ESG matters may damage our reputation.

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

Our ability to use our net operating loss carryforwards (NOLs) to offset future taxable net income may be subject to limitations.

As of December 31, 2023, we had approximately $339.9 million in federal and $384.7 million in state NOLs. Of this amount, our state NOLs and $2.3 million of our federal NOLs will begin to expire in 2025 and 2037, respectively, and the remainder of our federal NOLs is not subject to expiration but generally may only be used to offset 80% of our taxable income.

If an ownership change, as defined in Section 382 of the Internal Revenue Code (the "Code"), occurs or has occurred with respect to our Class A common stock, our ability to use NOLs to offset taxable income would be subject to certain limitations. Generally, an ownership change occurs under Section 382 of the Code if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our stock over a rolling three-year period. If an ownership change occurs, our ability to use NOLs to reduce taxable net income would generally be limited (the determination of such a limitation is complicated, but as a general manner relevant rules impose a limitation determined by multiplying the fair market value of our stock immediately prior to the ownership change by the long-term tax-exempt interest rate). We have not completed a study to determine whether an ownership change under Section 382 of the Code has occurred with respect to us, and future changes in our Class A common stock ownership may result in an ownership change, potentially limiting our ability to use our NOLs.

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

In addition, we may be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect that at such time we will incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already engaged additional resources to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security methods and controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

There can be no assurances that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or are effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any notable incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Security Officer (CSO), as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CSO, Chief Financial Officer (CFO), Chief Operating Officer (COO) and Chief Legal Officer (CLO), are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program. Our management team works closely with our CSO who has over 20 years experience in information technology and operational technology security, and specialized training, including graduating from the Federal Bureau of Investigation Chief Information Security Officer Academy.

Our management team supervises efforts to help prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the technical environment.

Item 2. Properties.

Our corporate headquarters are located in El Segundo, California, where we occupy facilities totaling approximately 42,000 square feet under a lease that expires in 2024. In addition to our corporate headquarters, we owned and operated as of December 31, 2023 a production facility of approximately 19,400 square feet in Van Nuys, California where we produce our content.

On February 29, 2024, we sold the Van Nuys production facility and entered into a five year lease of the facility. See Note 23, Subsequent Events, for more information on the sale and leaseback of the Van Nuys production facility.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. This matter is pending as of the date of this annual report.

On September 6, 2023 Dish Technologies LLC and SLING TV LLC (the "DISH Entities") filed a complaint with the United States District Court for the District of Delaware alleging that the Company infringed on the DISH Entities' patents and used technology belonging to the DISH Entities without their permission. The plaintiffs are seeking monetary damages and injunctive relief. This matter is pending as of the date of this annual report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock began trading on the New York Stock Exchange (the “NYSE”) under the symbol “BODY” on June 28, 2021. Prior to that date, there was no public trading market for our Class A common stock. On March 4, 2024 we changed the symbol to "BODI".

Our Class X common stock is not listed or traded on any stock exchange.

Our Class C common stock is not listed or traded on any stock exchange.

Holders of Record

As of February 26, 2024, there were 42 registered holders of our Class A common stock, three registered holders of our Class X common stock, and no registered holders of our Class C common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings for the foreseeable future will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board and would depend upon various factors, including our operating results, financial condition, and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our Board.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Repurchases of Our Common Stock

There were no repurchases of common stock during the fourth quarter of 2023.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K (this “Report”) and the section entitled “Risk Factors.” Unless otherwise indicated, the terms “Beachbody,” "BODi," “we,” “us,” “our,” or the “Company” refer to The Beachbody Company, Inc., a Delaware corporation, together with its consolidated subsidiaries.

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
•
other than the pre-funded warrants, our warrants are accounted for as liabilities and changes in the value of such warrants could have a material effect on our financial results;
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

We offer nutritional products such as Shakeology® nutrition shakes, Beachbody Performance supplements and BEACHBAR® snack bars as well as a professional-grade stationary cycle with or without a 360-degree touch screen tablet and connected fitness software.

In the health, wellness and fitness industry, we focus primarily on digital content, supplements, connected fitness, and consumer health and wellness. Our goal is to continue to provide holistic health and wellness content and subscription-based solutions. Leveraging our history of fitness content creation, nutrition innovation, and our network of micro-influencers, whom we call "Partners", we plan to continue market penetration into the health and wellness markets to reach a wider health, wellness and fitness audience.

Our revenue is generated primarily through our network of Partners, social media marketing channels, and direct response advertising. Components of revenue include recurring digital subscription revenue, revenue from the sale of nutritional and other products and connected fitness revenue. In addition to selling individual products on a one-time basis, we bundle digital and nutritional products together at discounted prices.

For the year ended December 31, 2023, as compared to the year ended December 31, 2022:

•
Total revenue was $527.1 million, a 24% decrease;
•
Digital revenue was $258.4 million, a 14% decrease;
•
Nutrition and other revenue was $249.5 million, a 29% decrease;
•
Connected fitness revenue was $19.2 million, a 50% decrease;
•
Operating expenses were $464.1 million, compared to $572.7 million;
•
Net loss was $152.6 million, compared to a net loss of $194.2 million; and
•
Adjusted EBITDA loss was $8.7 million, compared to Adjusted EBITDA loss of $23.3 million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Recent Developments

2023 Equity Offering

On December 10, 2023, the Company entered into a securities purchase agreement for the issuance and sale of 420,769 shares of Class A common stock at a purchase price of $9.75 per share and pre-funded warrants to purchase up to 122,821 shares of Class A common stock at a pre-funded purchase price of $9.7499 per share and an exercise price of $0.0001 per share with certain institutional investors in a registered direct offering. The Company received proceeds of $4.9 million, net of placement agent fees. The Company also issued 543,590 warrants (the "Common Stock Warrants") to purchase 543,590 shares of Class A common stock at an exercise price of $11.24 per share in a concurrent private placement. On January 12, 2024, the investor exercised all of the pre-funded warrants and converted them into 122,821 shares of the Company's Class A common stock. See Note 15, Stockholders' Equity, to our consolidated financial statements included elsewhere in this Report for additional information regarding the Equity Offering (defined later).

Reverse Stock Split

On November 21, 2023, we effected a 1-for-50 reverse stock split of our issued and outstanding common stock. The reverse stock split did not change the authorized number of shares or the par value of our common stock or preferred stock, but did effect a proportional adjustment to the number of shares of common stock outstanding, per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock awards ("RSU's"), the number of shares of common stock under the Employee Stock Purchase Plan (the "ESPP"), the conversion rate of our outstanding warrants into common stock and the number of shares of common stock eligible for issuance under our 2021 Stock Plan (the "2021 Plan"). See Note 15, Stockholders' Equity, to our consolidated financial statements included elsewhere in this Report for additional information regarding the reverse stock split.

Goodwill and Intangible Asset Impairment

Our annual goodwill impairment test, which was performed as of December 31, 2023, determined that our goodwill was impaired and we recorded goodwill impairment of $40.0 million in the year ended December 31, 2023. See Note 1, Description of Business and Summary of Significant Accounting Policies and Note 8, Goodwill, to our consolidated financial statements included elsewhere in this Report for additional information regarding the goodwill impairment recorded in the year ended December 31, 2023. We also determined as of December 31, 2023 that our intangible assets were impaired and we recorded an intangible asset impairment of $3.1 million in the year ended December 31, 2023. See Note 1, Description of Business and Summary of Significant Accounting Policies and Note 9, Intangible Assets, net, to our consolidated financial statements included elsewhere in this Report for additional information regarding the intangible asset impairment recorded in the year ended December 31, 2023.

Impairment and Sale of Investment

In December 2023, the Company recorded a $4.0 million impairment on its $5.0 million investment in equity securities of a privately-held company based on an observable price change. The Company sold this investment on January 9, 2024 for $1.0 million and made a partial prepayment on the Term Loan of $1.0 million. The Company also entered into the Third Amendment (defined later) which amended the minimum liquidity financial covenant. See Note 23, Subsequent Events, to our consolidated financial statements included elsewhere in this Report for additional information on the sale of this investment and the Third Amendment.

Sale/Leaseback of Property

On February 29, 2024, we sold our Van Nuys production facility which had a net carrying value of $4.8 million at December 31, 2023, for $6.2 million. Simultaneous with the sale we entered into a five year lease of the facility at an annual base rate of $0.3 million per year. The Company used the proceeds received from the sale to make a partial prepayment of $5.5 million on the Term Loan. The Company also entered into the Fourth Amendment (defined later) which amended the minimum liquidity financial covenant. See Note 23, Subsequent Events, to our consolidated financial statements included elsewhere in this Report for additional information on the sale and leaseback of this facility and the Fourth Amendment.

2024 Restructuring

In January 2024, the Company executed cost-reduction initiatives intended to streamline the business. These actions are expected to result in approximately $1.7 million in costs consisting primarily of termination benefits during the first quarter of 2024.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions:

	As of December 31,
	2023	2022
(in millions)
Digital subscriptions	1.31	1.95
Nutritional subscriptions	0.16	0.22

Please see "Non-GAAP Information" below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

	Year Ended December 31,
	2023	2022
(in millions, except for percentages)
Average digital retention	96.0%	95.9%
Total streams	98.2	120.5
DAU/MAU	31.3%	30.1%

Revenue	$527.1	$692.2
Gross profit	$323.1	$369.6
Gross margin	61.3%	53.4%

Net loss	$(152.6)	$(194.2)
Adjusted EBITDA (1)	$(8.7)	$(23.3)

(1) See “Non-GAAP Information” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Digital Subscriptions

Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions include BOD (through March 2023), BODi, and prior to July 2022, Openfit subscriptions. Digital subscriptions include paid and free-to-pay subscriptions with free-to-pay subscriptions representing approximately

1% of total digital subscriptions on average. Digital subscriptions are inclusive of all billing plans, currently for annual, quarterly and monthly billing intervals.

Nutritional Subscriptions

Nutritional subscriptions include monthly subscriptions for nutritional products such as Shakeology, Beachbody Performance, BEACHBAR, Bevvy, and Ladder Supplements. We also package and bundle the content experience of digital subscriptions with nutritional subscriptions to optimize customer results.

Average Digital Retention

We use month-over-month digital subscription retention, which is defined as the average rate at which the total subscriber file is retained for the next period, to measure customer retention. For example, a 95% average digital retention rate would correspond with retaining each month an average of 95% of digital subscribers existing at the beginning of that month. A 95% average digital retention rate would translate into a loss at the end of a quarter of approximately 15% of the subscribers existing at the beginning of the quarter. This calculation excludes new customer acquisitions or subscribers added in a specific month, so this calculation can never exceed 100%.

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

We define and calculate Adjusted EBITDA as net income (loss) adjusted for impairment of goodwill and intangible assets, depreciation and amortization, amortization of capitalized cloud computing implementation costs, amortization of content assets, interest expense, income tax provision (benefit), equity-based compensation and other items that are not normal, recurring, operating expenses necessary to operate the Company’s business as described in the reconciliation below.

We include this non-GAAP financial measure because it is used by management to evaluate BODi’s core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-cash (for example, in the case of depreciation and amortization, impairment of goodwill and intangible assets and equity-based compensation) or are not related to our underlying business performance (for example, in the case of restructuring costs, interest income and expense).

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Net loss	$(152,641)	$(194,192)
Adjusted for:
Impairment of goodwill	40,000	—
Impairment of intangible assets	3,092	19,907
Impairment of other investment	4,000	—
Loss on partial debt extinguishment (1)	3,168	—
Depreciation and amortization	39,573	74,848
Amortization of capitalized cloud computing implementation costs	179	492
Amortization of content assets	23,755	24,276
Interest expense	8,874	3,368
Income tax provision (benefit)	37	(3,053)
Equity-based compensation	23,891	17,620
Employee incentives, expected to be settled in equity (2)	(5,466)	5,466
Inventory net realizable value adjustments (3)	—	24,864
Restructuring and platform consolidation costs (4)	7,169	11,718
Change in fair value of warrant liabilities	(2,679)	(8,322)
Non-operating (5)	(1,649)	(257)
Adjusted EBITDA	$(8,697)	$(23,265)

(1) Represents the loss related to the $15.0 million partial debt prepayment that the Company made on July 24, 2023.

(2) The non-cash charge for employee incentives which were expected to be settled in equity was recorded and included in the Adjusted EBITDA calculation during the year ended December 31, 2022. During the year ended December 31, 2023, we reclassified the non-cash charge from employee incentives expected to be settled in equity to equity-based compensation because we settled certain employee incentives with RSU awards during the period.

(3) Represents a non-cash expense to adjust the carrying value of our connected fitness inventory and related future commitments. This adjustment was included during the year ended December 31, 2022 because of its unusual magnitude due to disruptions in the connected fitness market.

(4) Includes restructuring expense and personnel costs associated with executing our key growth priorities during the year ended December 31, 2023 and with the consolidation of our digital platforms during the year ended December 31, 2022. The cost primarily relates to termination benefits related to headcount reductions.

(5) Primarily includes interest income.

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

The following discussion of our results of operations is on a consolidated basis.

(in thousands)	Year Ended December 31,
	2023	2022
Revenue:
Digital	$258,370	$300,673
Nutrition and other	249,510	353,331
Connected fitness	19,229	38,195
Total revenue	527,109	692,199
Cost of revenue:
Digital	64,942	66,419
Nutrition and other	109,170	164,753
Connected fitness	29,910	91,454
Total cost of revenue	204,022	322,626
Gross profit	323,087	369,573
Operating expenses:
Selling and marketing	282,147	359,987
Enterprise technology and development	74,407	104,363
General and administrative	57,932	78,426
Restructuring	6,497	10,047
Impairment of goodwill	40,000	—
Impairment of intangible assets	3,092	19,907
Total operating expenses	464,075	572,730
Operating loss	(140,988)	(203,157)
Other income (expense)
Loss on partial debt extinguishment	(3,168)	—
Impairment of other investment	(4,000)	—
Change in fair value of warrant liabilities	2,679	8,322
Interest expense	(8,874)	(3,368)
Other income, net	1,747	958
Loss before income taxes	(152,604)	(197,245)
Income tax (provision) benefit	(37)	3,053
Net loss	$(152,641)	$(194,192)

Revenue

Revenue includes digital subscriptions, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products, access to our online Partner business management platform, preferred customer program memberships and other fitness-related products. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscriptions revenue is recognized ratably over the subscription period of up to 38 months.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$258,370	$300,673	$(42,303)	(14%)
Nutrition and other	249,510	353,331	(103,821)	(29%)
Connected fitness	19,229	38,195	(18,966)	(50%)
Total revenue	$527,109	$692,199	$(165,090)	(24%)

The decrease in digital revenue for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily attributable to a $37.8 million decrease in revenue from our digital streaming services due to 33% fewer subscriptions as a result of lower demand and a decrease of $4.4 million in fees from Partners due to a 28% decrease in the number of Partners, partially offset by an increase in revenue per subscription due primarily to the conversion from BOD to BODi during the year. As of December 31, 2023, approximately 80% of our digital subscriptions were BODi subscriptions and the BODi subscription had an increase in price as compared to the BOD subscriptions (e.g. increase in the annual BODi subscription to $179 from $120 for the annual BOD subscription).

The decrease in nutrition and other revenue for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily attributable to a $85.9 million decrease in revenue from nutritional products due to 25% fewer nutritional subscriptions as a result of lower demand and a $9.5 million decrease in revenue generated from our preferred customer fees as there was a 36% decrease in preferred customers and a $4.3 million decrease in fitness accessories revenue.

The decrease in connected fitness revenue for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a 34% decrease in the number of bikes delivered (from 31,471 in 2022 to 20,853 in 2023) and a 29% decrease in the average sales price for a bike.

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

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$64,942	$66,419	$(1,477)	(2%)
Nutrition and other	109,170	164,753	(55,583)	(34%)
Connected fitness	29,910	91,454	(61,544)	(67%)
Total cost of revenue	$204,022	$322,626	$(118,604)	(37%)

Gross profit
Digital	$193,428	$234,254	$(40,826)	(17%)
Nutrition and other	140,340	188,578	(48,238)	(26%)
Connected fitness	(10,681)	(53,259)	42,578	80%
Total gross profit	$323,087	$369,573	$(46,486)	(13%)

Gross margin
Digital	74.9%	77.9%
Nutrition and other	56.2%	53.4%
Connected fitness	(55.5%)	(139.4%)
Total gross margin	61.3%	53.4%

The decrease in digital cost of revenue for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was due to a $3.2 million decrease in depreciation expense as a result of the end of the useful life of certain fixed asset, a $1.5 million decrease in streaming costs due to lower platform usage and a $0.5 million decrease in the amortization of content assets as a result of lower production spend partially offset by a $1.6 million increase in program revisions and a $1.5 million increase in customer service due to an increase in the volume of contacts related to digital revenue due to the migration of customers from BOD to BODi. The decrease in digital gross margin for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily a result of fixed expenses on lower digital revenue.

The decrease in nutrition and other cost of revenue for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $17.8 million decrease in product costs and a $14.1 million decrease in fulfillment and shipping expense related to the decrease in nutrition and other revenue, lower inventory adjustments of $8.2 million, a $6.0 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets and a $4.7 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue. Nutrition and other gross margin increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of lower inventory adjustments.

The decrease in connected fitness cost of revenue for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was driven by a $27.8 million decrease in product costs as a result of the decrease in the number of bikes delivered and inventory adjustments recorded in previous periods, lower inventory adjustments of $21.0 million, a $6.5 million decrease in freight, fulfillment, and shipping expenses as the result of a 34% decrease in the number of bikes delivered and a $3.2 million decrease in amortization expense due to intangible asset impairment recorded in the fourth quarter of 2022. The connected fitness negative gross margin improvement for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily a result of lower product costs on bikes delivered, due to previous inventory adjustments, and lower inventory adjustments, partially offset by the impact of higher freight costs and fixed warehousing expenses on lower connected fitness revenue.

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

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$282,147	$359,987	$(77,840)	(22%)
As a percentage of total revenue	53.5%	52.0%

The decrease in selling and marketing expense for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $46.5 million decrease in Partner compensation as a result of lower commissionable revenue, a $14.1 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the current and prior year and a $9.9 million decrease in the amortization of intangible assets due to the impairment of certain assets in the fourth quarter of 2022.

Selling and marketing expense as a percentage of total revenue increased by 150 bps primarily due to the decrease in revenue.

Enterprise Technology and Development

Enterprise technology and development expenses includes maintenance and enhancements of the Company’s enterprise resource planning system, which is the core of our accounting, procurement, supply chain, and other business support systems and primarily relate to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. Enterprise technology and development also includes reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, and other non-customer facing applications. Enterprise technology and development expenses include personnel-related expenses for employees and consultants to maintain the Company's technology systems and are involved in the research and development of new and existing nutritional products, depreciation of enterprise technology-related assets, software licenses, hosting expenses, and technology equipment leases.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$74,407	$104,363	$(29,956)	(29%)
As a percentage of total revenue	14.1%	15.1%

The decrease in enterprise technology and development expense for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $17.3 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the current and prior year and a $12.4 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets.

Enterprise technology and development expense as a percentage of total revenue decreased by 100 bps due to lower fixed expenses.

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

General and administrative	$57,932	$78,426	$(20,494)	(26%)
As a percentage of total revenue	11.0%	11.3%

The decrease in general and administrative expense for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $9.5 million decrease in personnel-related expenses as a result of lower headcount primarily related to the restructuring activities that occurred in the current and prior year, a $4.1 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period and a $3.4 million decrease in professional fees due to cost reduction measures.

General and administrative expense as a percentage of total revenue decreased by 30 bps primarily due to the reduction in insurance expenses.

Restructuring

In 2023, restructuring charges primarily relate to activities focused on aligning our operations with our key growth priorities, including a reduction in headcount. Restructuring charges in 2022 relate to the consolidation of our streaming fitness and nutrition offerings into a single Beachbody platform. The charges incurred primarily consist of employee termination costs.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Restructuring loss	$6,497	$10,047	$(3,550)	(35%)

Impairment of Goodwill

Impairment of goodwill includes goodwill impairment in 2023.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Impairment of goodwill	$40,000	$—	$40,000	NM

The Company performed its annual goodwill impairment test as of December 31, 2023 and based on the quantitative analysis recognized goodwill impairment of $40.0 million for the year ended December 31, 2023.

Impairment of Intangible Assets

Impairment of intangible assets includes intangible asset impairment in 2023 and 2022.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Impairment of intangible assets	$3,092	$19,907	$(16,815)	(85%)

During the year ended December 31, 2023, due to reduced revenue and operating income forecasts, we tested our definite-lived intangible assets for recoverability and recognized a $3.1 million impairment charge which reduced the carrying amount of our intangible assets to zero.

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

Other Income (Expenses)

The change in fair value of warrant liabilities consists of the fair value changes of the public, private placement, Term Loan and Common Stock warrants. Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt discount and issuance costs for our Term Loan (defined below) in 2023 and 2022. Other income, net, consists of interest income earned on investments and gains (losses) on foreign currency.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Loss on partial debt extinguishment	$(3,168)	$—	$(3,168)	NM
Impairment of other investment	(4,000)	—	(4,000)	NM
Change in fair value of warrant liabilities	2,679	8,322	(5,643)	(68%)
Interest expense	(8,874)	(3,368)	(5,506)	NM
Other income, net	1,747	958	789	82%

The loss on partial debt extinguishment for the year ended December 31, 2023 was due to the partial prepayment of $15.0 million on the Term Loan as of July 24, 2023. The Company recorded an impairment of $4.0 million on its other investment during the year ended December 31, 2023. The decrease in change in fair value of warrant liabilities during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily resulted from a relatively lower decline in our stock price during the current period partially offset by the issuance of the Common Stock Warrants on December 13, 2023 and the change in their value to December 31, 2023. The increase in interest expense was primarily due to borrowings under the Term Loan during the year ended December 31, 2023 compared to borrowings outstanding on the Term Loan for only approximately 4.5 months during the year ended December 31, 2022. The increase in other income was primarily due to higher interest income as a result of higher interest rates on our cash balances.

Income Tax (Provision) Benefit

Income tax (provision) benefit consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)

Income tax (provision) benefit	$(37)	$3,053	$(3,090)	NM

The income tax provision increase for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily driven by changes in our valuation allowance and a decrease in the net expense from discrete events.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been sales of our equity, debt financing, and cash generated from our operations. As of December 31, 2023, we had $33.4 million in cash and cash equivalents.

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement are guaranteed by the Guarantors, and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors (together with the Borrower, the “Loan Parties”), subject to customary exceptions. On July 24, 2023 (the "Second Amendment Effective Date") the Company and Blue Torch entered into Amendment No. 2 to the Financing Agreement (the "Second Amendment"), which amended the Company's existing Financing Agreement. In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million. As of December 31, 2023, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $35.5 million. On January 9, 2024 and February 29, 2024, the Company made partial prepayments of $1.0 million and $5.5 million, respectively, on the Term Loan (which were classified as current obligations at December 31, 2023). During the year ended December 31, 2023, the Term Loan was a secured overnight financing rate ("SOFR") loan, with an effective interest rate of 19.73% and a cash interest rate of 12.29% for the year ended December 31, 2023.

The Financing Agreement contains financial covenants, customary representations, warranties, covenants and customary events of default. We were in compliance with the financial covenants as of December 31, 2023. See Note 11, Debt, and Note 23, Subsequent Events, to our consolidated financial statements included elsewhere in this Report for additional information on the Term Loan.

As of December 31, 2023, we have $22.8 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 12, Leases, to our consolidated financial statements included elsewhere in this Report for discussion of our leases and Note 13, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Report for discussion of our contractual commitments that are primarily due within the next year.

For the years ended December 31, 2023 and 2022, our net cash flows were as follows:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)

Net cash used in operating activities	$(22,537)	$(47,173)
Net cash used in investing activities	(10,826)	(26,493)
Net cash (used in) provided by financing activities	(13,717)	47,561

As of December 31, 2023, we had cash and cash equivalents totaling $33.4 million.

Net cash used in operating activities was $22.5 million and $47.2 million for the year ended December 31, 2023 and 2022, respectively. The decrease in cash used in operating activities during the year ended December 31, 2023, compared to the prior year, was primarily due to a decrease in net loss of $41.6 million, an increase in asset impairment of $27.2 million, a decrease of $19.6 million of cash used related to accounts payable, an increase in cash received attributable to deferred revenue of $11.7 million partially offset by a decrease in depreciation and amortization expense of $35.3 million, a decrease in provision for inventory and inventory purchase commitments of $29.2 million and a $24.0 million decrease in change in inventory.

Net cash used in investing activities was $10.8 million and $26.5 million for the year ended December 31, 2023 and 2022, respectively. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of $19.9 million due to increased focus by management on capital expenditures, in particular related to technology partially offset by $4.3 million of investment in restricted short-term investments. The current decrease of capital expenditures as compared to the prior year is expected to continue in future periods.

Net cash used in financing activities was $13.7 million for the year ended December 31, 2023 compared to net cash provided by financing activities of $47.6 million for the year ended December 31, 2022. The change in net cash from financing activities was primarily due to debt repayments on our Term Loan in the current year, including a $15.0 million partial prepayment in July 2023, and taxes associated with the vesting of RSU's partially offset by proceeds received of $4.9 million, net of placement agent fees, related to the sale of 420,769 shares of Class A common stock and pre-funded warrants to purchase up to 122,821 shares of Class A common stock on December 13, 2023. The year ended December 31, 2022 included Term Loan borrowings, net of debt issuance costs. See Note 11, Debt and Note 15, Stockholders' Equity to our consolidated financial statements included elsewhere in this Report for additional information on the debt financing entered into during 2022 and the partial debt prepayment in 2023 and the Equity Offering in 2023.

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

On December 13, 2023, the Company issued 420,769 shares of Class A common stock at a purchase price of $9.75 per share and pre-funded warrants to purchase up to 122,821 shares of Class A common stock at a pre-funded purchase price of $9.7499 per share to certain institutional investors. The Company received proceeds of $4.9 million, net of placement agent fees. The Company also issued 543,590 Common Stock Warrants to purchase 543,590 shares of Class A common stock at an exercise price of $11.24 per share. On January 12, 2024, the investor exercised all of the pre-funded warrants and converted them into 122,821 shares of Class A common stock. See Note 15, Stockholders' Equity, to our consolidated financial statements included elsewhere in this Report for additional information regarding the Equity Offering.

We may explore additional debt or equity financing to supplement our anticipated working capital balances and further strengthen our financial position, but do not at this time know which form it will take or what the terms will be. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. The sale of additional equity would result in additional dilution to our shareholders. There can be no assurances that we will be able to raise additional capital in amounts or on terms acceptable to us.

Critical Accounting Policies and Estimates

Our consolidated financial statements included elsewhere in this Annual Report have been prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our accounting policies, estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates under different assumptions and conditions.

We evaluate the development and selection of our critical accounting policies and estimates and believe that the following items are critical accounting estimates, as they (1) involve a higher degree of judgment or complexity and (2) are most significant to reporting our results of operations and financial position. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to the critical accounting polices, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. More information on the Company's significant accounting polices can be found in the footnotes to our audited consolidated financial statements included in Note 1, Description of Business and Summary of Significant Accounting Policies, in Item 8 of this Annual Report. The critical accounting policies that reflect our more difficult and subjective judgments and estimates used in the preparation of our consolidated financial statements include those noted below.

Inventory

Inventory consists of raw materials, work in process, and finished goods, is accounted for by using the first-in, first-out method, and is valued at the lower of cost or net realizable value. To estimate any necessary adjustments against the carrying value of inventory, various assumptions are made in regard to excess or slow-moving inventories including future demand for our products, anticipated margin, planned product discontinuances, and the physical condition (e.g. age and quality) of the inventory. If future demand and market conditions are less favorable than our assumptions, additional inventory adjustments may be required.

During the years ended December 31, 2023 and 2022, we recorded a $10.6 million and a $39.8 million charge, respectively, to reduce the carrying value of inventory on hand and inventory purchase commitments to net realizable value and to adjust for excess and obsolete inventory. The Company recorded $3.4 million and $11.6 million of these adjustments in nutrition and other costs of revenue for the years ended December 31, 2023 and 2022, respectively. The Company also recorded $7.2 million and $28.1 million of these adjustments in connected fitness cost of revenue for the years ended December 31, 2023 and 2022, respectively. Actual future write-offs of inventory may differ from estimates and calculations used to determine inventory adjustments due to changes in customer demand or other market conditions.

Goodwill and Intangible Assets Impairment

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. The Company has historically performed its annual goodwill impairment assessment as of October 1. During the fourth quarter of 2023, the Company decided to change the date of its annual impairment assessment from October 1 to December 31. The change was made to more closely align the impairment assessment date with the Company's annual planning and forecasting process. The change in date of the annual impairment test is not deemed material as the new measurement date of December 31 is in relative close proximity to the previous measurement date and the change did not have any impact on goodwill or the impairment of goodwill. The change has been applied prospectively and would not have had an impact on a retrospective basis.

We test goodwill for impairment at a level within the Company referred to as the RU. We carry our definite-lived intangible assets at cost less accumulated amortization. If an event or change in circumstances occurs that indicates the carrying value may not be recoverable, we would evaluate our definite-lived intangible assets for impairment at that time.

2023 Interim Goodwill Impairment Test

Due to the sustained decline in the Company’s market capitalization and macro-economic conditions observed in the three months ended June 30, 2023, the Company performed an interim test for impairment of its goodwill as of June 30, 2023. In performing the interim impairment test as of June 30, 2023 for goodwill, we elected to bypass the qualitative assessment and proceeded to performing the quantitative test. We compared the carrying value of the RU to its estimated fair value. Fair value was estimated using a combination of a market approach and an income approach, with significant assumptions related to guideline company financial multiples used in the market approach and significant assumptions about revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach. As of June 30, 2023, the RUs fair value exceeded the carrying value by approximately 11%.

2023 Goodwill Impairment Test

We completed the required annual impairment test for goodwill as of October 1, 2023, prior to the change of the annual impairment test for goodwill to December 31. We performed a qualitative assessment which leveraged information from the June 30, 2023 quantitative assessment, in which we estimated the fair value of our RU and determined that the fair value of our RU was greater than its carrying value, resulting in no impairment.

Due to the change in our annual impairment assessment from October 1 to December 31, we performed our annual impairment test as of December 31, 2023.

2023 Annual Goodwill Impairment Test

We assessed our long-lived assets for impairment prior to our goodwill impairment test, see discussion below related to the long-lived asset impairment test and the recording of an intangible asset impairment.

In testing for goodwill impairment as of December 31, 2023, we elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of our RU to estimated fair value. The determination of the fair value of the Company's RU was estimated using a combination of a market approach that considered benchmark company market multiples, a market approach that considered market multiples derived from the value of recent transactions and an income approach that utilized discounted cash flows for the RU. The Company applied a 50% weighting to the income approach that utilized discounted cash flows with the other two valuation methodologies having a weighting of 25% each, in determining the fair value of the RU. The significant assumptions under each of these approaches include, among others; revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach, the control premium and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as the Company's expectations of future performance and the expected future economic environment, which are partly based upon the Company's historical experience.

The Company's estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on the Company's judgment of the rates that would be utilized by a hypothetical market participant. The Company also considered its market capitalization in assessing the reasonableness of the combined fair values estimated for its RU. The results of our annual test for impairment at December 31, 2023 concluded that the fair value of our RU was less than its carrying value. As a result, we recorded an impairment charge of $40.0 million related to our goodwill, which reduced our goodwill to $85.2 million at December 31, 2023. The impairment at December 31, 2023 was primarily due to the sustained decline in the Company's stock price, which decreased approximately 45% from September 30, 2023 to December 31, 2023, and a decline in revenue of 24% for the year ended December 31, 2023 as compared to the prior year.

2023 Long-Lived Asset Impairment Test

In assessing our long-lived assets, we tested the related asset group for recoverability by comparing the carrying value of the asset group to its forecasted undiscounted cash flows. Because the carrying value of the asset group exceeded its future undiscounted cash flows, we determined that it may not be recoverable. The fair value of the assets within the asset group was then calculated to determine whether an impairment loss should be recognized. The fair values of the customer-related, technology-based, and formulae intangible assets were estimated and calculated to be lower than the carrying value. As a result, we recorded an aggregate impairment charge of $3.1 million related to our intangible assets, which reduced our intangible asset balance to zero at December 31, 2023.

Due to reduced revenue and margin forecasts we tested the related asset group for recoverability as of June 30, 2023. In testing for recoverability, we compared the carrying value of the asset group to its forecasted undiscounted cash flows to determine whether it was recoverable. Because the carrying value of the asset group did not exceed its future undiscounted cash flows, we determined that the carrying value of the asset group was recoverable and thus no impairment was recognized.

2022 Goodwill Impairment Test

We completed the required annual impairment test for goodwill as of October 1, 2022. We performed a quantitative assessment, in which we estimated the fair value of our RU and determined that the fair value of our RU was greater than its carrying value, resulting in no impairment.

Due to the sustained decline in our market capitalization and macro-economic conditions observed in the second quarter of 2022, we performed an interim test for goodwill impairment as of June 30, 2022. We were required to assess our long-lived assets for impairment, which resulted in no impairment, prior to our goodwill impairment test. The results of our interim test for impairment at June 30, 2022 concluded that the fair value of our Beachbody RU exceeded its carrying value, resulting in no impairment.

In connection with the consolidation of the Openfit streaming fitness offering onto the Beachbody digital platform, we changed our segment reporting as we determined that there is one operating segment. As a result of this change in segment reporting during the third quarter of 2022, we completed a qualitative test for goodwill impairment by RU both prior to and subsequent to the change. Based on this qualitative assessment, we concluded that no impairment indicators existed for goodwill both prior to and subsequent to the change in segment reporting.

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

Due to reduced revenue and operating income forecasts and sustained decline in our market capitalization during the fourth quarter of 2022, we performed an interim test for goodwill impairment as of December 31, 2022. We assessed our long-lived assets for impairment prior to our goodwill impairment test. In assessing our long-lived assets, we tested the related asset group for recoverability by comparing the carrying value of the asset group to its forecasted undiscounted cash flows. Because the carrying value of the asset group did not exceed its future undiscounted cash flows, we determined that it may not be recoverable. The fair value of the assets within the asset group was then calculated to determine whether an impairment loss should be recognized. The fair values of the customer-related, technology-based, and trade name intangible assets were estimated primarily using a relief-from-royalty approach and calculated to be lower than the carrying value. As a result, we recorded an aggregate impairment charge of $18.9 million. In testing for goodwill impairment, we elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of our RU to estimated fair value. The results of our interim test for impairment at December 31, 2022 concluded that the fair value of our RU exceeded its carrying value, resulting in no impairment. Our RU’s fair value exceeded carrying value by approximately 21%.

Management will continue to monitor its RU for changes in the business environment that could impact its fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our RU may include the demand for at-home fitness solutions, our subscriber growth rates, adverse macroeconomic conditions, and volatility in the equity and debt markets which could result in higher weighted-average cost of capital. Changes in management's expectations of future performance could have a significant impact on the Company's RU fair value. It should be noted that revenue and expectations of revenue have a significant impact on the RU's fair value. For the year ended December 31, 2023 the Company's revenue decreased by 24% from the prior year. Continual decreases in revenue could have an impact on the future fair value of the Company's RU. The fair value of our RU has been impacted by and will continue to be impacted by the volatility in the market price of our common stock. The Company's stock price declined by 68% in the year ended December 31, 2023. Continued decreases in the Company's stock price may result in a decrease in the fair value of the Company's RU and potential for incremental goodwill impairment. Changes in any of the assumptions used in the valuation of the RU, or changes in the business environment could materially impact the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the years ended December 31, 2023 and 2022, approximately 10% of our revenue in each year was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

We may use derivative instruments to manage the effects of fluctuations in foreign currency exchange rates on our net cash flows. We primarily enter into option contracts to hedge forecasted payments, typically for up to 12 months, for cost of revenue, selling and marketing expenses, general and administrative expenses and intercompany transactions not denominated in the local currencies of our foreign operations. We designate some of these instruments as cash flow hedges and record them at fair value as either assets or liabilities within the consolidated balance sheets. Some of these instruments are freestanding derivatives for which hedge accounting does not apply.

In the year ended December 31, 2023, management made a determination to cease entering into any further foreign exchange options at this time, which resulted in a decrease in the notional amount of the Company's outstanding foreign exchange options to $4.4 million at December 31, 2023. The Company's foreign exchange options that were outstanding at December 31, 2023 will all expire prior to March 31, 2024.

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

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $2.1 million increase or decrease in cost of revenue and operating expenses. The higher exposure to changes in foreign currency from previous periods was due to management's decision to cease entering into foreign exchange options at this time in the year ended December 31, 2023.

The aggregate notional amount of foreign exchange derivative instruments at December 31, 2023 and 2022 was $4.4 million and $17.6 million, respectively.

Interest Rate Risk

Our exposure to interest rate risk is primarily associated with our Term Loan borrowings, which were SOFR loans during the year ended December 31, 2023 and subject to variability in the SOFR rate. If the interest rate on our Term Loan were to increase or decrease by 1% for the year and our indebtedness remained constant throughout the period, our annual interest expense would not change materially. Further, our exposure to interest rate volatility is partially mitigated by interest income on our highly liquid investments. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties noted in the last few years, and we do not believe that our liquidity will be significantly impacted in the near future.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Beachbody Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Beachbody Company, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The Company’s recorded goodwill balance was $85.2 million as of December 31, 2023. The Company assesses goodwill for impairment annually or more frequently if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed an interim quantitative test for impairment of its goodwill as of June 30, 2023. The results of the Company’s interim test for impairment at June 30, 2023 concluded that the fair value of its reporting unit exceeded its carrying value, resulting in no impairment. In performing the annual impairment test for goodwill as of October 1, 2023, the Company performed a qualitative assessment based on the interim quantitative test and determined that the fair value of its reporting unit was greater than its carrying value, resulting in no impairment. During the fourth quarter of 2023, the Company decided to change the date of its annual impairment assessment from October 1 to December 31. The change was made to more closely align the impairment assessment date with the Company’s annual planning and forecasting process. The results of the Company's annual test for impairment at

December 31, 2023 concluded that the fair value of its reporting unit was less than its carrying value. As a result, the Company recorded a goodwill impairment charge of $40.0 million for the year ended December 31, 2023.

The Company’s evaluation of goodwill for impairment involves the comparison of the carrying value of its reporting unit to its estimated fair value. The determination of the fair value of the Company’s reporting unit was based on a combination of a market approach that considered benchmark company market multiples, a market approach that considered market multiples derived from the value of recent transactions, and an income approach that utilized discounted cash flows for its reporting unit.

We identified goodwill impairment as a critical audit matter because the determination of fair value of the reporting unit involves significant assumptions made by management, including the revenue growth rates used in cash flow projections, guideline company market multiples, control premium, and weighted average cost of capital rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment included the following, among others:

•
We evaluated the reasonableness of the revenue growth rate assumptions in management’s cash flow projections by comparing the forecasts to: (1) historical results, (2) internal communications to management and the Board of Directors, (3) current economic factors and analyst reports of the Company and companies in its peer group, and (4) forecasted information included in Company’s press releases.
•
We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s historical forecasts.
•
We inquired of appropriate individuals, both within and outside of finance, to determine whether the judgments and assumptions used in the future revenue projections were consistent with the strategy and long-range plans of the Company.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the weighted average cost of capital rate; and (2) revenue growth rates used in cash flow projections, by:
o
Testing the source information underlying the determination of the weighted average cost of capital rate and the mathematical accuracy of the calculation.
o
Developing a range of independent estimates and comparing those to the weighted average cost of capital rate selected by management.
o
Performing an analysis comparing applicable industry revenue growth rates used in cash flow projections to management’s revenue growth rates used in cash flow projections.
•
With the assistance of our fair value specialists, we evaluated the market approaches that (1) considered benchmark company market multiples and the control premium and (2) considered market multiples derived from the value of recent transactions by:
o
Evaluating the reasonableness of the selected guideline public companies and guideline transactions.
o
Assessing the acceptability of the selected market multiples and control premium.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 11, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Beachbody Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Beachbody Company, Inc. (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2022, the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2011 to 2023.

Los Angeles, California

March 16, 2023, except for the effects of the reverse stock split discussed in Note 1 and Note 15, as to which the date is January 24, 2024

The Beachbody Company, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents (restricted cash of $0.1 million and $0.0 million at December 31, 2023 and 2022, respectively)	$33,409	$80,091
Restricted short-term investments	4,250	—
Inventory	24,976	54,060
Prepaid expenses	10,715	13,055
Other current assets	45,923	39,248
Total current assets	119,273	186,454
Property and equipment, net	45,055	74,147
Content assets, net	21,359	34,888
Goodwill and intangible assets, net	85,166	133,370
Right-of-use assets, net	3,063	5,030
Other assets	2,923	9,506
Total assets	$276,839	$443,395
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,659	$17,940
Accrued expenses	42,147	64,430
Deferred revenue	97,169	95,587
Current portion of lease liabilities	1,835	2,150
Current portion of Term Loan	8,068	1,250
Other current liabilities	5,325	3,283
Total current liabilities	165,203	184,640
Term Loan	21,491	39,735
Long-term lease liabilities, net	1,425	3,318
Deferred tax liabilities, net	10	181
Other liabilities	5,950	3,979
Total liabilities	194,079	231,853
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 3,978,356 and 3,418,237 shares issued and outstanding at December 31, 2023 and 2022, respectively;	1	1
Class X: 2,729,003 and 2,825,006 shares issued and outstanding at December 31, 2023 and 2022, respectively;	1	1
Class C: no shares issued and outstanding at December 31, 2023 and 2022	—	—
Additional paid-in capital	654,657	630,738
Accumulated deficit	(571,876)	(419,235)
Accumulated other comprehensive income (loss)	(23)	37
Total stockholders’ equity	82,760	211,542
Total liabilities and stockholders’ equity	$276,839	$443,395

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenue:
Digital	$258,370	$300,673
Nutrition and other	249,510	353,331
Connected fitness	19,229	38,195
Total revenue	527,109	692,199
Cost of revenue:
Digital	64,942	66,419
Nutrition and other	109,170	164,753
Connected fitness	29,910	91,454
Total cost of revenue	204,022	322,626
Gross profit	323,087	369,573
Operating expenses:
Selling and marketing	282,147	359,987
Enterprise technology and development	74,407	104,363
General and administrative	57,932	78,426
Restructuring	6,497	10,047
Impairment of goodwill	40,000	—
Impairment of intangible assets	3,092	19,907
Total operating expenses	464,075	572,730
Operating loss	(140,988)	(203,157)
Other income (expense)
Loss on partial debt extinguishment	(3,168)	—
Impairment of other investment	(4,000)	—
Change in fair value of warrant liabilities	2,679	8,322
Interest expense	(8,874)	(3,368)
Other income, net	1,747	958
Loss before income taxes	(152,604)	(197,245)
Income tax (provision) benefit	(37)	3,053
Net loss	$(152,641)	$(194,192)

Net loss per common share, basic and diluted	$(24.47)	$(31.58)
Weighted-average common shares outstanding, basic and diluted	6,239	6,150

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(152,641)	$(194,192)
Other comprehensive (loss) income:
Change in fair value of derivative financial instruments, net of tax	(360)	55
Reclassification of losses on derivative financial instruments included in net loss	222	108
Foreign currency translation adjustment	78	(105)
Total other comprehensive (loss) income	(60)	58
Total comprehensive loss	$(152,701)	$(194,134)

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Class A and Class X Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	6,192	$2	$610,447	$(225,043)	$(21)	$385,385
Net loss	—	—	—	(194,192)	—	(194,192)
Other comprehensive income, net of tax	—	—	—	—	58	58
Equity-based compensation	17	—	17,620	—	—	17,620
Options exercised, net of tax withholdings	37	—	2,854	—	—	2,854
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	(183)	—	—	(183)
Balances at December 31, 2022	6,243	2	630,738	(419,235)	37	211,542
Net loss	—	—	—	(152,641)	—	(152,641)
Other comprehensive loss, net of tax	—	—	—	—	(60)	(60)
Equity-based compensation	230	—	23,891	—	—	23,891
Forfeitures of shares per the Forfeiture Agreement	(160)	—	—	—	—	—
Issuance of shares due to Employee Stock Purchase Plan	47	—	553	—	—	553
Issuance of Equity Offering, net of issuance costs	421	—	1,653	—	—	1,653
Tax withholdings on vesting of restricted stock	(74)	—	(2,178)	—	—	(2,178)
Balances at December 31, 2023	6,707	$2	$654,657	$(571,876)	$(23)	$82,760

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(152,641)	$(194,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	40,000	—
Impairment of intangible assets	3,092	19,907
Impairment of other investments	4,000	—
Depreciation and amortization expense	39,573	74,848
Amortization of content assets	23,755	24,276
Provision for inventory and inventory purchase commitments	10,561	39,757
Realized losses on hedging derivative financial instruments	222	108
Change in fair value of warrant liabilities	(2,679)	(8,322)
Equity-based compensation	23,891	17,620
Deferred income taxes	(191)	(2,961)
Amortization of debt issuance costs	1,899	733
Paid-in-kind interest expense	1,310	598
Loss on partial debt extinguishment	3,168	—
Change in lease assets	1,967	—
Other non-cash items	—	1,219
Changes in operating assets and liabilities:
Inventory	17,508	41,510
Content assets	(10,226)	(19,787)
Prepaid expenses	2,340	2,806
Other assets	(4,438)	4,241
Accounts payable	(7,103)	(26,705)
Accrued expenses	(20,293)	(8,673)
Deferred revenue	2,163	(9,563)
Other liabilities	(415)	(4,593)
Net cash used in operating activities	(22,537)	(47,173)
Cash flows from investing activities:
Purchase of property and equipment	(6,576)	(26,493)
Investment in restricted short-term investments	(4,250)	—
Net cash used in investing activities	(10,826)	(26,493)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	3,162
Remittance of taxes withheld from employee stock awards	—	(308)
Debt borrowings	—	50,000
Debt repayments	(17,000)	(625)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	553	—
Tax withholdings payments for vesting of restricted stock	(2,178)	(183)
Payment of debt issuance costs	—	(4,485)
Proceeds from issuance of Equity Offering, net of issuance costs	4,908	—
Net cash (used in) provided by financing activities	(13,717)	47,561
Effect of exchange rates on cash	398	(858)
Net decrease in cash, cash equivalents and restricted cash	(46,682)	(26,963)
Cash, cash equivalents and restricted cash, beginning of year	80,091	107,054
Cash, cash equivalents and restricted cash, end of year	$33,409	$80,091
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,389	$2,082
Cash paid during the year for income taxes, net	11	389
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$817	$2,025
Supplemental disclosure of noncash financing activities:
Warrants issued in relation to Term Loan	$—	$5,236
Change in fair value of Term Loan warrants due to amended exercise price	802	—
Paid-in-kind fee recorded as incremental debt issuance cost	488	—

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

The Beachbody Company, Inc. (“BODi” or the “Company”) is a leading subscription health and wellness company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription to Beachbody On Demand (“BOD”) and, together with the Company’s live fitness and comprehensive nutrition programs, through subscription to Beachbody On Demand Interactive (“BODi”). During the three months ended March 31, 2023, the Company launched an improved BODi experience and began migrating all BOD-only members to BODi on their renewal dates. BODi offers nutritional products such as Shakeology nutrition shakes, Beachbody Performance supplements and BEACHBAR snack bars, which have been designed and clinically tested to help customers achieve their goals. BODi also offers a commercial-grade stationary cycle which can include a 360-degree touch screen tablet and connected fitness software. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”), social media marketing channels, and direct response advertising.

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission ("SEC").

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may impact the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in our consolidated financial statements include, but are not limited to, the useful life and recoverability of long-lived assets, the valuation of warrant liabilities, the recognition and measurement of income tax assets and liabilities, the valuation of intangible assets, impairment of goodwill and intangible assets, and the net realizable value of inventory. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Our actual results could differ from our estimates. We periodically review estimates and assumptions and we reflect the effects of changes, if any, in the consolidated financial statements in the period that they are determined.

Segments

The Company has one operating and reporting segment. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”); how the business is defined by the CODM; the nature of the information provided to the CODM and how that information is used to make operating decisions; and how resources and performance are accessed. The Company's CODM is the chief executive officer ("CEO"). The results of the operations are provided to and analyzed by the CODM at the Company level and accordingly, key resource decisions and assessment of performance are performed at the Company level based on the Company’s consolidated net revenues and operating income.

Prior to the third quarter of 2022, the Company concluded it had two operating segments, Beachbody and Other, and one reportable segment, Beachbody. During the third quarter of 2022, in connection with the consolidation of its Openfit streaming fitness offering onto a single Beachbody digital platform, the Company determined that it had one operating and reportable segment and changed its segment reporting accordingly.

Summary of Significant Accounting Policies

Reverse Stock Split

On November 21, 2023, we effected a 1-for-50 reverse stock split of our issued and outstanding common stock. Each stockholder's percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 1-for-50 reverse stock split. See Note 15 Stockholders' Equity for additional information regarding the reverse stock split.

Recurring Fair Value Measurements

For assets and liabilities that are measured using quoted prices (unadjusted) in active markets for identical assets or liabilities, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality, and the overall capital market liquidity (Level 3). These valuations require significant judgment.

Non-Recurring Fair Value Measurements

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when they are held for sale, equity securities without readily determinable fair value that are written down to fair value when they are impaired and long-lived assets (including intangible assets and goodwill) that are written down to fair value when they are impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

Cash and Cash Equivalents

The Company considers all cash and short-term investments purchased with maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents include:

•
cash held in checking and money market funds;
•
amounts in transit from payment processors for customer credit and debit card transactions; and
•
highly liquid investments with original maturities of three months or less at the time of purchase.

Cash and cash equivalents are carried at cost, which approximates market value. The Company maintains its cash at financial institutions, and the balances, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. The Company mitigates its risk by placing funds in high-credit quality financial institutions and utilizing nightly sweeps into U.S. Treasury funds for certain cash accounts. We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents. Restricted cash primarily consists of cash held related to an irrevocable letter of credit, see Note 11, Debt, for additional information on the letter of credit.

Inventory

Inventory consists of raw materials, work in process, and finished goods. Inventory is accounted for using the first-in, first-out method and is valued at the lower of cost or net realizable value. The Company records adjustments to the carrying value of inventory based on assumptions regarding future demand for the Company’s products, anticipated margin, planned product discontinuances, and the physical condition (e.g. age and quality) of the inventory.

Accounts Receivable, Net (included in Other Current Assets)

The Company's accounts receivable primarily represents amounts due from third party sales. The allowance for credit losses is based on several factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligations and any other forward looking data regarding customers' ability to pay which may be available.

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

Property and Equipment, Net

Property and equipment, which includes computer software and web development costs, are recorded at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which primarily range from two to seven years and up to 39 years for buildings. Leasehold improvements are depreciated over the shorter of the life of the assets or the remaining life of the related lease. Costs of maintenance, repairs, and minor replacements are expensed when incurred, while expenditures for major renewals and betterments that extend the useful life of an asset or provide additional utility are capitalized.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the fair value of the consideration transferred in a business combination over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill and intangible assets deemed to have an indefinite life are not amortized. Instead, goodwill and indefinite-lived intangible assets are assessed for impairment annually or more frequently if an event or change in circumstances occurs that, with respect to goodwill, would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or, for indefinite-lived intangible assets, indicate that it is more likely than not that the asset is impaired. The Company has historically performed its annual goodwill impairment assessment as of October 1. During the fourth quarter of 2023, the Company decided to change the date of its annual impairment assessment from October 1 to December 31. The Company completed the required annual impairment test for goodwill as of October 1, 2023, prior to the change of the annual impairment test for goodwill to December 31. The change was made to more closely align the impairment assessment date with the Company's annual planning and forecasting process. The change in date of the annual impairment test is not deemed material as the new measurement date of December 31 is in relative close proximity to the previous measurement date and the change did not have any impact on goodwill or the impairment of goodwill. The change has been applied prospectively and would not have had an impact on a retrospective basis.

As of December 31, 2023 and 2022, the Company had no indefinite-lived intangible assets.

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

As of December 31, 2023 and 2022, the Company’s long-lived assets were located in the U.S.

Leases

The Company accounts for its leases of administrative offices and production studios under ASC 842, Leases; the Company does not have any leases where it acts as a lessor as of December 31, 2023. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee and are recorded on the consolidated balance sheets as both a right-of-use ("ROU") asset and lease liability, calculated by discounting fixed lease payments over the lease term at the discount rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset results in straight-lined rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the ROU asset and lease liability, the Company elected the practical expedient to combine lease and non-lease components. Rental income on subleases is recognized on a straight-line basis over the estimated lease term. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and instead recognizes rent expense on a straight-line basis over the lease term for such leases.

Warrant Liabilities

The Company has issued warrants on several occasions including during its initial public offering process, the execution of its Term Loan (defined later) and in the Equity Offering (defined later), which have not met the criteria to be classified in stockholders equity.

Public and Private Placement Warrants

The Company has outstanding warrants for the purchase of 200,000 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the “Public Warrants”) and outstanding warrants for the purchase of 106,667 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the “Private Placement Warrants”). All of the Public and Private Placement Warrants remained outstanding as of December 31, 2023 and 2022. The Public Warrants were publicly traded on the New York Stock Exchange (the "NYSE") but were delisted by the NYSE on November 24, 2023 due to their abnormally low price levels. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis, as described in the warrant agreement. In no event will the Company be required to net cash settle any warrant. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants and will become Public Warrants, and will be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

Term Loan Warrants

In connection with the Term Loan (defined later), the Company issued warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share to certain holders affiliated with Blue Torch Finance, LLC (the “Term Loan Warrants”). In connection with the Second Amendment (defined later), the Company also amended and restated the Term Loan Warrants. The amendment of the Term Loan Warrants amended the exercise price from $92.50 per share to $20.50 per share. The Term Loan warrants vest on a monthly basis over four years and have a seven-year term. In connection with the Equity Offering (defined later), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock.

Common Stock Warrants

In connection with the Equity Offering (defined later), the Company issued warrants (the "Common Stock Warrants") to certain institutional investors to purchase 543,590 shares of Class A common stock at an exercise price of $11.24 per share. The Common Stock Warrants may be exercised at any time beginning June 13, 2024 and will expire on June 13, 2029. See Note 15, Stockholders' Equity, for additional information on the Equity Offering and the Common Stock Warrants.

The Company evaluated the Public, Private Placement, Term Loan and Common Stock Warrants (collectively, the "Warrants") under ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as other liabilities in the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of warrant liabilities within the consolidated statements of operations at each reporting date. The Public Warrants were publicly traded until November 24, 2023, when they were delisted by the NYSE due to the NYSE's determination that the Public Warrants were no longer suitable for listing, and thus had an observable market price to estimate fair value until the date that they were delisted. The Private Placement, Term Loan and Common Stock Warrants, as well as the Public Warrants after the date they were delisted, are valued using a Black-Scholes option-pricing model as described in Note 3, Fair Value Measurements to the consolidated financial statements.

The change in the fair values of the Warrants for the years ended December 31, 2023 and 2022, resulted in a $2.7 million and $8.3 million non-cash change in fair value gain in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

Other Investment

As of December 31, 2023 and 2022, the Company has an investment in equity securities of a privately-held company of $1.0 million and $5.0 million, with no readily determinable fair value. This equity investment is reported within other assets in the consolidated balance sheets. The Company uses the measurement alternative for this investment, and its carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar instruments. As of December 31, 2023 the Company recorded a $4.0 million impairment on this investment based on an observable price change. As of December 31, 2022, no adjustments to the carrying value of this investment were made.

On January 9, 2024 the Company sold this investment for $1.0 million. See Note 23, Subsequent Events to the consolidated financial statements for additional information on the sale of this investment.

Revenue Recognition

The Company’s primary sources of revenue are from sales of digital subscriptions, nutritional products, and connected fitness equipment. The Company determines revenue recognition through the five-step model which requires us to:

(i) identify our contracts with a customer;

(ii) identify our performance obligations in the contract;

(iii) determine the transaction price in the contract;

(iv) allocate the transaction price to our performance obligation in the contract; and

(v) recognize revenue when each performance obligation under the contract is satisfied.

The Company records revenue when it fulfills its performance obligation to transfer control of the goods or services to its customer and defers revenue when it receives payments in advance of fulfilling its performance obligations. Revenue that is deferred is included in deferred revenue (for the remaining deferral period that is less than one year) and in other liabilities (for the remaining deferral period that is more than one year) in the consolidated balance sheets. Control of shipped items is generally transferred when the product is delivered to the customer. Control of services, which are primarily digital subscriptions, transfers over time, and as such, revenue is recognized ratably over the subscription period (up to 38 months). Shipping and handling charges billed to customers are included in revenue. The Company markets and sells its products primarily in the United States, Canada, the United Kingdom, and France.

The amount of revenue recognized is the consideration that the Company expects it will be entitled to receive in exchange for transferring goods or services to its customers. Revenue is recorded net of expected returns, discounts, and credit card chargebacks, which are estimated using the Company’s historical experience. If actual costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. The Company sells a variety of bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. The Company considers these sales to be revenue arrangements with multiple performance obligations. For customer contracts that include multiple performance obligations, the Company accounts for individual performance obligations if they are distinct. The transaction price is then allocated to each performance obligation based on its stand-alone selling price. The Company generally determines the standalone selling price based on the prices charged to customers. Revenue is presented net of sales taxes and value added taxes ("VAT") and GST/HST (Goods and Services Tax/Harmonized Sales Tax) which are collected from customers and remitted to applicable government agencies. The Company records fees paid to its third party financing partners as a reduction of revenue.

A description of our principal revenue generating activities is as follows:

Digital Subscriptions – Our digital subscription services provide access to BODi, which provides a vast library of workout content. Digital subscriptions represent a single, stand-ready obligation and are paid for either at the time of or in advance of service delivery. Revenue from these arrangements is recognized over the subscription period.

Nutritional Products – We offer a comprehensive line of nutritional products including nutritional supplement subscriptions and one-time nutritional sales. We often sell bundled products that combine digital subscriptions, nutritional products and/or fitness products. Revenue is recognized when control of the goods is transferred to the customer, which typically occurs upon delivery. See below for discussion of bundled products.

Connected Fitness – We offer a connected fitness system that includes in-home fitness equipment and associated digital content subscriptions. Some of our in-home fitness contracts have multiple performance obligations, which include both hardware and a subscription service commitment. Revenue is recognized when control of the equipment is transferred to the customer, usually upon delivery. See below for discussion of bundled products.

In cases where a customer contract contains multiple performance obligations, which the Company refers to as bundled products, we account for each obligation individually if they are distinct. We allocate the transaction price, net of discounts, to each performance obligation based on its standalone selling price. Revenue from such arrangements is recognized when control of the product is transferred to the customer, usually upon delivery. For digital subscription service commitments, revenue is recognized over the subscription period.

The Company operates primarily as the principal in its relationships where third parties sell or distribute the Company’s goods or services, payments made to the third parties are recorded in selling and marketing expenses within the consolidated statements of operations. The Company in certain instances serves as the agent in relationships with third parties, the activity in these relationships are immaterial.

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

Connected Fitness Cost of Revenue

Connected fitness cost of revenue consists of product costs, including bike and tablet hardware costs, duties and other applicable importing costs, shipping costs, warehousing and logistics costs, costs associated with service calls and repairs of the products under warranty, payment processing and financing fees, customer service expenses, and personnel-related expenses associated with supply chain and logistics.

The Company utilizes the practical expedient under ASC 606-10-25-18B to account for shipping and handling costs incurred to deliver products to customers as fulfillment activities, rather than a promised service (a revenue element). Shipping and handling costs are included in Nutrition and other cost of revenue and Connected fitness cost of revenue in the consolidated statements of operations in the period during which the products ship. The costs associated with shipping connected fitness and nutrition and other products to customers were $22.5 million and $35.4 million for the years ended December 31, 2023 and 2022, respectively.

Selling and Marketing

Selling and marketing expenses primarily include the costs of Partner compensation, advertising, royalties, promotions and events, and third-party sales commissions as well as the personnel expenses for employees and consultants who support these areas. Selling and marketing expenses also include depreciation of certain software and amortization of contract-based intangible assets.

The Company pays Partner and third-party sales commissions when commissionable sales are made. The third-party sales commissions are not material. In cases where the underlying revenue is deferred, the Company also defers the commissions and expenses these costs in the same period in which the underlying revenue is recognized. Deferred Partner commissions are included in other current assets and other assets in the consolidated balance sheets and were $37.1 million and $32.8 million as of December 31, 2023 and 2022, respectively.

Partners are also eligible for various bonuses, recognition, and complimentary participation in events, including those based on sales volume. The Company expenses these costs in the period in which they are earned. These expenses as well as Partner commissions earned but not paid are included in accrued expenses in the consolidated balance sheets.

Advertising costs are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs. Generally, the costs to produce television and web advertising are expensed as incurred, while television media costs are expensed at the time the media airs. Total advertising expense, including the costs to produce infomercials, was $31.5 million and $36.9 million for the years ended December 31, 2023 and 2022, respectively.

Enterprise Technology and Development

Enterprise technology and development expenses primarily include personnel-related expenses for employees and professional fees paid to consultants to maintain the Company’s enterprise systems applications, hardware, and software. Expenses also include payroll and related costs for employees involved in the research and development of new and existing products and services, enterprise technology hosting expenses, depreciation of enterprise technology-related assets, and equipment leases.

Research and development costs, which are expensed as incurred, were $2.7 million and $4.4 million for the years ended December 31, 2023 and 2022 respectively.

Equity-Based Compensation

The Company measures and recognizes compensation expense for all equity-based awards based on their estimated grant date fair values. The Company recognizes the expense on a straight-line basis over the requisite service period, and forfeitures are accounted for as they occur. Equity-based compensation expense is included in cost of revenue, selling and marketing, enterprise technology and development, and general and administrative expense within the consolidated statements of operations.

Derivative Financial Instruments

The Company may use derivative instruments to manage the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows. The Company primarily enters into option contracts to hedge forecasted payments, typically for up to 12 months, for cost of revenue, selling and marketing expenses, general and administrative expenses, and intercompany transactions not denominated in the local currencies of the Company’s foreign operations. The Company designates certain of these instruments as cash flow hedges and records them at fair value as either assets or liabilities within the consolidated balance sheets. Certain of these instruments are freestanding derivatives for which hedge accounting does not apply.

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

Income Taxes

The Company is subject to income taxes in the United States, Canada, and the United Kingdom. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets ("DTAs") and liabilities ("DTLs") for the expected future tax consequences of events to be included in the financial statements. Under this method, DTAs and DTLs are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

In evaluating the Company’s ability to recover DTAs, all available positive and negative evidence is analyzed, including historical and current operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of losses, the Company has established a valuation allowance ("VA") to reduce its net DTAs to the amount that is more likely than not to be realized. To the extent we establish a VA or increase or decrease this allowance in a given period, we would include the related tax expense or tax benefit within the tax provision in the consolidated statement of operations in that period. In the future, if we determine that we would be able to realize our DTAs in excess of their net recorded amount, we would make an adjustment to the DTA VA and record an income tax benefit within the tax provision in the consolidated statement of operations in that period.

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other income, net, respectively, in the consolidated statements of operations. Accrued interest and penalties are included in accrued expenses and other liabilities in the consolidated balance sheets.

Foreign Currency

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of the subsidiaries. The assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. Revenues and expenses for these subsidiaries are translated at average exchange rates in effect during the applicable period. Translation adjustments are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses related to the recurring measurement and settlement of foreign currency transactions are included as a component of other income, net in the consolidated statements of operations and were a loss of $0.2 million and a gain of $0.6 million during the years ended December 31, 2023 and 2022, respectively.

Earnings (loss) per share

Basic net loss per common share is calculated by dividing net loss allocable to common shareholders by the weighed-average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings per share includes the weighted average affect of the pre-funded warrants issued in connection with the Equity Offering (defined later) that closed on December 13, 2023, the exercise of which requires nominal consideration for the delivery of the common shares. See note 15, Stockholders' Equity, for information on the pre-funded warrants. Diluted net loss per common share adjusts net loss and net loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. Basic and diluted loss per common share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

Recently Adopted Accounting Pronouncement

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to apply ASC 606 to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination on the acquisition date rather than the general guidance in ASC 805. The Company adopted this new accounting guidance on a prospective basis on January 1, 2023, and the adoption did not have a material effect on its consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this new accounting guidance on a prospective basis on January 1, 2023, and the adoption did not have a material effect on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses. The guidance in this update will be effective for public companies for annual periods beginning after December 15, 2023 and interim periods for years beginning after December 15, 2024. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to improve disclosures about a companies income taxes paid and the effective rate reconciliation table. The guidance in this update will be effective for public companies for annual periods beginning after December 15, 2024 and interim periods for years beginning after December 15, 2025. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements.

Note 2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Geographic region:
United States	$473,465	$620,942
Rest of world[1]	53,644	71,257
Total revenue	$527,109	$692,199

1 Consists of Canada, United Kingdom and France. Other than the United Sates, no single country accounted for more than 10% of the Company’s total revenue.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 95% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the year ended December 31, 2023, the Company recognized $95.6 million of revenue that was included in the deferred revenue balance as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $106.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021. The balance in deferred revenue as of December 31, 2021 was $107.1 million.

Note 3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3
Assets
Derivative assets	$—	$—	$—
Restricted short-term investments	—	4,250	—
Total assets	$—	$4,250	$—

Liabilities
Public Warrants	$—	$—	$17
Private Placement Warrants	—	—	9
Term Loan Warrants	—	—	392
Common Stock Warrants	—	—	2,707
Total liabilities	$—	$—	$3,125

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Derivative assets	$—	$462	$—
Total assets	$—	$462	$—

Liabilities
Public Warrants	$415	$—	$—
Private Placement Warrants	—	—	107
Term Loan Warrants	—	—	1,226
Total liabilities	$415	$—	$1,333

Fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their recorded values due to the short period of time to maturity. Restricted short-term investments of $4.3 million at December 31, 2023 consist of a one-year certificate of deposit (“CD”) that matures on July 26, 2024 with an interest rate of 4.8%, which is restricted due to a contractual agreement. The fair value of the Public Warrants, which traded in active markets until November 24, 2023, was based on quoted market prices during the period it was traded in active markets. The fair value of derivative instruments is based on Level 2 inputs such as observable forward rates, spot rates, and foreign currency exchange rates. The Company’s Private Placement Warrants, Term Loan Warrants and Common Stock Warrants, and the Company's Public Warrants after they ceased trading on an active market, are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

Private Placement Warrants

The Company determined the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived from the Company's historical volatility. The expected life was based on the remaining contractual term of the Private Placement Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Private Placement Warrants expected life. The significant unobservable input used in the fair value measurement of the Private Placement Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Risk-free rate	4.1%	4.2%
Dividend yield rate	—	—
Volatility	97.6%	75.0%
Contractual term (in years)	2.48	3.49
Exercise price	$575.00	$575.00

The following table presents changes in the fair value of the Private Placement Warrants for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$107	$2,133
Change in fair value	(98)	(2,026)
Balance, end of period	$9	$107

For the years ended December 31, 2023 and 2022, the change in the fair value of the Private Placement Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Public Warrants

The Company determined the fair value of the Public Warrants, which traded in active markets until November 24, 2023, based on quoted market prices during the period it was traded in active markets. The Company determined the fair value of the Public Warrants after November 24, 2023 using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived primarily from the Company's historical volatility. The expected life was based on the remaining contractual term of the Public Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Public Warrants expected life. The significant unobservable input used in the fair value measurement of the Public Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.

The following table presents significant assumptions utilized in the valuation of the Public Warrants on December 31, 2023:

As of December 31,
2023

Risk-free rate	4.1%
Dividend yield rate	—
Volatility	97.6%
Contractual term (in years)	2.48
Exercise price	$575.00

The following table presents changes in the fair value of the Public Warrants for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$415	$2,701
Change in fair value	(398)	(2,286)
Balance, end of period	$17	$415

For the years ended December 31, 2023 and 2022, the change in the fair value of the Public Warrants resulted from the change in price of the Public Warrants as traded on an active market and after November 24, 2023 the change in the fair value of the Public Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Common Stock Warrants

The Company determined the fair value of the Common Stock Warrants, which were issued on December 13, 2023, using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived from the average of the actual market activity of the Company’s peer group and the Company's historical volatility. The expected life was based on the remaining contractual term of the Common Stock Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Common Stock Warrants expected life. The significant unobservable input used in the fair value measurement of the Common Stock Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on December 31, 2023:

As of December 31,
2023

Risk-free rate	3.8%
Dividend yield rate	—
Volatility	75.2%
Contractual term (in years)	5.44
Exercise price	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the year ended December 31, 2023 (in thousands):

Year ended December 31,
2023
Balance, beginning of year	$—
Issued in connection with Equity Offering	3,255
Change in fair value	(548)
Balance, end of year	$2,707

For the year ended December 31, 2023, the change in the fair value of the Common Stock Warrants for the period from December 13, 2023 (the date they were issued) to December 31, 2023 resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Term Loan Warrants

The Company determined the fair value of the Term Loan Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived from the average of the actual market activity of the Company’s peer group and the Company's historical volatility. The expected life was based on the remaining contractual term of the Term Loan Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Term Loan Warrants expected life. The significant unobservable input used in the fair value measurement of the Term Loan Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively. See Note 11, Debt, for additional information regarding the Term Loan Warrants.

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at December 31, 2023 and 2022:

	As of December 31,
	2023	2022

Risk-free rate	3.8%	4.0%
Dividend yield rate	—	—
Volatility	74.5%	75.0%
Contractual term (in years)	5.60	6.61
Exercise price	$20.50	$92.50

The following table presents changes in the fair value of the Term Loan Warrants for the year ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Balance, beginning of year	$1,226	$—
Issued in connection with Term Loan	—	5,236
Amended in connection with Second Amendment	802	—
Change in fair value	(1,636)	(4,010)
Balance, end of year	$392	$1,226

For the year ended December 31, 2023, the change in the balance of the Term Loan Warrants was due to the amendment of the Term Loan Warrants, which reduced the exercise price from $92.50 per share to $20.50 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.8 million as of the Second Amendment Effective Date (defined later) and the change in the fair value of the Term Loan Warrants. For the years ended December 31, 2023 and 2022 the changes in fair value of the Term Loan Warrants was due to the change in price of the Company’s Class A common stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a non-recurring basis, using significant unobservable inputs (Level 3). The following table presents the non-recurring losses recognized for the year ended December 31, 2023 due to asset impairments, and the fair value and asset classification of the related assets as of the impairment date (in thousands):

	December 31, 2023
	Fair Value	Total Losses

Goodwill	$85,166	$(40,000)
Other investments	1,000	(4,000)
Intangible assets	—	(3,092)
Total	$86,166	$(47,092)

Note 4. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials and work in process	$10,354	$13,380
Finished goods	14,622	40,680
Total inventory	$24,976	$54,060

Adjustments to the carrying value of excess inventory and inventory on hand and inventory purchase commitments to net realizable value were $10.6 million and $39.8 million during the years ended December 31, 2023 and 2022, respectively. These adjustments are included in the consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue. The Company recorded $3.4 million and $11.6 million of these adjustments in nutrition and other cost of revenue for the years ended December 31, 2023 and, 2022, respectively. The Company also recorded $7.2 million and $28.1 million of these adjustments in connected fitness cost of revenue for the years ended December 31, 2023 and 2022, respectively.

Note 5. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Deferred Partner costs	$36,169	$31,270
Deposits	6,788	4,527
Accounts receivable, net	1,270	866
Other	1,696	2,585
Total other current assets	$45,923	$39,248

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022

Computer software and web development	$229,527	$236,533
Computer equipment	23,738	24,240
Buildings	5,158	5,158
Leasehold improvements	4,600	4,600
Furniture, fixtures and equipment	1,166	1,222
Computer software and web development projects in-process	2,157	5,147
Property and equipment, gross	266,346	276,900
Less: Accumulated depreciation	(221,291)	(202,753)
Property and equipment, net	$45,055	$74,147

During the year ended December 31, 2022, primarily due to the consolidation of the Company’s digital platforms and office lease assignment, the Company disposed of certain property and equipment no longer in use. The Company recognized a net loss related to these disposals of $1.2 million during the year ended December 31, 2022 in the consolidated statements of operations. There were no similar dispositions in the year ended December 31, 2023.

On February 29, 2024, the Company sold its Van Nuys production facility which had a net carrying value of $4.8 at December 31, 2023, million for $6.2 million. Simultaneous with the sale, the Company entered into a five year lease of the facility at an annual base rate of $0.3 million per year. See Note 23, Subsequent Events, for additional information on the sale and leaseback of the facility.

The Company recorded depreciation expense related to property and equipment in the following expense categories of its consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022

Cost of revenue	$17,994	$27,137
Selling and marketing	-	381
Enterprise technology and development	16,463	28,833
General and administrative	3	242
Total depreciation	$34,460	$56,593

Note 7. Content Assets, Net

Content assets, net consists of the following (in thousands):

	December 31,
	2023	2022
Released, less amortization	$21,134	$34,713
In production	225	175
Content assets, net	$21,359	$34,888

The Company expects $14.4 million of content assets to be amortized during the next 12 months and 100% of the balance within three years. The Company recorded amortization expense for content assets of $23.8 million and $24.3 million during the years ended December 31, 2023 and 2022, respectively. In the beginning of the fourth quarter of 2023, the Company prospectively modified the amortization of the content assets due to a change in customer streaming behavior. This resulted in an acceleration of the content asset amortization of $2.1 million for the year ended December 31, 2023.

Note 8. Goodwill

Changes in goodwill for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Goodwill, beginning of year	$125,166	$125,166
Impairment of goodwill	(40,000)	—
Goodwill, end of year	$85,166	$125,166

2023 Interim Goodwill Impairment Test

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

2023 Goodwill Impairment Test

The Company completed the required annual impairment test for goodwill as of October 1, 2023, prior to the change of the annual impairment test for goodwill to December 31. The Company performed a qualitative assessment which leveraged information from the June 30, 2023 quantitative assessment, in which it estimated the fair value of its RU and determined that the fair value of its RU was greater than its carrying value, resulting in no impairment.

2023 Annual Goodwill Impairment Test

The Company assessed its long-lived assets for impairment prior to its goodwill impairment test. See Note 9, Intangible Assets, Net, for information on the long-lived assets impairment review and the recording of an intangible asset impairment.

In testing for goodwill impairment as of December 31, 2023, the Company elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of its RU to estimated fair value. The determination of the fair value of the Company’s RU was based on a combination of a market approach that considered benchmark company market multiples, a market approach that considered market multiples derived from the value of recent transactions, and an income approach that utilized discounted cash flows for the RU. The Company applied a 50% weighting to the income approach that utilized discounted cash flows with the other two valuation methodologies having a weighting of 25% each, in determining the fair value of the RU. The significant assumptions under each of these approaches include, among others; revenue projections, which are dependent on future customer subscriptions, new product introductions, customer behavior and competitor pricing, long-term growth rates, discount rates used in a discounted cash flow model in the income approach, the control premium and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as the Company’s expectations of future performance and the expected future economic environment, which are partly based upon the Company’s historical experience.

The Company’s estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on the Company’s judgment of the rates that would be utilized by a hypothetical market participant. The Company also considered its market capitalization in assessing the reasonableness of the combined fair values estimated for its RU. The results of the Company's annual test for impairment at December 31, 2023 concluded that the fair value of the Company's RU was less than its carrying value. As a result, the Company recorded an impairment charge of $40.0 million related to its goodwill, which reduced the goodwill to $85.2 million at December 31, 2023. The Company's accumulated goodwill impairment as of December 31, 2023 was $92.6 million. The impairment at December 31, 2023 was primarily due to the sustained decline in the Company's stock price, which decreased approximately 45% from September 30, 2023 to December 31, 2023, and a decline in revenue of 24% for the year ended December 31, 2023 as compared to the prior year.

Management will continue to monitor the Company's RU for changes in the business environment that could impact its fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in the Company's goodwill impairment tests, and ultimately impact the estimated fair value of its RU may include the demand for at-home fitness solutions, the Company's subscriber growth rates, adverse macroeconomic conditions, and volatility in the equity and debt markets which could result in higher weighted-average cost of capital. Changes in management's expectations of future performance could have a significant impact on the Company's RU fair value. It should be noted that revenue and expectations of revenue have a significant impact on the RU's fair value. For the year ended December 31, 2023 the Company's revenue decreased by 24% from the prior year. Continual decreases in revenue could have an impact on the future fair value of the Company's RU. The fair value of the Company's RU has been impacted by and will continue to be impacted by the volatility in the market price of the Company's common stock. The Company's stock price declined by 68% in the year ended December 31, 2023. Continued decreases in the Company's stock price may result in a decrease in the fair value of the Company's RU and potential for incremental goodwill impairment. Changes in any of the assumptions used in the valuation of the RU, or changes in the business environment could materially impact the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

2022 Annual Goodwill Impairment Test

The Company completed the required annual impairment test for goodwill as of October 1, 2022. The Company performed a quantitative assessment, in which it estimated the fair value of its RU and determined that the fair value of its RU was greater than its carrying value, resulting in no impairment.

2022 Interim Goodwill Impairment Test

Due to the sustained decline in the Company’s market capitalization and macro-economic conditions observed in the second quarter of 2022, the Company performed an interim test for impairment of its goodwill as of June 30, 2022. In performing the interim impairment test for goodwill, the Company elected to bypass the optional qualitative test and proceeded to perform quantitative tests by comparing the carrying value of the RU to its estimated fair value. The results of the Company’s interim test for impairment at June 30, 2022 concluded that the fair value of its Beachbody RU exceeded its carrying value, resulting in no impairment.

As a result of the change in segment reporting discussed above, the Company completed a qualitative test for impairment of its goodwill by RU both prior to and subsequent to the change. The qualitative assessment is an evaluation of whether it is more likely than not that the fair value of a RU is less than its carrying amount. In performing its qualitative assessment, the Company considered the significant margin by which the fair value of its RU exceeded carrying value in its most recent quantitative test in addition to events and changes in circumstances since its most recent quantitative test that could have significantly impacted the assumptions used in the valuation. Based on this qualitative assessment, the Company concluded that no impairment indicators existed for goodwill both prior to and subsequent to the change in segment reporting.

The Company also performed an interim test for impairment of its goodwill as of December 31, 2022 due to the sustained decline in the Company’s market capitalization observed in the fourth quarter of 2022. The Company elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of its RU to estimated fair value. The fair value of the RU exceeded its carrying value, resulting in no impairment.

Note 9. Intangible Assets, Net

Intangible assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangibles Assets, Net	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangibles Assets, Net

Contract-based	$300	$(300)	$—	$300	$(300)	$—
Customer-related	21,100	(21,100)	—	21,100	(14,800)	6,300
Technology-based	20,200	(20,200)	—	20,200	(19,400)	800
Talent and representation contracts	10,300	(10,300)	—	10,300	(10,300)	—
Formulae	1,950	(1,950)	—	1,950	(1,146)	804
Trade name	51,200	(51,200)	—	51,200	(50,900)	300
	$105,050	$(105,050)	$—	$105,050	$(96,845)	$8,204

Due to the reduced revenue and operating income forecasts, the Company tested its asset group for recoverability as of December 31, 2023. The Company assessed its long-lived assets for impairment prior to the goodwill impairment test. In assessing its long-lived assets, the Company tested the related asset group for recoverability by comparing the carrying value of the asset group to its forecasted undiscounted cash flows. Because the carrying value of the asset group exceeded its future undiscounted cash flows, the Company determined that it may not be recoverable. The fair value of the assets within the asset group was then calculated to determine whether an impairment loss should be recognized. The fair values of the customer-related, technology-based, and formulae intangible assets were estimated and calculated to be lower than the carrying value. As a result, the Company recorded an aggregate impairment charge of $3.1 million related to its intangible assets, which reduced its intangible asset balance to zero at December 31, 2023.

The Company had performed a test for recoverability at June 30, 2023 and concluded that the carrying value of its long-lived assets was recoverable.

Due to the reduced revenue and operating income forecasts, the Company tested its asset group for recoverability as of December 31, 2022 and determined that the asset group was not recoverable. The fair value of the assets within the asset group was then calculated to determine whether an impairment should be recognized. The fair value of the customer-related, technology-based and trade name intangible assets were estimated primarily using a relief-from-royalty approach and calculated to be lower than carrying value. As a result the Company recorded a $18.9 million non-cash impairment charge for these intangible assets for the year ended December 31, 2022.

During the three months ended March 31, 2022, the Company determined that one of its acquired trade names no longer had an indefinite life. The Company tested the trade name for impairment before changing the useful life and determined there was no impairment based on its assessment of fair value. The Company is prospectively amortizing the trade name over its remaining estimated useful life of two years beginning January 1, 2022. The Company recorded $0.3 million and $7.5 million of amortization expense for this trade name as a component of selling and marketing expenses for the years ended December 31, 2023 and 2022, respectively.

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

Amortization expense for intangible assets was $5.1 million and $18.3 million for the years ended December 31, 2023 and 2022, respectively.

Note 10. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	December 31,
	2023	2022
Partner costs	$13,971	$14,535
Inventory, shipping and fulfillment	6,869	11,687
Employee compensation and benefits	4,334	20,584
Sales and other taxes	3,963	4,818
Information technology	3,176	2,207
Advertising	872	1,176
Customer service expenses	437	956
Other accrued expenses	8,525	8,467
Total accrued expenses	$42,147	$64,430

On September 29, 2023, the Company entered into a financing agreement with IPFS Corporation of California ("IPFS") to finance certain of its annual insurance premiums. The Company financed $2.5 million, which will be paid over a ten month period with the first payment due on November 1, 2023. The financing has an interest rate of 8.83% and IPFS has a security interest in the underlying policies that have been financed. The $1.8 million outstanding as of December 31, 2023 is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

On October 6, 2023, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain of its annual insurance premiums. The Company financed $2.0 million, which will be paid over a nine month period with the first payment due on November 1, 2023. The financing has an interest rate of 8.75% and FIF has a security interest in the underlying policies that have been financed. The $1.4 million outstanding as of December 31, 2023 is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

Note 11. Debt

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement which was subsequently amended (collectively with any amendments thereto, the “Financing Agreement”). The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. In addition, the Financing Agreement permits the Company to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. Borrowings under the Term Loan are unconditionally guaranteed by the Guarantors, and all present and future material U.S. and Canadian subsidiaries of the Company. Such security interest consists of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.5 million of third-party debt issuance costs which are recorded in the consolidated balance sheets as a reduction of long-term debt as of December 31, 2023 and 2022 and are being amortized over the term of the Term Loan using the effective-interest method.

The Term Loan borrowings may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR Rate”) loans. Reference Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greater of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the SOFR Rate (based upon an interest period of one month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR Rate (based upon an interest period of three months). The SOFR Rate is subject to a floor of 1.00%. In addition, the Term Loan borrowings bear additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan was a SOFR Rate loan, with a cash effective interest rate of 12.29% for the year ended December 31, 2023. The Company recorded $8.8 million and $3.4 million of interest related to the Term Loan during the years ended December 31, 2023 and 2022.

On July 24, 2023 (the "Second Amendment Effective Date"), the Company and Blue Torch entered into Amendment No. 2 to the Financing Agreement (the "Second Amendment"), which amended the Company's existing Financing Agreement. The Second Amendment, among other things, amended certain terms of the Financing Agreement including, but not limited to, (1) amended the minimum revenue financial covenant to test revenue levels for each fiscal quarter on a standalone basis, and to adjust the minimum revenue levels to (a) $100.0 million, commencing with the fiscal quarter ended June 30, 2023, for each fiscal quarter ending on or prior to March 31, 2024 and (b) $120.0 million for each fiscal quarter thereafter and or prior to December 31, 2025; (2) amended the minimum liquidity financial covenant to adjust the minimum liquidity levels to (a) $20.0 million at all times from the Second Amendment Effective Date through March 31, 2024 and (b) $25.0 million at all times thereafter through the maturity of the Term Loan; (3) modified the maturity date of the Term Loan from August 8, 2026 to February 8, 2026; and (4) amended certain financial definitions, reporting covenants and other covenants thereunder. The Company was in compliance with these covenants as of December 31, 2023.

In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million along with the related prepayment premium of 5% ($0.8 million) and accrued interest ($0.1 million). The Company also incurred a 1% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.5 million) which is recorded as incremental third party debt issuance costs and is being amortized over the amended term of the Term Loan using the effective-interest method. The partial prepayment of $15.0 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Second Amendment Effective Date ($2.4 million) which in addition to the prepayment premium ($0.8 million) was recorded as a loss on partial debt extinguishment of $3.2 million in the year ended December 31, 2023. As of December 31, 2023, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $35.5 million.

On January 9, 2024 (the "Consent Effective Date"), the Company and Blue Torch entered into Consent No. 1 and Amendment No. 3 to the Financing Agreement (the "Third Amendment"), which among other things, amended the minimum liquidity financial covenant. On February 29, 2024, the Company and Blue Torch entered into Consent No. 2 and Amendment No. 4 to the Financing Agreement (the "Fourth Amendment"), which among other things, amended the minimum liquidity financial covenant. See Note 23, Subsequent Events, for additional information on the Third and Fourth Amendments, including amendments to the minimum liquidity financial covenant.

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

The Financing Agreement also contains customary representations, warranties, and covenants, which include, but are not limited to, restrictions on indebtedness, liens, payment of dividends, restricted payments, asset sales, affiliate transactions, changes in line of business, investments, negative pledges and amendments to organizational documents and material contracts. The Financing Agreement contains customary events of default, which among other things include (subject to certain exceptions and cure periods): (1) failure to pay principal, interest, or any fees or certain other amounts when due; (2) breach of any representation or warranty, covenant, or other agreement in the Financing Agreement and other related loan documents; (3) the occurrence of a bankruptcy or insolvency proceeding with respect to any Loan Party; (4) any failure by a Loan Party to make a payment with respect to indebtedness having an aggregate principal amount in excess of a specified threshold; and (5) certain other customary events of default.

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share. The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants. The Term Loan Warrants were recorded in the consolidated balance sheet as warrant liabilities. The initial fair value of the Term Loan Warrants of $5.2 million, is being amortized as a debt discount over the term of the Term Loan using the effective interest method. In connection with the Second Amendment, the Company also amended and restated the Term Loan Warrants. The amendment of the Term Loan Warrants amended the exercise price from $92.50 per share to $20.50 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Second Amendment Effective Date by $0.8 million and was recorded as of the Second Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount, is being amortized over the amended term of the Term Loan using the effective-interest method. In connection with the Equity Offering (defined later), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock.

The aggregate amounts of payments due for the periods succeeding December 31, 2023 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Year ending December 31, 2024	$8,068
Year ending December 31, 2025	2,500
Year ending December 31, 2026	24,527
Total debt	35,095
Less current portion	(8,068)
Less unamortized debt discount and debt issuance costs	(5,960)
Add capitalized paid-in-kind interest	424
Total long-term debt	$21,491

The payments in the year ending December 31, 2024 include a partial prepayment of $1.0 million which was paid on January 9, 2024 as part of the Third Amendment and a partial prepayment of $5.5 million which was paid on February 29, 2024 as part of the Fourth Amendment. See Note 23, Subsequent Events, for more information on the amendments to the Term Loan.

Principal payments on the Term Loan are $1.3 million per year from the Effective Date to September 30, 2024, payable on a quarterly basis, and thereafter, are $2.5 million per year, payable on a quarterly basis with the remaining principal amount due on the maturity date of February 8, 2026.

At December 31, 2023 the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which is collateralized by $0.1 million of cash. This letter of credit expires on December 6, 2024 and is automatically extended for one-year terms unless notice of non-renewal is provided 60 days prior to the end of the applicable term. At December 31, 2023, the cash collateralizing this letter of credit is classified as current restricted cash in our consolidated balance sheet.

Note 12. Leases

The Company leases facilities under noncancelable operating leases expiring through 2027 and certain equipment under a finance lease expiring in 2024.

As of December 31, 2023 and 2022, the Company had operating lease liabilities of $3.3 million and $5.3 million respectively, and ROU assets of $3.1 million and $5.0 million, respectively. As of December 31, 2023 and 2022, the Company had finance lease liabilities of approximately zero and $0.1 million, respectively, and ROU assets of approximately zero and $0.1 million, respectively.

The Company’s leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of lease liabilities and ROU assets as the Company is not reasonably certain to exercise these options. Variable expenses generally represent the Company’s share of the landlord operating expenses.

The following summarizes the Company’s leases (in thousands):

	Year Ended December 31,
	2023	2022
Finance lease costs:
Amortization of right-of-use asset	$73	$192
Interest on lease liabilities	2	8
Operating lease costs	2,097	2,150
Short-term lease costs	18	202
Variable lease costs	301	566
Short-term sublease income	(32)	(127)
Total lease costs	$2,459	$2,991

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2	$8
Operating cash flows from operating leases	2,319	2,195
Financing cash flows from finance leases	121	153
Right-of-use asset obtained in exchange for new operating lease liabilities	—	420

Weighted-average remaining lease term - finance leases	0.3	1.3
Weighted-average remaining lease term - operating leases	2.3	2.9

Weighted-average discount rate - finance leases	4.0%	4.0%
Weighted-average discount rate - operating leases	4.1%	4.5%

Maturities of operating and finance lease liabilities, excluding short-term leases, are as follows (in thousands):

	Operating Leases	Finance Leases	Total
Year ended December 31, 2024	$2,079	$2	$2,081
Year ended December 31, 2025	687	—	687
Year ended December 31, 2026	712	—	712
Year ended December 31, 2027	132	—	132
Total	3,610	2	3,612
Less present value discount	(352)	-	(352)
Lease liabilities at December 31, 2023	$3,258	$2	$3,260

As the Company’s lease agreements do not provide an implicit rate, the discount rates used to determine the present value of lease payments are generally based on the Company’s estimated incremental borrowing rate for a secured borrowing of a similar term as the lease.

In November 2021, the Company entered into an agreement effective January 2022, assigning its Santa Monica office lease to a third party with a lease term expiring in 2025. Although the lease assignment requires the Company to remain secondarily liable as a surety with respect to the lease, the Company does not believe it is probable that it will be responsible for the obligations. The value of the associated guarantee liability is insignificant.

On February 29, 2024, the Company sold its Van Nuys production facility and entered into a five year lease of the facility at an annual base rate of $0.3 million. See Note 23, Subsequent Events, for additional information on the lease of this facility.

Note 13. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. During the year ended December 31, 2023 there were no losses on inventory purchase commitments. During the year ended December 31, 2022, the Company recorded $2.7 million for losses on inventory purchase commitments related to connected fitness hardware. These losses were included in accrued expenses in the consolidated balance sheets and connected fitness cost of revenue in the consolidated statements of operations. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding December 31, 2023 are as follows (in thousands):

Year ended December 31, 2024	$17,452
Year ended December 31, 2025	1,475
Year ended December 31, 2026	100
Year ended December 31, 2027	75
Year ended December 31, 2028	75
$19,177

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the year ended December 31, 2023 the Company paid $4.6 million of royalty payments exclusive of guaranteed payments.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. This matter is pending as of the date of this annual report.

On September 6, 2023 Dish Technologies LLC and SLING TV LLC (the "DISH Entities") filed a complaint with the United States District Court for the District of Delaware alleging that the Company infringed on the DISH Entities' patents and used technology belonging to the DISH Entities without their permission. The plaintiffs are seeking monetary damages and injunctive relief. This matter is pending as of the date of this annual report.

The Company disputes the allegations in the above referenced active matters and intends to defend the matters vigorously. Some of our legal proceedings, such as the above referenced complaints, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, it is not possible to determine the probability of loss or estimate damages for any of the above matters, and therefore the Company has not established reserves for any of these proceedings. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Note 14. Restructuring

In 2023, restructuring charges primarily relate to activities focused on aligning the Company's operations with its key growth priorities. Restructuring charges in 2022 relate to the consolidation of our streaming fitness and nutrition offerings into a single Beachbody platform. The Company recognized restructuring costs of $6.5 million and $10.0 million during the years ended December 31, 2023 and 2022, respectively, comprised primarily of termination benefits related to headcount reductions, of which approximately zero and $0.5 million is included in accrued expenses in the consolidated balance sheets at December 31, 2023 and 2022, respectively. In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following table summarizes activity in the Company’s restructuring-related liability during the years ended December 31, 2023 and 2022 (in thousands):

	Balance at December 31, 2022	Restructuring Charges	Payments / Utilizations	Liability at December 31, 2023
Employee-related costs	$469	$6,497	$(6,948)	$18
Total costs	$469	$6,497	$(6,948)	$18

	Balance at December 31, 2021	Restructuring Charges	Payments / Utilizations	Liability at December 31, 2022
Employee-related costs	$—	$10,047	$(9,578)	$469
Total costs	$—	$10,047	$(9,578)	$469

During the year ended December 31, 2022, the Company determined that the useful life of certain computer software and web development assets, and content assets would end upon the completion of its platform consolidation. The Company accelerated depreciation of these computer software and web development assets and recorded $3.4 million of additional depreciation expense as a component of digital cost of revenue and nutrition and other cost of revenue during the year ended December 31, 2022. The Company also accelerated amortization of these content assets and recorded $2.7 million of additional amortization as a component of digital cost of revenue during the year ended December 31, 2022.

See Note 23, Subsequent Events, for information related to a restructuring in January 2024.

Note 15. Stockholders' Equity

As of December 31, 2023, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock, and 100,000,000 shares are designated as preferred stock.

Common Stock

Holders of each share of each class of common stock are entitled to dividends when, as, and if declared by the Company’s board of directors (the "Board"), subject to the rights and preferences of any holders of preferred stock outstanding at the time. As of December 31, 2023, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

On June 15, 2023, the Company and Carl Daikeler, the Company’s co-founder and CEO entered into a forfeiture agreement (“the Forfeiture Agreement”), pursuant to which Mr. Daikeler as of June 15, 2023 forfeited 160,000 shares of the Company’s common stock that he owned, comprised of 63,999 shares of Class A common stock and 96,001 shares of Class X common stock, each with a par value of $0.0001. No consideration was provided to Mr. Daikeler for the forfeiture of these shares.

On December 10, 2023, the Company entered into a securities purchase agreement for the issuance and sale of 420,769 shares of Class A common stock at a purchase price of $9.75 per share and pre-funded warrants to purchase up to 122,821 shares of Class A common stock at a pre-funded purchase price of $9.7499 per share with certain institutional investors in a registered direct offering. The pre-funded warrants are immediately exercisable and have an exercise price of $0.0001 per share. The Company received proceeds of $4.9 million, net of placement agent fees. The pre-funded warrants are exercisable at any time after their original issuance at the option of the holder, in the holder's discretion, by (1) payment in full in cash for the number of shares of common stock purchased upon such exercise or (2) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined accruing to the formula set forth in the pre-funded warrant. The Company also issued 543,590 Common Stock Warrants to purchase 543,590 shares of Class A common stock at an exercise price of $11.24 per share in a concurrent private placement. The Common Stock Warrants may be exercised at any time beginning June 13, 2024 and will expire on June 13, 2029. In the event of certain fundamental transactions involving the Company as described in the Common Stock Warrant agreement, the holders of the Common Stock Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specific inputs. The holders of the pre-funded warrants do not have similar rights. Therefore, the Company accounted for the Common Stock Warrants as liabilities which were recorded at the fair value at their issuance date of $3.3 million. The gross proceeds were allocated to the Common Stock Warrants at their fair value ($3.3 million) with the remainder allocated proportionally to common stock ($1.6 million) and pre-funded warrants ($0.4 million) based on the gross proceeds received. The issuance of the Class A common stock, the pre-funded warrants and the Common Stock Warrants is collectively called the "Equity Offering".

The pre-funded warrants were classified as a component of stockholder's equity within additional paid in capital. The pre-funded warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated gross proceeds from the Equity Offering after recording the Common Stock Warrant liability proportionately to the common stock and pre-funded warrants. As of December 31, 2023, all of the pre-funded warrants were outstanding. On January 12, 2024, all of the pre-funded warrants were exercised by the investor and converted into 122,821 shares of Class A common stock.

Reverse Stock Split

At the 2023 Annual Shareholder Meeting, which was held on November 20, 2023, our stockholders approved an amendment to our second amended and restated certificate of incorporation to effect a reverse stock split of all of our issued and outstanding common stock by a ratio in the range of 1-for-10 to 1-for-50. On November 21, 2023, we effected a 1-for-50 reverse stock split of our issued and outstanding common stock. The reverse stock split ratio and the implementation and the timing of the reverse stock split were determined by our Board. The reverse stock split did not change the authorized number of shares or the par value of our common stock or preferred stock, but did effect a proportional adjustment to the number of common stock outstanding, the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock awards ("RSU's"), the number of shares of common stock under the Employee Stock Purchase Plan (the "ESPP"), the conversion rate of our outstanding warrants into common stock and the number of shares of common stock eligible for issuance under our 2021 Stock Plan (the "2021 Plan"). No fractional shares were issued in connection with the reverse stock split. Each stockholder's percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split.

All applicable outstanding equity awards discussed below in Note 16, Equity-Based Compensation, have been adjusted retroactively for the 1-for-50 reverse stock split.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss), by component during the years ended December 31, 2023 and 2022 (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at December 31, 2021	$(32)	$11	$(21)
Other comprehensive income (loss) before reclassifications	24	(105)	(81)
Amounts reclassified from accumulated other comprehensive income (loss)	108	—	108
Tax effect	31	—	31
Balances at December 31, 2022	131	(94)	37
Other comprehensive income (loss) before reclassifications	(334)	78	(256)
Amounts reclassified from accumulated other comprehensive income (loss)	222	—	222
Tax effect	(26)	—	(26)
Balances at December 31, 2023	$(7)	$(16)	$(23)

Note 16. Equity-Based Compensation

Equity Compensation Plans

Prior to June 25, 2021, the Company maintained its 2020 Beachbody Company Group LLC Equity Compensation Plan (the “2020 Plan”), under which, grants were awarded to certain employees, consultants, and members of the Company’s board of managers through the granting of one or more of the following types of awards: (a) nonqualified unit options, (b) unit awards, and (c) unit appreciation rights. The Company granted nonqualified unit options with vesting periods typically ranging from three to five years under the 2020 Plan.

After June 25, 2021, awards under the 2020 Plan were converted at the Exchange Ratio, and the Company’s Board approved the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, dividend equivalents, RSUs, and other stock or cash-based awards. Grants under the 2021 Plan may be awarded to employees, consultants, and members of the Company’s Board.

Under the 2021 Plan, all awards settle in shares of Class A common stock, and up to 608,851 shares of Class A common stock were initially available for issuance. The number of shares of Class A common stock available for issuance under the 2021 Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) five percent of the total number of shares of Class A and Class X common stock outstanding on the final day of the immediately preceding calendar year and (ii) the number of shares determined by the Company’s Board. As of December 31, 2023, 254,995 shares of Class A common stock remain available for issuance under the 2021 Plan.

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

A summary of the option activity under the Company's equity compensation plans is as follows:

	Time Vested Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	968,293	$132.50	6.35	$—
Granted	261,288	23.58
Forfeited	(193,886)	130.82
Expired	(196,216)	108.69
Outstanding at December 31, 2023	839,479	$32.53	7.25	$—
Exercisable at December 31, 2023	325,767	$36.96	5.14	$—

	Performance Vested Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	—	$—	—	$—
Granted	318,440	22.02
Outstanding at December 31, 2023	318,440	$22.02	9.45	$—
Exercisable at December 31, 2023	—	$—	—	$—

A summary of the unvested option activity is as follows:

	Number of Time Vested Options	Weighted-Average Grant Date Fair Value (per option)
Unvested at December 31, 2022	533,173	$69.00
Granted	261,288	13.23
Vested	(170,507)	56.50
Forfeited	(110,242)	60.63
Unvested at December 31, 2023	513,712	$33.49

	Number of Performance Vested Options	Weighted-Average Grant Date Fair Value (per option)
Unvested at December 31, 2022	—	$—
Granted	318,440	12.77
Unvested at December 31, 2023	318,440	$12.77

The Company does not use cash to settle equity instruments issued under equity-based compensation awards. The total fair value of awards which vested during the years ended December 31, 2023 and 2022 was $9.6 million and $14.4 million, respectively.

The intrinsic value of options exercised during the year ended December 31, 2022 was $0.8 million. There were no options exercised during the year ended December 31, 2023.

A summary of RSU activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2022	63,184	$72.50
Granted	496,176	28.37
Vested	(230,340)	34.11
Forfeited	(27,139)	34.58
Outstanding at December 31, 2023	301,881	$31.97

RSUs granted to employees generally vest over four years, based on continued employment, while RSUs granted to members of the Board generally vest approximately one year after grant date.

The fair value of RSUs vested during the year ended December 31, 2023 and 2022 was $7.9 million and $2.2 million, respectively.

On January 1, 2023, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 312,162 pursuant to the terms of the 2021 Plan. As of December 31, 2023, 254,995 shares of Class A common stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $2.2 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively, which were classified as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

On June 14, 2023, the Board adopted the Company’s 2023 Employment Inducement Incentive Award Plan (the “Inducement Plan”) for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSU's, dividend equivalents and other stock or cash-based awards to prospective employees. The Board reserved 477,661 shares of the Company’s common stock for issuance pursuant to the awards granted under the Inducement Plan.

Effective as of June 15, 2023, the Company appointed Mark Goldston as Executive Chairman, replacing the service of Mr. Daikeler in his capacity as Chairman of the Board. Mr. Daikeler continues to serve as the Company’s CEO and as a director. In connection with the employment offer letter to Mr. Goldston, he was granted a stock option under the Inducement Plan, covering an aggregate of 477,661 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Option”). Of this amount, 159,221 shares subject to the Option will vest based on continued service (the “Time-Vesting Options”) and 318,440 shares will vest based on the attainment of applicable performance goals and continued service (the “Performance-Vesting Options”). The Time-Vesting Options will vest and become exercisable with respect to 25% of the Time-Vesting Options subject to the Option on each of the first four anniversaries of June 15, 2023. The Performance-Vesting Options will vest and become exercisable based on both (1) the achievement of pre-determined price per share goals and (2) Mr. Goldston’s service through the applicable vesting date. Any earned Performance-Vesting Options will vest and become exercisable as of the later of (1) June 15, 2024, and (2) the date on which the applicable price per share goal is achieved. The weighted average exercise price of the Performance-Vesting Options was $22.02 per option and none of the Performance-Vesting Options were exercisable as of December 31, 2023.

Vesting tranche Number of Performance -Vesting Options Price per share goal

Tranche 1 79,610 $50.00

Tranche 2 79,610 $75.00

Tranche 3 79,610 $100.00

Tranche 4 79,610 $125.00

The share price is measured by averaging the fair market value (as defined in the Inducement Plan) per share over any 30 consecutive trading-day period.

Employee Stock Purchase Plan

In May 2022, the Company established an ESPP, the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or ending of each six-month purchase period. The number of shares of Class A common stock available under the ESPP is increased on January 1 of each calendar year beginning on January 1, 2022 and ending on January 1, 2031 by an amount equal to the lesser of (i) 1% of the total number of shares of Class A and Class X common stock outstanding as of the final day of the immediately preceding calendar year and (ii) the number of shares determined by the Company's Board. As of December 31, 2023, 137,976 shares of Class A common stock remain available for issuance under the ESPP.

During the year ended December 31, 2023, 47,257 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $13.78 per share.

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the year ended December 31, 2023:

December 31,
2023

Weighted-average risk-free rate	4.7%
Dividend yield rate	—
Weighted-average volatility	54.4%
Expected term (in years)	0.50
Weighted-average grant date fair value	$5.32

Compensation Warrants

During the year ended December 31, 2020, the Company issued warrants for the purchase of 79,612 of the Company's Class A common stock at an exercise price of $126.00 per share. These warrants vest 25% at the grant date and 25% at each of the first, second, and third anniversaries of the grant date. The warrants have a 10-year contractual term.

As of December 31, 2023, 79,612 warrants were exercisable. Compensation cost associated with the warrants was recognized over the requisite service period, which was 4.25 years.

Repricing of Stock Options

The Company determined that a significant portion of its outstanding stock options had an exercise price per share that was significantly higher than the current fair market value of the Company’s common stock (the “Underwater Options”). In order to help retain and motivate holders of Underwater Options, and align their interests with those of stockholders, on September 14, 2023, the Compensation Committee of the Board resolved that it was in the best interests of the Company and its stockholders to amend certain of the Underwater Options (the “Amended Underwater Options”) for current employees and consultants of the Company that were either (1) not maturing in fiscal 2023 or (2) that had not been issued at an exercise price of less than $50 in the prior twelve months, to reduce the exercise price of each Amended Underwater Option to the closing per share price of the Company’s common stock on September 14, 2023 (the “Repricing”). The Company had 531,515 Amended Underwater Options which had their exercise price amended to $17.35 per option.

Excluded from the Repricing were, among others, Underwater Options held by members of the Board, the Company's CEO and Executive Chairman; any Underwater Options with an exercise price less than $50.00; and options granted to consultants who are no longer providing services to the Company. Except for the modification of the exercise price, all other terms and conditions of the Amended Underwater Options remain in effect.

The Company determined that the Repricing represented a modification of share-based awards under ASC 718. Accordingly, the Company recognized incremental stock-based compensation of $1.6 million which was recorded as of the Repricing, related to 255,174 vested Amended Underwater Options as of the Repricing. As of the Repricing $1.5 million incremental unrecognized compensation expense related to 276,341 unvested Amended Underwater Options will be recognized as expense over the requisite service period in which the options vest, or 1.6 years.

Equity-Based Compensation Expense

Equity-based compensation expense, which also includes the Repricing and modifications for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$2,992	$1,416
Selling and marketing	9,852	7,015
Enterprise technology and development	1,330	1,403
General and administrative	9,717	7,786
Total equity-based compensation	$23,891	$17,620

As of December 31, 2023, the total unrecognized equity-based compensation expense was $33.1 million, which will be recognized over a weighted-average remaining period of 2.41 years.

In connection with the restructuring activities that took place during the year ended December 31, 2023, the Company modified certain stock awards of terminated employees (approximately 25 employees in the three month period ended September 30, 2023 and approximately 100 employees in the three months ended March 31, 2023). The modifications included accelerating the vesting of any options that would have vested within three months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees’ termination date (that is, three months in addition to the standard three months per the original agreement). As a result of these modifications, the Company recognized approximately $1.0 million reduction to equity-based compensation expense within general and administrative expense in the consolidated statements of operations for the year ended December 31, 2023.

The fair value of each award that vests solely based on time as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used to determine the fair value of time vested option grants:

	December 31,
	2023	2022
Risk-free rate	3.9%	3.0%
Dividend yield rate	—	—
Volatility	62.2%	52.9%
Expected term (in years)	5.18	6.16
Weighted-average grant date fair value	$13.65	$31.50

The vesting periods are based on the terms of the option grant agreements, generally four to five years. The risk-free interest rates are based on the U.S. Treasury rates as of the grant dates for the expected terms of the options. The price volatilities represent calculated values based on the historical price volatilities of publicly traded companies within the Company’s industry group and the Company's historical volatility over the options’ expected terms. The expected terms of the options granted were estimated using the simplified method by taking an average of the vesting periods and the original contractual terms.

The fair value of the Performance-Vesting Options as of the date of grant is estimated using a Monte Carlo simulation. The following table summarizes the weighted average assumptions used to determine the fair value of the Performance-Vesting Options:

December 31,
2023
Risk-free rate	3.7%
Dividend yield rate	—
Volatility	53.7%
Expected term (in years)	10.00
Weighted-average grant date fair value	$13.00

The vesting periods are based on the terms of the option grant agreements, generally four to five years. The risk-free interest rates are based on the U.S. Treasury rates as of the grant dates for the expected terms of the options. The price volatilities represent calculated values based on the historical price volatilities of publicly traded companies within the Company’s industry group and the Company's historical volatility over the options’ expected terms. The expected terms of the options granted were estimated using the simplified method by taking an average of the vesting periods and the original contractual terms.

Note 17. Derivative Financial Instruments

As of December 31, 2023 and 2022, the notional amount of the Company’s outstanding foreign exchange options was $4.4 million and $17.6 million, respectively. In the year ended December 31, 2023, management made a determination to cease entering into any further foreign exchange options at this time, which resulted in the decrease in the notional amount of the Company's outstanding foreign exchange options at December 31, 2023. The Company's foreign exchange options outstanding at December 31, 2023 will all expire prior to March 31, 2024. There were no outstanding forward contracts as of December 31, 2023 and 2022.

The following table presents the fair value of the Company’s derivative instruments which are included in other current assets in the consolidated balance sheets (in thousands):

	December 31,
	2023	2022

Derivatives designated as hedging instruments	$—	$343
Derivatives not designated as hedging instruments	—	119
Total derivative assets	$—	$462

There were no derivative liabilities as of December 31, 2023 and 2022.

The Company expects that $0.1 million of existing losses recorded in accumulated other comprehensive loss will be reclassified into net income (loss) over the next 12 months. The Company assessed its derivative instruments and determined that they were effective during the years ended December 31, 2023 and 2022.

The following table shows the pre-tax effects of the Company’s derivative instruments on its consolidated statements of operations (in thousands):

		Year Ended December 31,
	Financial Statement Line Item	2023	2022
Unrealized gains (losses)	Other comprehensive income (loss)	$(334)	$24

Losses reclassified from accumulated other	Cost of revenue	$(101)	$(45)
comprehensive income (loss) into net loss	General and administrative	(121)	(63)
Total amounts reclassified		$(222)	$(108)
Gains (losses) recognized on derivatives not designated as hedging instruments	Cost of revenue	$(98)	$13

Note 18. Income Taxes

The components of the Company’s loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022
U.S.	$(154,571)	$(198,245)
Foreign	1,967	1,000
Loss before income taxes	$(152,604)	$(197,245)

The components of the income tax benefit (provision), net were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$31
State and local	(113)	202
Foreign	(115)	(141)
	$(228)	$92
Deferred:
Federal	$(23)	$1,963
State and local	71	870
Foreign	143	128
	191	2,961
Income tax (provision) benefit, net	$(37)	$3,053

The Company has continued to record a full VA against its DTAs at December 31, 2023 and 2022. The Company has certain net DTLs that will reverse in a different period than its DTAs and has DTLs with an indefinite reversal period resulting in a net DTL, after recording a VA, at December 31, 2023 and 2022 of $0.0 million and $0.2 million, respectively.

The actual tax rate on loss before income taxes reconciles to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.5%	3.6%
Valuation allowance on deferred tax assets	(17.2%)	(24.2%)
Goodwill impairment	(5.5%)	—
Equity-based compensation	(1.1%)	(1.1%)
Adjustments to prior year provision	0.7%	1.4%
Note revaluation	(0.6%)	—
Common stock warrant liability	0.4%	0.9%
Other	(0.2%)	(0.1%)
Effective tax rate	—	1.5%

DTAs and DTLs are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$91,585	$74,038
Equity-based compensation	13,358	10,652
Inventory	12,339	18,525
Tax basis step-up	11,570	13,240
Capitalized research expense	9,592	6,057
Intangible assets	6,552	4,915
R & D credit carryover	3,886	3,886
Accrued expenses	1,064	1,438
Lease obligations	837	1,663
Accrued employee compensation and benefits	546	4,246
Other	4,517	2,164
Total deferred tax assets	155,846	140,824
Deferred tax liabilities:
Property and equipment	(5,853)	(13,377)
Content assets	(4,448)	(7,408)
Prepaid expenses	(1,969)	(2,425)
Right-of-use assets	(750)	(1,231)
Total deferred tax liabilities	(13,020)	(24,441)
Net deferred tax assets before valuation allowance	142,826	116,383
Valuation allowance	(142,836)	(116,564)
Net deferred tax liabilities	$(10)	$(181)

Taxes on the net income of foreign corporate subsidiaries in excess of a deemed return on their tangible assets, or global intangible low-taxed income (“GILTI”), are recognized as an expense in the period the tax is incurred. Accordingly, the Company has not provided deferred taxes related to temporary differences that, on their reversal, will affect the amount of income subject to GILTI in the period tax is incurred.

As of December 31, 2023, the Company has accumulated U.S. federal and state net operating loss ("NOL") carryforwards of $339.9 million and $384.7 million, respectively. Of the federal NOL carryforwards, $2.3 million was generated before January 1, 2018 and subject to a 20-year carryforward period. The remaining $337.6 million can be carried forward indefinitely but is subject to an 80% taxable income limitation. The U.S. federal losses subject to carryforward limitations and state NOL carryforwards will begin to expire in 2037 and 2025, respectively. As of December 31, 2023, the Company has accumulated U.S. federal and state research tax credits of $3.5 million and

$1.7 million, respectively. The U.S. federal research tax credits will begin to expire in 2039. The U.S. state research tax credits do not expire.

Uncertain Tax Positions

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022

Unrecognized tax benefits, beginning of year	$1,044	$568
Additions for current year tax positions	—	476
Unrecognized tax benefits (excluding interest and penalties), end of year	1,044	1,044
Interest and penalties associated with unrecognized tax benefits	—	—
Unrecognized tax benefits including interest and penalties, end of year	$1,044	$1,044

All of the unrecognized tax benefits was recorded as a reduction in the Company’s gross DTAs. If the unrecognized tax benefits were not recorded it would affect the Company’s effective tax rate.

The Company files U.S. federal, numerous state and local income, franchise, U.K., and Canada tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, local, or Canada tax examination by taxing authorities for years prior to 2020. For the U.K., the Company is no longer subject to tax examinations by the taxing authorities for years prior to 2021.

Note 19. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan for the benefit of all employees who have met the eligibility requirements. Participants may contribute up to 75% of their eligible compensation, subject only to annual limitations set by the Internal Revenue Service. The Company matched 50% of participant contributions, up to 6% of the participant’s total compensation. For the years ended December 31, 2023 and 2022, the Company recorded expense for matching contributions of $1.9 million and $2.9 million, respectively.

Note 20. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X common stock is as follows (in thousands, except share and per share information):

	Year Ended December 31,
	2023	2022

Numerator:
Net loss	$(152,641)	$(194,192)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,238,777	6,149,784

Net loss per common share, basic and diluted	$(24.47)	$(31.58)

Basic net loss per common share is the same as dilutive net loss per common share for the years ended December 31, 2023 and 2022 as the inclusion of all potential common shares would have been antidilutive. The weighted average common shares outstanding (basic and diluted) in the above table exclude the 160,000 shares that were forfeited by Mr. Daikeler for the period of time after they were forfeited (June 15, 2023) and includes (1) the 420,769 shares that were issued in the Equity Offering on December 13, 2023 for the period of time after they were issued and (2) the pre-funded warrants to purchase up to 122,821 shares of Class A common stock issued in the Equity Offering on December 13, 2023 for the period of time after they were issued, as the exercise of the pre-funded warrants requires nominal consideration for the delivery of the common stock.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022
Time Vested Options	839,479	968,293
Performance Vested Options	318,440	—
RSUs	301,881	63,184
Compensation warrants	79,612	79,612
Public and Private Placement Warrants	306,667	306,667
Term Loan warrants	97,482	94,335
Common Stock Warrants	543,590	—
Forest Road Earn-out Shares	75,000	75,000
	2,562,151	1,587,091

The Forest Road Earn-out Shares are unvested and are subject to forfeiture if certain earnout conditions are not satisfied. Subject to certain other terms and conditions, the Forest Road Earn-out Shares will vest, in equal tranches of 10% each, commencing on December 22, 2021, upon the occurrence of the Company's last sale price on the NYSE exceeding each of the following price per share thresholds for any 20 trading days within any consecutive 30-day trading period: $600.00, $650.00, $700.00, $750.00 and $800.00. Any Forest Road Earn-out Shares that do not vest within ten years will be forfeited. The Forest Road Earn-out Shares are accounted for as equity-classified equity instruments and recorded in additional paid in capital. As of December 31, 2023, all Forest Road Earn-out Shares are unvested. The Forest Road Earn-out Shares are considered participating securities as they would share in any dividends declared by the Company. However, as there is no specific requirement to allocate any losses of the Company to the holders of the Forest Road Earn-out Shares and there is no legal requirement to have them fund such losses, the two-class method for earnings per share is not applicable for loss periods.

Note 21. Related Party Transactions

The Company has a royalty agreement with a company related to the controlling shareholder. The related party assisted the Company with the development of several products and receives royalties based on the sales of these products. Total payments to the related party were approximately $0.4 million and $0.5 million during the years ended December 31, 2023 and 2022, respectively. As of each December 31, 2023 and 2022, $0.2 million and $0.2 million was due to the related party pursuant to the royalty agreement.

A minority shareholder and director of the Company is also a shareholder in a law firm that provides legal services to the Company. Total payments to the related party were $0.5 million and $1.3 million during the years ended December 31, 2023 and 2022, respectively. The Company’s accounts payable to the firm was zero and $0.1 million as of each December 31, 2023 and 2022.

A minority shareholder affiliated with a director of the Company provided financial advisory services to the Company in connection with the August 2022 Financing Agreement. Total payments to the related party were $1.0 million during the year ended December 31, 2022. There were no amounts paid or due to the related party as of or for the year ended December 31, 2023.

Note 22. Parent Only Financial Statements

The Beachbody Company, Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. There are restrictions under the Financing Agreement described in Note 11, Debt, on the Company's ability to obtain funds from any of its subsidiaries through dividends. Accordingly, the following condensed financial information is presented on a "Parent Only" basis in which The Beachbody Company, Inc.'s investment in its consolidated subsidiaries are presented under the equity method of accounting.

Schedule I

The Beachbody Company, Inc.

(Parent Company Only)

Condensed Balance Sheet

(in thousands, except share data)

As of December 31,
2023
Assets
Current assets:
Cash and cash equivalents	$25
Prepaid expenses	12
Investment in subsidiaries	463,955
Total current assets	463,992
Total assets	$463,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$7
Due to subsidiaries	378,100
Total current liabilities	378,107
Warrant liabilities	3,125
Total liabilities	381,232
Stockholders’ equity:
Class A: 3,978,356 shares issued and outstanding at December 31, 2023	1
Class X: 2,729,003 shares issued and outstanding at December 31, 2023	1
Additional paid-in capital	654,657
Accumulated deficit	(571,899)
Total stockholders’ equity	82,760
Total liabilities and stockholders’ equity	$463,992

See note to condensed financial statements.

Schedule I

The Beachbody Company, Inc.

(Parent Company Only)

Condensed Statement of Operations and Comprehensive Loss

(in thousands)

Year Ended December 31,
2023
Change in fair value of warrant liabilities	$2,679
Other income	127
Equity in net loss of subsidiaries	(155,507)
Net loss and total comprehensive loss	$(152,701)

See note to condensed financial statements.

Schedule I

The Beachbody Company, Inc.

(Parent Company Only)

Condensed Statement of Cash Flows

(in thousands)

Year Ended December 31,
2023
Cash flows from operating activities:
Net loss	$(152,701)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of warrant liabilities	(2,679)
Equity in net loss of subsidiaries	155,507
Changes in operating assets and liabilities:
Prepaid expenses	8
Accrued expenses	9
Net cash provided by operating activities	144
Cash flows from investing activities:
Net cash used in investing activities	—
Cash flows from financing activities:
Decrease in due to subsidiaries	(8,299)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	553
Tax withholdings payments for vesting of restricted stock	(2,178)
Proceeds from issuance of Equity Offering, net of issuance costs	4,908
Net cash used in financing activities	(5,016)
Net decrease in cash and cash equivalents	(4,872)
Cash and cash equivalents, beginning of year	4,897
Cash and cash equivalents, end of year	$25

See note to condensed financial statements.

Note to Condensed Financial Statements of The Beachbody Company, Inc. (Parent Company Only)

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of The Beachbody Company, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed the specified threshold amount of the consolidated net assets of the Company. The ability of The Beachbody Company, Inc.'s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ outstanding Term Loan as described in Note 11, Debt, to the audited consolidated financial statements. These condensed parent company-only financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. These condensed parent company-only financial statements should be read in conjunction with the consolidated financial statements and related notes.

The Company has omitted the condensed parent company only consolidated financial statements as of and for the year ended December 31, 2022 since the Financing Agreement was only in place for a portion of the year ended December 31, 2022 and would therefore not be meaningful.

Note 23. Subsequent Events

As mentioned in Note 1, Description of Business and Summary of Significant Accounting Policies and Note 11, Debt, on January 9, 2024, the Company sold its investment in equity securities of a privately-held company for $1.0 million. On the Consent Effective Date, the Company made a partial prepayment of $1.0 million on the Term Loan (which amount was classified as a current obligation at December 31, 2023) and the related prepayment premium of 3%. The amounts related to this partial prepayment will be recorded in the quarter ending March 31, 2024.

As mentioned in Note 11, Debt, the Company on the Consent Effective Date entered into the Third Amendment, which among other things, (i) consents to the sale of certain assets by the Company and (ii) amends certain terms of the Financing Agreement, including without limitation, the minimum liquidity financial covenants thereunder, such that the minimum liquidity levels shall be (1) $19.0 million at all times from the Consent Effective Date through and including March 31, 2024 and (2) $24.0 million at all times thereafter through the maturity of the Term Loan.

As mentioned in Note 6, Property and Equipment, Net, Note 11, Debt and Note 12, Leases, on February 29, 2024, the Company sold its Van Nuys production facility which had a net carrying value of $4.8 million at December 31, 2023, for $6.2 million. Simultaneous with the sale, the Company entered into a five year lease of the facility, with two options to extend the lease for a period of three years each. The lease has an annual base rate of $0.3 million which increases by 3% each year. The Company used the net proceeds received from the sale to make a partial prepayment of $5.5 million on the Term Loan (which was classified as a current obligation as of December 31, 2023) and the related prepayment premium of 3%. The amounts related to the sale of the facility and the partial prepayment will be recorded in the quarter ended March 31, 2024. The facility served as collateral on the Term Loan, which required the Company to obtain the approval of Blue Torch to sell the facility. The approval to sell the facility from Blue Torch was not obtained until February 2024.

As mentioned in Note 11, Debt, the Company on February 29, 2024 entered into the Fourth Amendment which among other things, (1) consents to the sale of certain assets by the Company and (2) amends certain terms of the Financing Agreement, including without limitation, the minimum liquidity financial covenant thereunder, such that the minimum liquidity levels shall be (1) $17.0 million at all times from February 29, 2024 through and including March 31, 2024 and (2) $22.0 million at all times thereafter through the maturity of the Term Loan. After the prepayments on January 9, 2024 and February 29, 2024, the principal amount outstanding on the Term Loan was $28.6 million.

As mentioned in Note 14, Restructuring, in January 2024, the Company executed cost-reduction initiatives intended to streamline the business. These actions are expected to result in approximately $1.7 million in costs consisting primarily of termination benefits during the first quarter of 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, which is the end of the period covered by this Annual Report, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes those policies and procedures that:

•
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions or dispositions of our assets
•
Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States
•
Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of management and our directors, and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

With the participation of our Chief Executive Officer and our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the system of internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of Registered Public Accounting Firm

This report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as a "non-accelerated filer" as defined in Rule 12b-2 of the Securities Act.

Remediation of Prior Year Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses as previously reported in Part II, Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2022, in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, have been remediated. Since that time, our management, with the oversight of the audit committee of our Board of Directors, engaged in efforts to remediate the material weaknesses by implementing new and enhanced procedures and controls, including:

•
User access controls were redesigned and enhanced to appropriately manage risks related to segregation of duties and to restrict access to financial applications, programs and data to only authorized users.
•
Program change management controls were enhanced to ensure that information technology program changes affecting financial information technology applications and underlying accounting records were appropriately authorized and implemented.
•
Provided additional training to personnel, including the appropriate level of contemporaneous documentation to be maintained, to demonstrate the operation of review controls over the forecasts used in developing estimates of fair value.

These controls are adequately designed and have operated effectively for a sufficient period during the year ended December 31, 2023. Accordingly, the material weaknesses were determined to be remediated as of December 31, 2023.

Change in Internal Control Over Financial Reporting

Other than the completed remediation efforts described above in connection with the previously identified material weaknesses in our 2022 Form 10-K, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objective will be met.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required for this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required for this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.

Item 12(a). Security Ownership of Certain Beneficial Owners.

The information required for this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.

Item 12(b). Security Ownership of Management.

The information required for this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.

Item 12(c). Changes in Control.

The information required for this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.

The information required for this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required for this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required for this item will be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)1. Financial Statements

(a)2. Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2023 and 2022 are filed as part of this report and should be read in conjunction with the consolidated financial statements (in thousands).

	December 31,
	2023	2022
Deferred tax asset valuation allowance, beginning of year	$116,564	$68,109
Additions charged to earnings	26,272	47,640
Other (1)	—	815
Deferred tax asset valuation allowance, end of year	$142,836	$116,564

(1) The valuation allowance was adjusted for acquisitions and deferred taxes related to tax-deductible transaction costs included in additional paid in capital in the financial statements.

(a)3. Exhibits

Exhibits required under Item 601 of Regulation S-K:

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.
2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., BB Merger Sub, Inc., Myx Merger Sub, LLC, The Beachbody Company Group, LLC, And Myx Fitness Holdings, LLC.	8-K/A	2.1	2/16/2021	001-39735
3.1	Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.					*
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	11/27/2023	001-39735
3.3	Amended and Restated Bylaws of The Beachbody Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 1, 2021).	8-K	3.2	7/1/2021	001-39735
4.1	Specimen Class A Common Stock Certificate of The Beachbody Company, Inc.	8-K	4.1	7/1/2021	001-39735
4.2	Warrant Agreement, dated November 24, 2020, by and between Forest Road Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.2	7/1/2021	001-39735
4.3	Description of Securities.	10-K	4.3	3/1/2022	001-39735
4.4	Form of Warrant.	10-Q	10.3	8/8/2022	001-39735
4.5	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	12/13/2023	001-39735
4.6	Form of Common Stock Purchase Warrant	8-K	4.2	12/13/2023	001-39735
10.1	Form of Subscription Agreement.	S-4/A	10.1	5/27/2021	333-253136
10.2	Sponsor Agreement, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., Forest Road Acquisition Sponsor LLC and The Beachbody Company Group, LLC.	S-4/A	10.2	5/27/2021	333-253136
10.3	Amended and Restated Registration Rights Agreement, by and among The Beachbody Company, Inc., Forest Road Acquisition Sponsor LLC, The Beachbody Company Group, LLC, Kevin Mayer and certain stockholders of The Beachbody Company, Inc.	8-K	10.3	7/1/2021	001-39735
10.4^	The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.2	7/9/2021	001-39735
10.5^	The Beachbody Company, Inc. Employee Stock Purchase Plan.	8-K	10.3	7/9/2021	001-39735
10.6^	Form of Stock Option Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.4	7/9/2021	001-39735
10.7^	Form of RSU Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.5	7/9/2021	001-39735
10.8^	Non-Employee Director Compensation Program.	8-K	10.6	7/9/2021	001-39735

10.9^	The Beachbody Company, Inc. Amended and Restated 2020 Equity Compensation Plan.	8-K	10.7	7/9/2021	001-39735
10.10^	The Beachbody Company, Inc. Deferred Compensation Plan for Directors	10-K	10.10	3/16/2023	001-39735
10.11^	Offer of Employment Letter, dated April 15, 2022, by and between Beachbody, LLC and Marc Suidan.	10-Q	10.1	5/9/2022	001-39735
10.12^	Separation, General Release and Independent Contractor Services Agreement, dated April 19, 2022, by and among Beachbody, LLC, The Beachbody Company, Inc. and Sue Collyns	10-Q	10.2	5/9/2022	001-39735
10.13^	Revised Offer of Employment Letter, dated as of May 10, 2022, as amended, by and between Beachbody, LLC and Kathy Vrabeck.	10-Q	10.1	8/8/2022	001-39735
10.14^	Offer of Employment Letter, dated September 27, 2021, by and between The Beachbody Company and Blake Bilstad.	10-Q	10.1	11/15/2021	001-39735
10.15^	Confidential Separation and General Release Agreement, dated as of March 10, 2023 and effective May 1, 2023, by and between Beachbody, LLC and Blake Bilstad.	10-K	10.15	3/16/2023	001-39735
10.16	Form of Indemnification Agreement.	8-K	10.1	5/9/2022	001-39735
10.17	Warrant Agreement, dated September 18, 2020, by and between The Beachbody Company Group, LLC and Akron Supplement, LLC.	S-4/A	10.12	5/10/2021	333-253136
10.18	Warrant Agreement, dated September 18, 2020, by and between The Beachbody Company Group, LLC and Schwarzenegger Blind Trust.	S-4/A	10.13	5/10/2021	333-253136
10.19	Financing Agreement, dated August 8, 2022, by and among Beachbody, LLC, a Delaware limited liability company, The Beachbody Company, Inc., a Delaware corporation (the "Parent"), each subsidiary of the Parent from time to time party thereto, the lenders from time to time party hereto (each a "Lender" and collectively, the "Lenders"), and Blue Torch Finance, LLC, as collateral agent and as administrative agent for the Lenders.	10-Q	10.2	8/8/2022	001-39735
10.20	Securities Purchase Agreement	8‑K	10.2	12/13/2023	001-39735
10.21	Offer Letter, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Mark Goldston.	8‑K	10.1	6/15/2023	001-39735
10.22	The Beachbody Company, Inc. 2023 Employee Inducement Incentive Award Plan.	8‑K	10.2	6/15/2023	001-39735
10.23	Option Agreement under 2023 Employee Inducement Incentive Award Plan, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Mark Goldston.	8‑K	10.3	6/15/2023	001-39735
10.24	Forfeiture Agreement, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Carl Daikeler.	8‑K	10.4	6/15/2023	001-39735
10.25	Amendment No. 1 to Financing Agreement, dated as of October 4, 2022 by and among the Company, the Borrower, each subsidiary of the Company	10-Q	10.2	11/7/2023	001-39735

party thereto, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.
10.26	Amendment No. 2 to Financing Agreement, dated as of July 24, 2023 by and among the Company, the Borrower, each subsidiary of the Company party thereto, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.	8‑K	10.1	7/26/2023	001-39735
10.27	Form of Amended and Restated Warrant to Purchase Stock.	8‑K	10.2	7/26/2023	001-39735
10.28	Consent No. 1 and Amendment No. 3 to Financing Agreement, dated as of January 9, 2024 by and among the Borrower, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.	10-Q	10.1	1/12/2024	001-39735
10.29	Consent No. 2 and Amendment No. 4 to Financing Agreement, dated as of February 29, 2024 by and among the Borrower, the lenders party thereto and Blue Torch, as collateral agent and as administration agent.	8‑K	10.1	3/5/2024	001-39735
21.1	Subsidiaries of the Company					*
23.1	Consent of Deloitte & Touche LLP					*
23.2	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**
97.1	The Beachbody Company, Inc. Compensation Clawback Policy effective as of October 2, 2023.					*
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
^	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEACHBODY COMPANY, INC.

Date: March 11, 2024	By:	/s/ Marc Suidan
Marc Suidan
Chief Financial Officer (Principal Financial Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Daikeler, Marc Suidan and Jonathan Gelfand, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carl Daikeler	Director and Chief Executive Officer (Principal Executive Officer)	March 11, 2024
Carl Daikeler

/s/ Marc Suidan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2024
Marc Suidan

/s/ Mark Goldston	Executive Chairman, Director	March 11, 2024
Mark Goldston

/s/ Mary Conlin	Director	March 11, 2024
Mary Conlin

/s/ Kristin Frank	Director	March 11, 2024
Kristin Frank

/s/ Michael Heller	Director	March 11, 2024
Michael Heller

/s/ Ann Lundy	Director	March 11, 2024
Ann Lundy

/s/ Kevin Mayer	Director	March 11, 2024
Kevin Mayer

/s/ John Salter	Director	March 11, 2024
John Salter

/s/ Ben Van de Bunt	Director	March 11, 2024
Ben Van de Bunt