Form 10-Q
period 2024-03-31
Beachbody Company, Inc.
filed 2024-05-06
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

There were 4,142,743 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of April 30, 2024.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (restricted cash of $0.1 million at March 31, 2024 and December 31, 2023, respectively)	$38,929	$33,409
Restricted short-term investments	4,250	4,250
Inventory	20,807	24,976
Prepaid expenses	10,008	10,715
Other current assets	42,448	45,923
Total current assets	116,442	119,273
Property and equipment, net	36,560	45,055
Content assets, net	18,651	21,359
Goodwill	85,166	85,166
Right-of-use assets, net	3,876	3,063
Other assets	2,327	2,923
Total assets	$263,022	$276,839
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,432	$10,659
Accrued expenses	40,724	42,147
Deferred revenue	101,873	97,169
Current portion of lease liabilities	1,927	1,835
Current portion of Term Loan	5,875	8,068
Other current liabilities	3,848	5,325
Total current liabilities	162,679	165,203
Term Loan	18,680	21,491
Long-term lease liabilities, net	2,253	1,425
Deferred tax liabilities	—	10
Other liabilities	6,669	5,950
Total liabilities	190,281	194,079
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 4,138,474 and 3,978,356 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively;	1	1
Class C: no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	658,816	654,657
Accumulated deficit	(586,092)	(571,876)
Accumulated other comprehensive income (loss)	15	(23)
Total stockholders’ equity	72,741	82,760
Total liabilities and stockholders’ equity	$263,022	$276,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2024	2023

Revenue:
Digital	$61,506	$64,773
Nutrition and other	55,512	74,120
Connected fitness	3,028	6,008
Total revenue	120,046	144,901
Cost of revenue:
Digital	12,862	14,967
Nutrition and other	22,284	31,039
Connected fitness	3,618	7,555
Total cost of revenue	38,764	53,561
Gross profit	81,282	91,340
Operating expenses:
Selling and marketing	59,261	76,576
Enterprise technology and development	17,717	19,096
General and administrative	13,483	17,716
Restructuring	1,644	5,387
Total operating expenses	92,105	118,775
Operating loss	(10,823)	(27,435)
Other income (expense):
Loss on partial debt extinguishment	(1,209)	—
Change in fair value of warrant liabilities	(724)	57
Interest expense	(1,875)	(2,331)
Other income, net	477	569
Loss before income taxes	(14,154)	(29,140)
Income tax provision	(62)	(48)
Net loss	$(14,216)	$(29,188)

Net loss per common share, basic and diluted	$(2.10)	$(4.72)
Weighted-average common shares outstanding, basic and diluted	6,761	6,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended March 31,
	2024	2023

Net loss	$(14,216)	$(29,188)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	—	(147)
Reclassification of gains (losses) on derivative financial instruments included in net loss, net of tax	80	(87)
Foreign currency translation adjustment	(42)	10
Total other comprehensive income (loss)	38	(224)
Total comprehensive loss	$(14,178)	$(29,412)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2022	6,243	$2	$630,738	$(419,235)	$37	$211,542
Net loss	—	—	—	(29,188)	—	(29,188)
Other comprehensive loss	—	—	—	—	(224)	(224)
Equity-based compensation	195	—	9,555	—	—	9,555
Tax withholdings on vesting of restricted stock	(73)	—	(2,128)	—	—	(2,128)
Balances at March 31, 2023	6,365	$2	$638,165	$(448,423)	$(187)	$189,557
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2023	6,707	$2	$654,657	$(571,876)	$(23)	$82,760
Net loss	—	—	—	(14,216)	—	(14,216)
Other comprehensive income	—	—	—	—	38	38
Equity-based compensation	61	—	4,365	—	—	4,365
Tax withholdings on vesting of restricted stock	(24)	—	(206)	—	—	(206)
Pre-funded warrants exercised	123	—	—	—	—	—
Balances at March 31, 2024	6,867	$2	$658,816	$(586,092)	$15	$72,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(14,216)	$(29,188)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,378	10,713
Amortization of content assets	4,540	5,561
Provision for inventory and inventory purchase commitments	635	2,734
Realized (gains) losses on hedging derivative financial instruments	64	(87)
Change in fair value of warrant liabilities	724	(57)
Equity-based compensation	4,365	9,555
Deferred income taxes	(3)	(53)
Amortization of debt issuance costs	585	479
Paid-in-kind interest expense	214	374
Loss on partial debt extinguishment	1,209	—
Change in lease assets	(813)	—
Gain on sale of property and equipment	(784)	—
Changes in operating assets and liabilities:
Inventory	3,497	3,056
Content assets	(1,831)	(2,224)
Prepaid expenses	707	1,652
Other assets	4,084	(4,958)
Accounts payable	(2,212)	(1,366)
Accrued expenses	(1,362)	(8,768)
Deferred revenue	4,907	4,746
Other liabilities	(554)	(38)
Net cash provided by (used in) operating activities	9,134	(7,869)
Cash flows from investing activities:
Purchase of property and equipment	(1,699)	(3,417)
Proceeds from sale of property and equipment	5,600	—
Net cash provided by (used in) investing activities	3,901	(3,417)
Cash flows from financing activities:
Debt repayments	(7,013)	(313)
Tax withholding payments for vesting of restricted stock	(206)	(2,128)
Net cash used in financing activities	(7,219)	(2,441)
Effect of exchange rates on cash and cash equivalents	(296)	29
Net increase (decrease) in cash and cash equivalents	5,520	(13,698)
Cash, cash equivalents and restricted cash, beginning of period	33,409	80,091
Cash and cash equivalents, end of period	$38,929	$66,393
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,111	$1,464
Cash (received) paid during the period for income taxes, net	29	(265)
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$453	$1,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“BODi” or the “Company”) is a leading subscription health and fitness company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription to BOD and, together with the Company’s live fitness and comprehensive nutrition programs, through subscription to BODi. During the three months ended March 31, 2023, the Company launched an improved BODi experience and began migrating all BOD-only members to BODi on their renewal dates. BODi offers nutritional products such as Shakeology nutrition shakes, Beachbody Performance supplements and BEACHBAR snack bars, which have been designed and clinically tested to help customers achieve their goals. BODi also offers a commercial-grade stationary cycle which can include a 360-degree touch screen tablet and connected fitness software. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”), social media marketing channels, and direct response advertising.

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

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in our condensed consolidated financial statements include, but are not limited to, the useful life and recoverability of long-lived assets, the valuation of warrant liabilities, the recognition and measurement of income tax assets and liabilities, the valuation of intangible assets, impairment of goodwill, and the net realizable value of inventory. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ from those estimates. We periodically review estimates and assumptions and we reflect the effects of changes, if any, in the unaudited condensed consolidated financial statements in the period that they are determined.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated in consolidation. The financial data and other financial information disclosed in the notes to these unaudited condensed consolidated financial statements are also unaudited. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

Summary of Changes in Significant Accounting Estimates

Reverse Stock Split

On November 21, 2023, we effected a 1-for-50 reverse stock split of our issued and outstanding common stock. Each stockholder's percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts and related information in the unaudited condensed consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 1-for-50 reverse stock split. See Note 10, Stockholders' Equity, for additional information regarding the reverse stock split.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses. The guidance in this update will be effective for public companies for annual periods beginning after December 15, 2023 and interim periods for years beginning after December 15, 2024. The Company is evaluating the potential impact of adopting this guidance on its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to improve disclosures about a company's income taxes paid and the effective rate reconciliation table. The guidance in this update will be effective for public companies for annual periods beginning after December 15, 2024 and interim periods for years beginning after December 15, 2025. The Company is evaluating the potential impact of adopting this guidance on its unaudited condensed consolidated financial statements.

2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended March 31,
	2024	2023

Geographic region:
United States	$106,750	$130,877
Rest of world[1]	13,296	14,024
Total revenue	$120,046	$144,901

(1) Consists of Canada, United Kingdom, and France. Other than Canada at 10.2% during the three months ended March 31, 2024, no single country accounted for more than 10% of total revenue during the three months ended March 31, 2024 and 2023.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 89% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the three months ended March 31, 2024, the Company recognized $49.8 million of revenue that was included in the deferred revenue balance as of December 31, 2023. During the three months ended March 31, 2023, the Company recognized $53.1 million of revenue that was included in the deferred revenue balance as of December 31, 2022.

3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Public Warrants	$—	$—	$19
Private Placement Warrants	—	—	10
Term Loan Warrants	—	—	493
Common Stock Warrants	—	—	3,327
Total liabilities	$—	$—	$3,849

	December 31, 2023
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Public Warrants	$—	$—	$17
Private Placement Warrants	—	—	9
Term Loan Warrants	—	—	392
Common Stock Warrants	—	—	2,707
Total liabilities	$—	$—	$3,125

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. Restricted short-term investments of $4.3 million at March 31, 2024 consist of a one-year certificate of deposit (“CD”) that matures on July 26, 2024 with an interest rate of 4.8%. The Company’s Private Placement Warrants (as defined below), Term Loan Warrants (as defined below) and Common Stock Warrants (as defined below), and the Company's Public Warrants (as defined below) after they ceased trading on an active market, are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

Private Placement Warrants

The Company determined the fair value of outstanding warrants for the purchase of 106,667 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the "Private Placement Warrants") using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived from the Company's historical volatility. The expected life was based on the remaining contractual term of the Private Placement Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Private Placement Warrants expected life. The significant unobservable input used in the fair value measurement of the Private Placement Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Risk-free rate	4.5%	4.1%
Dividend yield rate	—	—
Volatility	100.0%	97.6%
Contractual term (in years)	2.23	2.48
Exercise price	$575.00	$575.00

The following table presents changes in the fair value of the Private Placement Warrants for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Balance, beginning of period	$9	$107
Change in fair value	1	(54)
Balance, end of period	$10	$53

For the three months ended March 31, 2024 and 2023, the change in the fair value of Private Placement Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Public Warrants

The Company determined the fair value of the outstanding warrants for the purchase of 200,000 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the "Public Warrants"), which traded in active markets until November 24, 2023, based on quoted market prices during the period it was traded in active markets. The Company determined the fair value of the Public Warrants after November 24, 2023 using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived primarily from the Company's historical volatility. The expected life was based on the remaining contractual term of the Public Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Public Warrants expected life. The significant unobservable input used in the fair value measurement of the Public Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively. The following table presents significant assumptions utilized in the valuation of the Public Warrants on March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Risk-free rate	4.5%	4.1%
Dividend yield rate	—	—
Volatility	100.0%	97.6%
Contractual term (in years)	2.23	2.48
Exercise price	$575.00	$575.00

The following table presents changes in the fair value of the Public Warrants for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Balance, beginning of period	$17	$415
Change in fair value	2	185
Balance, end of period	$19	$600

For the three months ended March 31, 2024 and 2023, the change in the fair value of the Public Warrants resulted from the change in the price of the Public Warrants as traded on an active market and after November 24, 2023 the change in the fair value of the Public Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Term Loan Warrants

The Company determined the fair value of the Term Loan Warrants (as defined below) using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived primarily from the average of the actual market activity of the Company’s peer group and the Company's historical volatility. The expected life was based on the remaining contractual term of the Term Loan Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Term Loan Warrants expected life. The significant unobservable input used in the fair value measurement of the Term Loan Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively. See Note 9, Debt, and Note 15, Subsequent Events, for additional information regarding the Term Loan Warrants.

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Risk-free rate	4.2%	3.8%
Dividend yield rate	—	—
Volatility	77.4%	74.5%
Contractual term (in years)	5.35	5.60
Exercise price	$20.50	$20.50

The following table presents changes in the fair value of the Term Loan Warrants for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Balance, beginning of period	$392	$1,226
Change in fair value	101	(188)
Balance, end of period	$493	$1,038

For the three months ended March 31, 2024 and 2023, the change in the balance of the Term Loan Warrants was due to the change in the fair value of the Term Loan Warrants resulting from the change in price of the Company’s Class A common stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Common Stock Warrants

The Company determined the fair value of the Common Stock Warrants (as defined below), which were issued on December 13, 2023, using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived from the average of the actual market activity of the Company’s peer group and the Company's historical volatility. The expected life was based on the remaining contractual term of the Common Stock Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Common Stock Warrants expected life. The significant unobservable input used in the fair value measurement of the Common Stock Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Risk-free rate	4.2%	3.8%
Dividend yield rate	—	—
Volatility	78.1%	75.2%
Contractual term (in years)	5.20	5.44
Exercise price	$11.24	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the three months ended March 31, 2024 (in thousands):

Three months ended March 31,
2024
Balance, beginning of year	$2,707
Change in fair value	620
Balance, end of year	$3,327

For the three months ended March 31, 2024, the change in the fair value of the Common Stock Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

4. Inventory

Inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023

Raw materials and work in process	$9,763	$10,354
Finished goods	11,044	14,622
Total inventory	$20,807	$24,976

Adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $0.6 million and $2.7 million during the three months ended March 31, 2024 and 2023, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue. The Company recorded $(0.3) million and $1.3 million in nutrition and other cost of revenue during the three months ended March 31, 2024 and 2023, respectively, and $0.9 million and $1.4 million in connected fitness cost of revenue for the three months ended March 31, 2024 and 2023, respectively.

5. Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Deferred Partner costs	$36,734	$36,169
Deposits	2,107	6,788
Accounts receivable, net	1,613	1,270
Other	1,994	1,696
Total other current assets	$42,448	$45,923

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023

Computer software and web development	$229,436	$229,527
Computer equipment	23,945	23,738
Buildings	-	5,158
Leasehold improvements	4,600	4,600
Furniture, fixtures and equipment	1,166	1,166
Computer software and web development projects in-process	3,739	2,157
Property and equipment, gross	262,886	266,346
Less: Accumulated depreciation	(226,326)	(221,291)
Total property and equipment, net	$36,560	$45,055

On February 29, 2024, the Company sold its Van Nuys production facility which had a net carrying value of $4.8 million for $6.2 million. The Company recognized a gain on the sale of the facility of $0.8 million, which is recorded as a reduction in general and administrative expenses. Simultaneous with the sale, the Company entered into a five year lease of the facility at an annual base rate of $0.3 million per year which increases by 3% annually. The Company recorded at the inception of the lease a right-of-use asset and lease liability of $1.3 million using a discount rate of 12.5% and classified this lease as an operating lease. The total operating lease costs recognized for the Van Nuys production facility was $0.1 million for the three months ended March 31, 2024.

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2024	2023

Cost of revenue	$2,058	$4,932
Enterprise technology and development	3,320	4,503
General and administrative	—	1
Total depreciation	$5,378	$9,436

7. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	March 31, 2024	December 31, 2023
Employee compensation and benefits	$10,351	$4,334
Partner costs	9,345	13,971
Inventory, shipping and fulfillment	5,663	6,869
Sales and other taxes	3,697	3,963
Advertising	2,645	872
Information technology	2,609	3,176
Customer service expenses	369	437
Other accrued expenses	6,045	8,525
Total accrued expenses	$40,724	$42,147

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $9.1 million and $9.0 million for the three months ended March 31, 2024 and 2023, respectively.

On September 29, 2023, the Company entered into a financing agreement with IPFS Corporation of California ("IPFS") to finance certain of its annual insurance premiums. The Company financed $2.5 million, which will be paid over a ten month period with the first payment due on November 1, 2023. The financing has an interest rate of 8.83% and IPFS has a security interest in the underlying policies that have been financed. The $1.0 million and $1.8 million outstanding as of March 31, 2024 and December 31, 2023, respectively, is recorded in other current liabilities in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

On October 6, 2023, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain of its annual insurance premiums. The Company financed $2.0 million, which will be paid over a nine month period with the first payment due on November 1, 2023. The financing has an interest rate of 8.75% and FIF has a security interest in the underlying policies that have been financed. The $0.7 million and $1.4 million outstanding as of March 31, 2024 and December 31, 2023, respectively, is recorded in other current liabilities in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding March 31, 2024 are as follows (in thousands):

Nine months ending December 31, 2024	$18,489
Year ending December 31, 2025	2,106
Year ending December 31, 2026	324
Year ending December 31, 2027	75
Year ending December 31, 2028	75
$21,069

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the three months ended March 31, 2024 the Company paid $1.2 million of royalty payments exclusive of guaranteed payments.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2029 and certain equipment under a finance lease expiring in 2024. These lease obligations will require payments of approximately $1.8 million during the nine months ending December 31, 2024, $1.0 million for the year ending December 31, 2025 and $2.0 million in total thereafter through 2027.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. This matter is pending as of the date of this quarterly report.

On September 6, 2023 Dish Technologies LLC and SLING TV LLC (the "DISH Entities") filed a complaint with the United States District Court for the District of Delaware alleging that the Company infringed on the DISH Entities' patents and used technology belonging to the DISH Entities without their permission. The plaintiffs are seeking monetary damages and injunctive relief. In an effort to avoid any further unnecessary litigation costs, the parties entered into a Confidential Standstill and Tolling Agreement as of April 16, 2024 which included a dismissal of the case by the DISH Entities without prejudice and an agreement by the DISH Entities not to institute any litigation proceedings against the Company under the patents any earlier than December 31, 2026 in exchange for a one-time immaterial payment to the DISH Entities by the Company.

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

9. Debt

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement which was subsequently amended (collectively with any amendments thereto, the “Financing Agreement”). The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. In addition, the Financing Agreement permits the Company to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. Borrowings under the Term Loan are unconditionally guaranteed by the Guarantors, and all present and future material U.S. and Canadian subsidiaries of the Company. Such security interest consists of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.2 million of third-party debt issuance costs which are recorded in the unaudited condensed consolidated balance sheets as a reduction of long-term debt as of March 31, 2024 and December 31, 2023 and are being amortized over the term of the Term Loan using the effective-interest method.

The Term Loan borrowings may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR Rate”) loans. Reference Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greater of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the SOFR Rate (based upon an interest period of 1 month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR Rate (based upon an interest period of three months). The SOFR Rate is subject to a floor of 1.00%. In addition, the Term Loan borrowings bear additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan was a SOFR Rate loan, with an effective interest rate of 21.83% and a cash interest rate of 12.65% for the three months ended March 31, 2024. The Company recorded $1.8 million of interest expense related to the Term Loan during the three months ended March 31, 2024.

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

In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million along with the related prepayment premium of 5% ($0.8 million) and accrued interest ($0.1 million). The

Company also incurred a 1% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.5 million) which is recorded as incremental third party debt issuance costs and is being amortized over the amended term of the Term Loan using the effective-interest method. The partial prepayment of $15.0 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Second Amendment Effective Date ($2.4 million) which in addition to the prepayment premium ($0.8 million) was recorded as a loss on partial debt extinguishment of $3.2 million in the three months ended September 30, 2023.

On January 9, 2024 (the "Third Amendment Effective Date"), the Company and Blue Torch entered into Consent No. 1 and Amendment No. 3 to the Financing Agreement (the "Third Amendment"), which amended the Company's existing Financing Agreement. The Third Amendment, among other things, amended certain terms of the Financing Agreement including, but not limited to, amended the minimum liquidity financial covenant to adjust the minimum liquidity levels to (a) $19.0 million at all times from the Third Amendment Effective Date through March 31, 2024 and (b) $24.0 million at all times thereafter through the maturity of the Term Loan.

In connection with the Third Amendment, on the Third Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $1.0 million along with the related prepayment premium of 3% and accrued interest. The partial prepayment of $1.0 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Third Amendment Effective Date ($0.2 million) which in addition to the prepayment premium was recorded as a loss on partial debt extinguishment of $0.2 million in the three months ended March 31, 2024.

On February 29, 2024 (the "Fourth Amendment Effective Date"), the Company and Blue Torch entered into Consent No. 2 and Amendment No. 4 to the Financing Agreement (the "Fourth Amendment"), which amended the Company's existing Financing Agreement. The Fourth Amendment, among other things, amended certain terms of the Financing Agreement including, but not limited to amended the minimum liquidity financial covenant to adjust the minimum liquidity levels to (a) $17.0 million at all times from the Fourth Amendment Effective Date through March 31, 2024 and (b) $22.0 million at all times thereafter through the maturity of the Term Loan. The Company was in compliance with these covenants as of March 31, 2024.

In connection with the Fourth Amendment, on the Fourth Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $5.5 million along with the related prepayment premium of 3% ($0.2 million) and accrued interest. The partial prepayment of $5.5 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Fourth Amendment Effective Date ($0.8 million) which in addition to the prepayment premium ($0.2 million) was recorded as a loss on partial debt extinguishment of $1.0 million in the three months ended March 31, 2024. As of March 31, 2024, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $28.9 million.

On April 5, 2024 (the "Fifth Amendment Effective Date") the Company and Blue Torch entered into Amendment No. 5 to the Financing Agreement (the "Fifth Amendment") which amended the Company's existing Financing Agreement. See Note 15, Subsequent Events, for additional information on the Fifth Amendment, including amendments to the debt covenants and the exercise price of the Term Loan Warrants (as defined below).

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

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share (the "Term Loan Warrants"). The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants and Note 15, Subsequent Events for information on the Warrant Second Amendment (as defined below). The Term Loan Warrants were recorded in the unaudited condensed consolidated balance sheets as warrant liabilities. The initial fair value of the Term Loan Warrants, of $5.2 million, is being amortized as a debt discount over the term of the Term Loan using the effective-interest method. In connection with the Second Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant First Amendment"). The Warrant First Amendment amended the exercise price of the Term Loan Warrants from $92.50 per share to $20.50 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Second Amendment Effective Date by $0.8 million and was recorded as of the Second Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount is being amortized over the amended term of the Term Loan using the effective-interest method. In connection with the Equity Offering (as defined below), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock.

The aggregate amounts of payments due for the periods succeeding March 31, 2024 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Nine months ending December 31, 2024	$5,250
Year ending December 31, 2025	2,500
Year ending December 31, 2026	20,528
Total debt	28,278
Less current portion	(5,875)
Less unamortized debt discount and debt issuance costs	(4,361)
Add capitalized paid-in-kind interest	638
Total long-term debt	$18,680

The payments in the nine months ending December 31, 2024 include a prepayment of $4.0 million which was paid on April 5, 2024 as part of the Fifth Amendment, see Note 15, Subsequent Events, for more information on the amendments to the Term Loan.

Principal payments on the Term Loan are $1.3 million per year from the Effective Date to September 30, 2024, payable on a quarterly basis, and thereafter, are $2.5 million per year, payable on a quarterly basis, with the remaining principal amount due on the maturity date of February 8, 2026.

At March 31, 2024 and December 31, 2023, the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which is collateralized by $0.1 million of cash. This letter of credit expires on December 6, 2024 and is automatically extended for one-year terms unless notice of non-renewal is provided 60 days prior to the end of the applicable term. At March 31, 2024 and December 31, 2023, the cash collateralizing this letter of credit is classified as current restricted cash in our unaudited condensed consolidated balance sheet.

10. Stockholders’ Equity

As of March 31, 2024, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock and 100,000,000 shares are designated as preferred stock.

Holders of each share of each class of common stock are entitled to dividends when, as, and if declared by the Company’s board of directors (the "Board"), subject to the rights and preferences of any holders of preferred stock outstanding at the time. As of March 31, 2024, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

On December 10, 2023, the Company entered into a securities purchase agreement for the issuance and sale of 420,769 shares of Class A common stock at a purchase price of $9.75 per share and pre-funded warrants to purchase up to 122,821 shares of Class A common stock at a pre-funded purchase price of $9.7499 per share with certain institutional investors in a registered direct offering. The pre-funded warrants were immediately exercisable and had an exercise price of $0.0001 per share. The pre-funded warrants are exercisable at any time after their original issuance at the option of the holder, in the holder's discretion, by (1) payment in full in cash for the number of shares of common stock purchased upon such exercise or (2) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined accruing to the formula set forth in the pre-funded warrant. The Company also issued 543,590 warrants (the "Common Stock Warrants") to purchase 543,590 shares of Class A common stock at an exercise price of $11.24 per share in a concurrent private placement. The issuance of the Class A common stock, the pre-funded warrants and the Common Stock Warrants is collectively called the "Equity Offering". On January 12, 2024, all of the pre-funded warrants were exercised by the investor and converted into 122,821 shares of Class A common stock.

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

All applicable outstanding equity awards discussed below in Note 11, Equity-Based Compensation, have been adjusted retroactively for the 1-for-50 reverse stock split.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended March 31, 2024 and 2023 (in thousands):

	Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustment	Total

Balances at December 31, 2022	$131	$(94)	$37
Other comprehensive income (loss) before reclassifications	(101)	10	(91)
Amounts reclassified from accumulated other comprehensive income (loss)	(87)	—	(87)
Tax effect	(46)	—	(46)
Balances at March 31, 2023	$(103)	$(84)	$(187)

Balances at December 31, 2023	$(7)	$(16)	$(23)
Other comprehensive loss before reclassifications	—	(42)	(42)
Amounts reclassified from accumulated other comprehensive income (loss)	64	—	64
Tax effect	16	—	16
Balances at March 31, 2024	$73	$(58)	$15

11. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Time Vested Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	839,479	$32.53	7.25	$—
Forfeited	(23,819)	17.35
Expired	(3,711)	17.35
Outstanding at March 31, 2024	811,949	$33.04	7.04	$—
Exercisable at March 31, 2024	333,391	$37.03	5.12	$—

	Performance Vested Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	318,440	$22.02	9.45	$—
Outstanding at March 31, 2024	318,440	$22.02	9.20	$—
Exercisable at March 31, 2024	—	$—	—	$—

A summary of restricted stock unit ("RSU") activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2023	301,881	$31.97
Granted	132,635	8.57
Vested	(61,400)	28.84
Forfeited	(11,517)	23.93
Outstanding at March 31, 2024	361,599	$24.03

The fair value of RSUs vested during the three months ended March 31, 2024 and 2023 was $1.8 million and $5.9 million, respectively.

On January 1, 2024, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 335,295 pursuant to the terms of the 2021 Plan. As of March 31, 2024, 508,629 shares of Class A common stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $0.2 million during the three months ended March 31, 2024, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

Employee Stock Purchase Plan

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Risk-free rate	5.2%	4.6%
Dividend yield rate	—	—
Volatility	107.5%	55.3%
Expected term (in years)	0.50	0.50
Weighted-average grant date fair value	$2.44	$7.08

Equity-Based Compensation Expense

Equity-based compensation expense for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three months ended March 31,
	2024	2023

Cost of revenue	$376	$1,429
Selling and marketing	1,502	3,386
Enterprise technology and development	240	563
General and administrative	2,247	4,177
Total equity-based compensation	$4,365	$9,555

In connection with the restructuring activities that took place during the three months ended March 31, 2024 and 2023, the Company modified certain stock awards of terminated employees (approximately 40 employees in the three month period ended March 31, 2024 and approximately 100 employees in the three months ended March 31, 2023). See Note 12, Restructuring, for additional information on the restructuring activities. The modifications included accelerating the vesting of any options that would have vested within three months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees’ termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized $0.5 million and $0.6 million reduction to equity-based compensation expense in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

The fair value of each award that vests solely based on time as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to determine the fair value of time vested option grants for the three months ended March 31, 2023. There were no options granted during the three months ended March 31, 2024:

Three months ended March 31,
2023
Risk-free rate	3.6%
Dividend yield rate	—
Volatility	56.4%
Expected term (in years)	5.16
Weighted-average grant date fair value	$16.00

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

12. Restructuring

In 2024, restructuring charges primarily relate to the Company's key initiatives. Restructuring charges in 2023 primarily relate to activities focused on aligning the Company's operations with its key growth priorities. The Company recognized restructuring costs of $1.6 million and $5.4 million during the three months ended March 31, 2024 and 2023, respectively, comprised primarily of termination benefits related to headcount reductions. In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2023	Charges	Utilizations	March 31, 2024
Employee-related costs	$18	$1,644	$(1,617)	$45
Total costs	$18	$1,644	$(1,617)	$45

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2022	Charges	Utilizations	March 31, 2023
Employee-related costs	$469	$5,387	$(4,467)	$1,389
Total costs	$469	$5,387	$(4,467)	$1,389

13. Income Taxes

The Company recorded a provision for income taxes of $0.1 million and approximately zero for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate was (0.4)% and (0.2)% for the three months ended March 31, 2024 and 2023, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three months ended March 31, 2024 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three months ended March 31, 2024.

14. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X Common Stock is as follows (in thousands, except share and per share information):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(14,216)	$(29,188)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,760,771	6,182,811

Net loss per common share, basic and diluted	$(2.10)	$(4.72)

Basic net loss per common share is the same as dilutive net loss per common share for each of the three months ended March 31, 2024 and 2023 as the inclusion of all potential common shares would have been antidilutive.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	March 31,
	2024	2023

Time vested options	811,949	962,179
Performance vested options	318,440	—
RSUs	361,599	309,601
Compensation warrants	79,612	79,612
Public and Private Placement Warrants	306,667	306,667
Term Loan Warrants	97,482	94,335
Common Stock Warrants	543,590	—
Forest Road Earn-out Shares	75,000	75,000
	2,594,339	1,827,394

See Note 11, Equity-Based Compensation, for additional information on the Performance-Vesting Options.

15. Subsequent Events

On April 5, 2024 (the "Fifth Amendment Effective Date"), the Company and Blue Torch entered into the Fifth Amendment, which amended the Company's existing Financing Agreement. The Fifth Amendment, among other things, amended certain terms of the Financing Agreement including , but not limited to, (1) amending the minimum revenue financial covenant to adjust the minimum revenue levels to (a) $100.0 million, for each fiscal quarter ending on or prior to December 31, 2024 and (b) $110.0 million for each fiscal quarter thereafter and or prior to December 31, 2025 and (2) amending the minimum liquidity financial covenant to adjust the minimum liquidity level to $18.0 million at all times from the Fifth Amendment Effective Date through the maturity of the Term Loan.

In connection with the Fifth Amendment, on the Fifth Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $4.0 million (which amount was classified as a current obligation at March 31, 2024) along with the related prepayment premium of 3% ($0.1 million) and accrued interest. The Company also incurred a 2% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.6 million). The amounts related to the Fifth Amendment will be recorded in the quarter ending June 30, 2024. After the prepayment and the paid in kind fee on April 5, 2024, the amount outstanding on the Term Loan was $25.5 million.

In connection with the Fifth Amendment, the Company also amended and restated the Term Loan Warrants for the purchase of 97,482 shares of the Company’s Class A common stock (the "Warrant Second Amendment"). The Warrant Second Amendment amends the exercise price from $20.50 per share to $9.16 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Fifth Amendment Effective Date from $0.5 million to $0.6 million and will be recorded in the quarter ending June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) as well as our financial statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Form 10-K"). Unless otherwise indicated, the terms “BODi,” “we,” “us,” or “our” refer to The Beachbody Company, Inc., a Delaware corporation, together with its consolidated subsidiaries.

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

Overview

BODi is a leading subscription health and fitness company. We focus primarily on digital content, supplements, connected fitness, and consumer health and fitness. Our goal is to continue to provide holistic health and fitness content, subscription-based solutions and digital program sales. We are the creator of some of the world’s most popular fitness programs, including P90X, Insanity, and 21 Day Fix, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix and 2B Mindset, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our BODi streaming service.

We offer nutritional products such as Shakeology nutrition shakes, Beachbody Performance supplements and BEACHBAR snack bars as well as a commercial-grade stationary cycle with or without a 360-degree touch screen tablet and connected fitness software. Leveraging our history of fitness content creation, nutrition innovation, and our network of micro-influencers, whom we call “Partners”, we plan to continue market penetration into connected fitness to reach a wider health, wellness and fitness audience.

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

For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023:

•
Total revenue was $120.0 million, a 17% decrease;
•
Digital revenue was $61.5 million, a 5% decrease;
•
Nutrition and other revenue was $55.5 million, a 25% decrease;
•
Connected fitness revenue was $3.0 million, a 50% decrease;
•
Operating expenses were $92.1 million, compared to $118.8 million;
•
Net loss was $14.2 million, compared to a net loss of $29.2 million; and
•
Adjusted EBITDA was $4.6 million, compared to a loss of $0.9 million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Recent Developments

Sale/Leaseback of Property

On February 29, 2024, we sold our Van Nuys production facility which had a net carrying value of $4.8 million at December 31, 2023, for $6.2 million. Simultaneous with the sale we entered into a five year lease of the facility at an annual base rate of $0.3 million per year. The Company used the proceeds received from the sale to make a partial prepayment of $5.5 million on the Term Loan. The Company also entered into the Fourth Amendment (as defined below) which amended the minimum liquidity financial covenant. See Note 6, Property and Equipment, Net and Note 9, Debt, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information on the sale and leaseback of this facility and the Fourth Amendment.

2024 Restructuring

In January 2024, the Company executed cost-reduction initiatives primarily related to the Company's key initiatives. These actions resulted in approximately $1.6 million in costs consisting primarily of termination benefits during the first quarter of 2024.

Term Loan Amendment No. 5

On April 5, 2024 (the "Fifth Amendment Effective Date"), the Company and Blue Torch entered into Amendment No. 5 to the Financing Agreement (the "Fifth Amendment"), which amended, among other things, certain terms of the Financing Agreement including without limitation, to (1) amend the minimum revenue financial covenant and (2) amend the minimum liquidity financial covenant. In connection with the Fifth Amendment, on the Fifth Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $4.0 million (which amount was classified as a current obligation at March 31, 2024) along with the related prepayment premium of 3% ($0.1 million) and accrued interest. The Company also incurred a 2% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.6 million).

In connection with the Fifth Amendment, the Company also amended and restated the Term Loan Warrant for the purchase of 97,482 shares of the Company's Class A common stock.

See Note 15, Subsequent Events, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly report for additional information on the Fifth Amendment and amendments to the Term Loan Warrant.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of March 31,
	2024	2023

Digital subscriptions (millions)	1.22	1.75
Nutritional subscriptions (millions)	0.15	0.21

	Three months ended March 31,
	2024	2023

Average digital retention	95.7%	95.9%
Total streams (millions)	25.6	29.7
DAU/MAU	33.2%	32.5%

Revenue (millions)	$120.0	$144.9
Gross profit (millions)	$81.3	$91.3
Gross margin	67.7%	63.0%

Net loss (millions)	$(14.2)	$(29.2)
Adjusted EBITDA (millions) (1)	$4.6	$(0.9)

(1) See “Non-GAAP Information” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Digital Subscriptions

Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions include BOD (through March 2023) and BODi. Digital subscriptions include paid and free-to-pay subscriptions, with free-to-pay subscriptions representing less than 1% of total digital subscriptions on average. Digital subscriptions are inclusive of all billing plans, currently for annual, semi-annual, quarterly and monthly billing intervals.

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

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023

Net loss	$(14,216)	$(29,188)
Adjusted for:
Loss on partial debt extinguishment (1)	1,209	—
Depreciation and amortization	5,378	10,713
Amortization of capitalized cloud computing implementation costs	37	41
Amortization of content assets	4,540	5,561
Interest expense	1,875	2,331
Income tax provision	62	48
Equity-based compensation	4,365	9,555
Employee incentives, expected to be settled in equity (2)	—	(5,466)
Restructuring and platform consolidation costs (3)	1,644	6,059
Change in fair value of warrant liabilities	724	(57)
Gain on sale of property and equipment	(784)	—
Non-operating (4)	(280)	(484)
Adjusted EBITDA	$4,554	$(887)

(1)
Represents the loss related to the $1.0 million and $5.5 million partial debt prepayments that the Company made on January 9, 2024 and February 29, 2024, respectively.
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
(3)
Includes restructuring expense and personnel costs associated with the Company's key initiatives during the three months ended March 31, 2024 and with executing our key growth priorities during the three months ended March 31, 2023.
(4)
Primarily includes interest income.

Results of Operations

The Company has one operating segment. The following discussion of our results and operations is on a consolidated basis.

(in thousands)	Three months ended March 31,
	2024	2023

Revenue:
Digital	$61,506	$64,773
Nutrition and other	55,512	74,120
Connected fitness	3,028	6,008
Total revenue	120,046	144,901
Cost of revenue:
Digital	12,862	14,967
Nutrition and other	22,284	31,039
Connected fitness	3,618	7,555
Total cost of revenue	38,764	53,561
Gross profit	81,282	91,340
Operating expenses:
Selling and marketing	59,261	76,576
Enterprise technology and development	17,717	19,096
General and administrative	13,483	17,716
Restructuring	1,644	5,387
Total operating expenses	92,105	118,775
Operating loss	(10,823)	(27,435)
Other income (expense)
Loss on partial debt extinguishment	(1,209)	—
Change in fair value of warrant liabilities	(724)	57
Interest expense	(1,875)	(2,331)
Other income, net	477	569
Loss before income taxes	(14,154)	(29,140)
Income tax provision	(62)	(48)
Net loss	$(14,216)	$(29,188)

Revenue

Revenue includes digital subscriptions, digital program sales, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products, access to our online Partner business management platform, preferred customer program memberships, and other fitness-related products. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscription revenue is recognized ratably over the subscription period of up to 38 months.

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$61,506	$64,773	$(3,267)	(5%)
Nutrition and other	55,512	74,120	(18,608)	(25%)
Connected fitness	3,028	6,008	(2,980)	(50%)
Total revenue	$120,046	$144,901	$(24,855)	(17%)

The decrease in digital revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to a $5.5 million decrease in revenue from our digital streaming services due to 30% fewer subscriptions on lower demand and a decrease of $0.5 million in fees from Partners as there was a 27% decrease in the number of Partners, partially offset by digital program sales of $2.5 million which were not sold in the prior year period.

The decrease in nutrition and other revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to a $14.4 million decrease in revenue from nutritional products due to 28% fewer nutritional subscriptions on lower demand, a $2.5 million decrease in revenue generated from our preferred customer fees as there was a 34% decrease in preferred customers and a $1.3 million decrease in event ticket sales due primarily to the decrease in the number and length of events.

The decrease in connected fitness revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a 27% decrease in the average sales price for a bike and a decrease in bikes delivered from approximately 4,700 for the three months ended March 31, 2023 to approximately 3,500 for the three months ended March 31, 2024.

Cost of Revenue

Digital Cost of Revenue

Digital cost of revenue includes costs associated with digital content creation including amortization and revision of content assets, depreciation of streaming platforms and digital streaming costs. It also includes customer service costs, payment processing fees, depreciation of production equipment, live trainer costs, facilities, and related personnel expenses.

Nutrition and Other Cost of Revenue

Nutrition and other cost of revenue includes product costs, shipping and handling, fulfillment and warehousing, customer service, and payment processing fees. It also includes depreciation of nutrition-related e-commerce websites and social commerce platforms, amortization of acquired formulae intangible assets (in the 2023 period), facilities, and related personnel expenses.

Connected Fitness Cost of Revenue

Connected fitness cost of revenue consists of product costs, including bike and tablet hardware costs, duties and other applicable importing, shipping, fulfillment, warehousing and logistics costs, costs associated with service calls and repairs of products under warranty, payment processing and financing fees, customer service expenses, and personnel-related expenses associated with supply chain and logistics.

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$12,862	$14,967	$(2,105)	(14%)
Nutrition and other	22,284	31,039	(8,755)	(28%)
Connected fitness	3,618	7,555	(3,937)	(52%)
Total cost of revenue	$38,764	$53,561	$(14,797)	(28%)

Gross profit
Digital	$48,644	$49,806	$(1,162)	(2%)
Nutrition and other	33,228	43,081	(9,853)	(23%)
Connected fitness	(590)	(1,547)	957	62%
Total gross profit	$81,282	$91,340	$(10,058)	(11%)

Gross margin
Digital	79.1%	76.9%
Nutrition and other	59.9%	58.1%
Connected fitness	(19.5%)	(25.7%)
Total gross margin	67.7%	63.0%

The decrease in digital cost of revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a $1.2 million decrease in depreciation and a $1.0 million decrease in digital content amortization as a result of the end of the useful life of certain assets and a $0.3 million decrease in digital content revisions partially offset by a $0.7 million increase in customer service. The increase in digital gross margin for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily as a result of the decrease in depreciation and amortization.

The decrease in nutrition and other cost of revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a $2.0 million decrease in product costs and a $1.6 million decrease in fulfillment and shipping expense related to the decrease in nutrition and other revenue, lower inventory adjustments of $1.7 million, a $1.7 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets and a $1.0 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue. The increase in nutrition and other gross margin for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily as a result of the decrease in inventory adjustments, depreciation expense and customer service.

The decrease in connected fitness cost of revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was driven by a $2.9 million decrease in product costs and a decrease in inventory adjustments of $0.4 million. The decrease in product costs was primarily due to a 24% decrease in the number of bikes delivered in the current quarter as compared to the prior year quarter as well as the bikes delivered in the current quarter had a lower carrying value than the bikes delivered in the prior year quarter. The connected fitness improvement in gross margin for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily as a result of the lower carrying value of the bikes that were delivered in the three months ended March 31, 2024.

Operating Expenses

Selling and Marketing

Selling and marketing expenses primarily include the cost of Partner compensation, advertising, royalties, promotions and events, and third-party sales commissions as well as the personnel expenses for employees and consultants who support these areas. Selling and marketing expenses also include depreciation of certain software and amortization of contract-based intangible assets (in the 2023 period). Selling and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue, timing of new content and nutritional product launches, and the timing of our media investments to build awareness around launch activity.

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$59,261	$76,576	$(17,315)	(23%)
As a percentage of total revenue	49.4%	52.8%

The decrease in selling and marketing expense for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a $11.4 million decrease in Partner compensation as a result of the decrease in the number of Partners, lower commissionable revenue and an approximate 20% decrease in the commission rate paid to Partners that started at the beginning of January 2024, a $2.7 million decrease in event expenses due primarily to a decrease in the number and length of events, a $1.5 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year and a $1.1 million decrease in the amortization of intangible assets due to the impairment of the remaining intangible asset balance in the fourth quarter of 2023.

Selling and marketing expense as a percentage of total revenue decreased by 340 basis points ("bps") primarily due to the decrease in Partner commissions and event expense.

Enterprise Technology and Development

Enterprise technology and development expenses includes maintenance and enhancements of the Company’s enterprise resource planning system, which is the core of our accounting, procurement, supply chain and other business support systems and primarily relate to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. Enterprise technology and development also includes reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, and other non-customer facing applications. Enterprise technology and development expenses include personnel-related expenses for employees and consultants to maintain the Company's technology systems and are involved in the research and development of new and existing nutritional products, depreciation of enterprise technology-related assets, software licenses, hosting expenses, and technology equipment leases.

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$17,717	$19,096	$(1,379)	(7%)
As a percentage of total revenue	14.8%	13.2%

The decrease in enterprise technology and development expense for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a $1.2 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets.

Enterprise technology and development expense as a percentage of total revenue increased by 160 bps due to the decrease in revenue.

General and Administrative

General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

General and administrative	$13,483	$17,716	$(4,233)	(24%)
As a percentage of total revenue	11.2%	12.2%

The decrease in general and administrative expense for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a $2.3 million decrease in professional and accounting fees due to management focus on decreasing spending, a $1.0 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period, and a $0.8 million gain on the sale of the Van Nuys facility which was recorded as a reduction of general and administrative expense in the three months ended March 31, 2024.

General and administrative expense as a percentage of total revenue decreased by 100 bps due to the decrease in expenses noted above.

Restructuring

In 2024, restructuring charges primarily relate to the Company's key initiatives. Restructuring charges in 2023 primarily relate to activities focused on aligning our operations with our key growth priorities, including a reduction in headcount. The charges incurred primarily consist of employee termination costs.

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Restructuring	$1,644	$5,387	$(3,743)	(70%)

Other Income (Expense)

The change in fair value of warrant liabilities consists of the fair value changes of the public, private placement, Term Loan and Common Stock warrants. Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt discount and issuance costs for our Term Loan (as defined below) in 2023 and 2022. Other income, net, consists of interest income earned on investments and gains (losses) on foreign currency.

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Loss on partial debt extinguishment	$(1,209)	$—	$(1,209)	NM
Change in fair value of warrant liabilities	(724)	57	(781)	NM
Interest expense	(1,875)	(2,331)	456	(20%)
Other income, net	477	569	(92)	(16%)

The loss on partial debt extinguishment for the three months ended March 31, 2024 was due to the partial prepayments of $1.0 million and $5.5 million on the Term Loan as of January 9, 2024 and February 29, 2024, respectively. The change in fair value of warrant liabilities during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily resulted from an increase in our stock price during the current quarter as compared to a decrease in our stock price in the prior year quarter. The decrease in interest expense was primarily due to principal prepayments of $21.5 million on the outstanding Term Loan balance from March 31, 2023 to March 31, 2024.

Income Tax Provision

Income tax provision consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(62)	$(48)	$(14)	29%

The income tax provision increase for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily driven by changes in our valuation allowance and a decrease in the net expense from discrete events.

Liquidity and Capital Resources

	Three months ended March 31,
	2024	2023
	(in thousands)

Net cash provided by (used in) operating activities	$9,134	$(7,869)
Net cash provided by (used in) investing activities	3,901	(3,417)
Net cash used in financing activities	(7,219)	(2,441)

As of March 31, 2024, we had cash and cash equivalents totaling $38.9 million.

Net cash provided by (used in) operating activities was $9.1 million and $(7.9) million for the three months ended March 31, 2024 and 2023, respectively. The increase in cash provided by operating activities during the three months ended March 31, 2024, compared to the prior year period, was primarily due to a decrease in net loss of $15.0 million, an increase in cash due to change in other assets of $9.0 million and a decrease in cash used in accrued expenses of $7.4 million partially offset by a decrease in depreciation and amortization expense of $5.3 million, a decrease in equity based compensation of $5.2 million and a decrease in provision for inventory and inventory purchase commitments of $2.1 million.

Net cash provided by (used in) investing activities was $3.9 million and $(3.4) million for the three months ended March 31, 2024 and 2023, respectively. The increase in net cash provided by investing activities was due to proceeds received from the sale of the Van Nuys facility of $5.6 million and a decrease in capital expenditures of $1.7 million due to continued focus by management on capital expenditures, in particular related to technology.

Net cash used in financing activities was $7.2 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. The change in net cash used in financing activities was primarily due to debt repayments on our Term Loan in the three months ended March 31, 2024.

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement are guaranteed by the Guarantors, and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors (together with the Borrower, the “Loan Parties”), subject to customary exceptions. On July 24, 2023 the Company and Blue Torch entered into the Second Amendment. In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million. On January 9, 2024 and February 29, 2024, the Company made partial prepayments of $1.0 million and $5.5 million, respectively, on the Term Loan in connection with the Third and Fourth Amendments. As of March 31, 2024, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $28.9 million. On April 5, 2024, the Company and Blue Torch entered into the Fifth Amendment. In connection with the Fifth Amendment, on the Fifth Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $4.0 million (which was classified as a current obligation at March 31, 2024). During the three months ended March 31, 2024, the Term Loan was a secured overnight financing rate ("SOFR") loan, with an effective interest rate of 21.83% and a cash interest rate of 12.65% for the three months ended March 31, 2024.

The Financing Agreement contains financial covenants, customary representations, warranties, covenants and customary events of default. We were in compliance with the financial covenants as of March 31, 2024. See Note 9, Debt, and Note 15, Subsequent Events, for additional information on the Term Loan.

As of March 31, 2024, we have $25.9 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

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

Critical Accounting Policies and Estimates

There have been no material changes to the Company's critical accounting policies and estimates discussed in the 2023 Annual Report on Form 10-K in Item 7 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies and Estimates.

Recent Accounting Pronouncements

See Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the three months ended March 31, 2024 and 2023, approximately 11% and 10%, respectively, of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

In the year ended December 31, 2023, management made a determination to cease entering into any further foreign exchange options at this time, which resulted in a decrease in the notional amount of the Company's outstanding foreign exchange options to zero at March 31, 2024 as all of the foreign exchange options expired prior to March 31, 2024.

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

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $2.5 million increase or decrease in cost of revenue and operating expenses. The higher exposure to changes in foreign currency from previous periods was due to management's decision to cease entering into foreign exchange options at this time.

The aggregate notional amount of foreign exchange derivative instruments at March 31, 2024 and year ended December 31, 2023 was zero and $4.4 million, respectively.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are and, from time to time, we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than as set forth below, there have been no material changes from the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. This matter is pending as of the date of this quarterly report.

On September 6, 2023 Dish Technologies LLC and SLING TV LLC (the "DISH Entities") filed a complaint with the United States District Court for the District of Delaware alleging that the Company infringed on the DISH Entities' patents and used technology belonging to the DISH Entities without their permission. The plaintiffs are seeking monetary damages and injunctive relief. In an effort to avoid any further unnecessary litigation costs, the parties entered into a Confidential Standstill and Tolling Agreement as of April 16, 2024 which included a dismissal of the case by the DISH Entities without prejudice and an agreement by the DISH Entities not to institute any litigation proceedings against the Company under the patents any earlier than December 31, 2026 in exchange for a one-time immaterial payment to the DISH Entities by the Company.

Item 1A. Risk Factors.

There have been no material developments with respect to the information previously reported under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-k.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

3.1	Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	10-K	3.1	3/11/2024	001-39735
3.2	Certificate of Amendment to Second Amended & Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	11/27/2023	001-39735
3.3	Amended and Restated Bylaws of The Beachbody Company, Inc.	8-K	3.2	7/1/2021	001-39735
4.1	Form of Second Amended and Restated Warrant.	8-K	10.2	4/8/2024	001-39735
10.1	Consent No. 1 and Amendment No. 3 to Financing Agreement, dated as of January 9, 2024 by and among the Borrower, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent	8-K	10.1	1/12/2024	001-39735
10.2	Consent No. 2 and Amendment No. 4 to Financing Agreement, dated as of February 29, 2024 by and among the Borrower, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.	8-K	10.1	3/5/2024	001-39735
10.3	Amendment No. 5 to Financing Agreement, dated as of April 5, 2024 by and among the Borrower, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.	8-K	10.1	4/8/2024	001-39735
10.4^	Letter Agreement by and between Beachbody, LLC and Michael Neimand, dated April 10, 2024	8-K	10.1	4/16/2024	001-39735
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

The Beachbody Company, Inc.

Date: May 6, 2024	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial Officer)