Form 10-Q
period 2024-06-30
Beachbody Company, Inc.
filed 2024-08-06
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

There were 4,187,168 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of August 1, 2024.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (restricted cash of $0.1 million at June 30, 2024 and December 31, 2023, respectively)	$32,327	$33,409
Restricted short-term investments	4,250	4,250
Inventory	23,782	24,976
Prepaid expenses	7,537	10,715
Other current assets	35,516	45,923
Total current assets	103,412	119,273
Property and equipment, net	31,991	45,055
Content assets, net	16,902	21,359
Goodwill	85,166	85,166
Right-of-use assets, net	3,335	3,063
Other assets	4,153	2,923
Total assets	$244,959	$276,839
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,772	$10,659
Accrued expenses	36,299	42,147
Deferred revenue	91,864	97,169
Current portion of lease liabilities	1,514	1,835
Current portion of Term Loan	2,188	8,068
Other current liabilities	1,950	5,325
Total current liabilities	146,587	165,203
Term Loan	19,271	21,491
Long-term lease liabilities, net	2,048	1,425
Deferred tax liabilities	—	10
Other liabilities	10,294	5,950
Total liabilities	178,200	194,079
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 4,185,924 and 3,978,356 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively;	1	1
Class C: no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	663,703	654,657
Accumulated deficit	(596,957)	(571,876)
Accumulated other comprehensive income (loss)	11	(23)
Total stockholders’ equity	66,759	82,760
Total liabilities and stockholders’ equity	$244,959	$276,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue:
Digital	$58,771	$65,214	$120,277	$129,987
Nutrition and other	50,101	64,628	105,613	138,748
Connected fitness	1,311	5,106	4,339	11,114
Total revenue	110,183	134,948	230,229	279,849
Cost of revenue:
Digital	11,476	16,336	24,338	31,303
Nutrition and other	19,621	27,202	41,905	58,241
Connected fitness	2,710	8,666	6,328	16,221
Total cost of revenue	33,807	52,204	72,571	105,765
Gross profit	76,376	82,744	157,658	174,084
Operating expenses:
Selling and marketing	56,308	76,492	115,569	153,068
Enterprise technology and development	17,162	18,650	34,879	37,746
General and administrative	12,388	11,887	25,871	29,603
Restructuring	—	(107)	1,644	5,280
Total operating expenses	85,858	106,922	177,963	225,697
Operating loss	(9,482)	(24,178)	(20,305)	(51,613)
Other income (expense):
Loss on partial debt extinguishment	(719)	—	(1,928)	—
Change in fair value of warrant liabilities	647	375	(77)	432
Interest expense	(1,652)	(2,368)	(3,527)	(4,699)
Other income, net	408	411	885	980
Loss before income taxes	(10,798)	(25,760)	(24,952)	(54,900)
Income tax (provision) benefit	(67)	12	(129)	(36)
Net loss	$(10,865)	$(25,748)	$(25,081)	$(54,936)

Net loss per common share, basic and diluted	$(1.59)	$(4.10)	$(3.70)	$(8.81)
Weighted-average common shares outstanding, basic and diluted	6,813	6,286	6,787	6,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net loss	$(10,865)	$(25,748)	$(25,081)	$(54,936)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	—	(242)	—	(389)
Reclassification of gains (losses) on derivative financial instruments included in net loss, net of tax	—	61	80	(26)
Foreign currency translation adjustment	(4)	35	(46)	45
Total other comprehensive income (loss)	(4)	(146)	34	(370)
Total comprehensive loss	$(10,869)	$(25,894)	$(25,047)	$(55,306)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2022	6,243	$2	$630,738	$(419,235)	$37	$211,542
Net loss	—	—	—	(29,188)	—	(29,188)
Other comprehensive loss	—	—	—	—	(224)	(224)
Equity-based compensation	195	—	9,555	—	—	9,555
Tax withholdings on vesting of restricted stock	(73)	—	(2,128)	—	—	(2,128)
Balances at March 31, 2023	6,365	$2	$638,165	$(448,423)	$(187)	$189,557
Net loss	—	—	—	(25,748)	—	(25,748)
Other comprehensive loss	—	—	—	—	(146)	(146)
Equity-based compensation	27	—	3,161	—	—	3,161
Forfeiture of shares per the Forfeiture Agreement	(160)	—	—	—	—	—
Issuance of shares due to Employee Stock Purchase Plan	20	—	384	—	—	384
Tax withholdings on vesting of restricted stock	—	—	(31)	—	—	(31)
Balances at June 30, 2023	6,252	$2	$641,679	$(474,171)	$(333)	$167,177
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2023	6,707	$2	$654,657	$(571,876)	$(23)	$82,760
Net loss	—	—	—	(14,216)	—	(14,216)
Other comprehensive income	—	—	—	—	38	38
Equity-based compensation	61	—	4,365	—	—	4,365
Tax withholdings on vesting of restricted stock	(24)	—	(206)	—	—	(206)
Pre-funded warrants exercised	123	—	—	—	—	—
Balances at March 31, 2024	6,867	$2	$658,816	$(586,092)	$15	$72,741
Net loss	—	—	—	(10,865)	—	(10,865)
Other comprehensive loss	—	—	—	—	(4)	(4)
Equity-based compensation	24	—	4,739	—	—	4,739
Issuance of shares due to Employee Stock Purchase Plan	24	—	165	—	—	165
Tax withholdings on vesting of restricted stock	—	—	(17)	—	—	(17)
Balances at June 30, 2024	6,915	$2	$663,703	$(596,957)	$11	$66,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(25,081)	$(54,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,789	21,632
Amortization of content assets	8,652	11,020
Provision for inventory and inventory purchase commitments	1,012	5,072
Realized (gains) losses on hedging derivative financial instruments	64	(26)
Change in fair value of warrant liabilities	77	(432)
Equity-based compensation	9,104	12,716
Deferred income taxes	1	(121)
Amortization of debt issuance costs	1,153	980
Paid-in-kind interest expense	405	746
Loss on partial debt extinguishment	1,928	—
Change in lease assets	(272)	—
Gain on sale of property and equipment	(784)	—
Changes in operating assets and liabilities:
Inventory	131	6,037
Content assets	(4,195)	(5,325)
Prepaid expenses	3,177	4,506
Other assets	9,217	(8,912)
Accounts payable	2,371	(4,179)
Accrued expenses	(5,603)	(14,356)
Deferred revenue	(768)	12,221
Other liabilities	(3,169)	(1,010)
Net cash provided by (used in) operating activities	8,209	(14,367)
Cash flows from investing activities:
Purchase of property and equipment	(2,945)	(5,030)
Proceeds from sale of property and equipment	5,600	—
Net cash provided by (used in) investing activities	2,655	(5,030)
Cash flows from financing activities:
Debt repayments	(11,446)	(625)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	165	384
Tax withholding payments for vesting of restricted stock	(223)	(2,159)
Net cash used in financing activities	(11,504)	(2,400)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(442)	392
Net decrease in cash, cash equivalents, and restricted cash	(1,082)	(21,405)
Cash, cash equivalents and restricted cash, beginning of period	33,409	80,091
Cash, cash equivalents, and restricted cash, end of period	$32,327	$58,686
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,938	$2,958
Cash paid (received) during the period for income taxes, net	185	(46)
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$413	$128
Supplemental disclosure of noncash financing activities:
Change in fair value of Term Loan warrants due to amended exercise price	$141	$—
Paid-in-kind fee recorded as incremental debt issuance cost	566	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“BODi” or the “Company”) is a leading fitness and nutrition company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription and/or digital program purchases on the BODi digital platform, accessible through a web browser, iOS devices, Android Devices and Roku. During the three months ended March 31, 2023, the Company launched an improved BODi experience and began migrating all BOD-only members to BODi on their renewal dates. BODi offers nutritional products such as Shakeology nutrition shakes, Beachbody Performance supplements and BEACHBAR snack bars, which have been designed and clinically tested to help customers achieve their goals. BODi also offers a commercial-grade stationary cycle which can include a 360-degree touch screen tablet and connected fitness software. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”), social media marketing channels, and direct response advertising.

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

Summary of Changes in Significant Accounting Estimates

Goodwill and Long-Lived Assets, Net

Interim Impairment Test

Goodwill represents the excess of the fair value of the consideration transferred in a business combination over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually as of December 31 and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or indicate that it is more likely than not that the indefinite-lived asset is impaired. As of June 30, 2024, the Company has no indefinite-lived intangible assets.

Due to the sustained decline in the Company’s market capitalization and macro-economic conditions observed in the three months ended June 30, 2023, the Company performed an interim test for impairment of its goodwill as of June 30, 2023. In performing the interim impairment test for goodwill, the Company elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of its RU to its estimated fair value. The Company previously tested its RU for impairment as of December 31, 2022. The results of the Company’s interim test for impairment at June 30, 2023 concluded that the fair value of its RU exceeded its carrying value, resulting in no impairment. For the six months ended June 30, 2024, there were no indicators of impairment of the Company's goodwill.

Long-Lived Assets

Management reviews long-lived assets (including property and equipment, content assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by comparing their carrying value to the forecasted undiscounted cash flows associated with the assets. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value. The Company performed a test for recoverability at June 30, 2023 and concluded that the carrying value of its long-lived assets was recoverable. For the six months ended June 30, 2024, there were no indicators of impairment of the Company's long-lived assets.

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

2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended June 30,
	2024	2023

Geographic region:
United States	$99,423	$121,067
Rest of world[1]	10,760	13,881
Total revenue	$110,183	$134,948

	Six months ended June 30,
	2024	2023

Geographic region:
United States	$206,173	$251,944
Rest of world[1]	24,056	27,905
Total revenue	$230,229	$279,849

(1) Consists of Canada, United Kingdom, and France. Other than the United States, no single country accounted for more than 10% of total revenue during the three and six months ended June 30, 2024 and 2023.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 93% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the three and six months ended June 30, 2024, the Company recognized $25.6 million and $75.3 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2023. During the three and six months ended June 30, 2023, the Company recognized $24.8 million and $77.9 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2022.

3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Public Warrants	$—	$—	$4
Private Placement Warrants	—	—	2
Term Loan Warrants	—	—	537
Common Stock Warrants	—	—	2,801
Total liabilities	$—	$—	$3,344

	December 31, 2023
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Public Warrants	$—	$—	$17
Private Placement Warrants	—	—	9
Term Loan Warrants	—	—	392
Common Stock Warrants	—	—	2,707
Total liabilities	$—	$—	$3,125

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. Restricted short-term investments of $4.3 million at June 30, 2024 consist of a one-year certificate of deposit (“CD”) that matures on July 26, 2024 with an interest rate of 4.8%. This CD was renewed for a one-year period upon its maturity at an interest rate of 4.4%. The Company’s Private Placement Warrants (as defined below), Term Loan Warrants (as defined below) and Common Stock Warrants (as defined below), and the Company's Public Warrants (as defined below) after they ceased trading on an active market, are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

Private Placement Warrants

The Company determined the fair value of the outstanding warrants for the purchase of 106,667 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the "Private Placement Warrants") using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived from the Company’s historical volatility. The expected life was based on the remaining contractual term of the Private Placement Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Private Placement Warrants expected life. The significant unobservable input used in the fair value measurement of the Private Placement Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Risk-free rate	4.7%	4.1%
Dividend yield rate	—	—
Volatility	94.3%	97.6%
Contractual term (in years)	1.98	2.48
Exercise price	$575.00	$575.00

The following table presents changes in the fair value of the Private Placement Warrants for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$10	$53	$9	$107
Change in fair value	(8)	—	(7)	(54)
Balance, end of period	$2	$53	$2	$53

For the three and six months ended June 30, 2024 and 2023, the change in the fair value of the Private Placement Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Public Warrants

The Company determined the fair value of the outstanding warrants for the purchase of 200,000 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the "Public Warrants"), which traded in active markets until November 24, 2023, based on quoted market prices during the period it was traded in active markets. The Company determined the fair value of the Public Warrants after November 24, 2023 using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived from the Company's historical volatility. The expected life was based on the remaining contractual term of the Public Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Public Warrants expected life. The significant unobservable input used in the fair value measurement of the Public Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively. The following table presents significant assumptions utilized in the valuation of the Public Warrants on June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Risk-free rate	4.7%	4.1%
Dividend yield rate	—	—
Volatility	94.3%	97.6%
Contractual term (in years)	1.98	2.48
Exercise price	$575.00	$575.00

The following table presents changes in the fair value of the Public Warrants for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$19	$600	$17	$415
Change in fair value	(15)	(139)	(13)	46
Balance, end of period	$4	$461	$4	$461

For the three and six months ended June 30, 2023, the change in the fair value of the Public Warrants resulted from the change in the price of the Public Warrants as traded on an active market. For the three and six months ended June 30, 2024 the change in the fair value of the Public Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Risk-free rate	4.3%	3.8%
Dividend yield rate	—	—
Volatility	79.1%	74.5%
Contractual term (in years)	5.10	5.60
Exercise price	$9.16	$20.50

The following table presents changes in the fair value of the Term Loan Warrants for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$493	$1,038	$392	$1,226
Amended in connection with Fifth Amendment	141	—	141	—
Change in fair value	(97)	(236)	4	(424)
Balance, end of period	$537	$802	$537	$802

For the three and six months ended June 30, 2024, the change in the balance of the Term Loan Warrants was due to the Warrant Second Amendment (as defined below) of the Term Loan Warrants, which reduced the exercise price from $20.50 per share to $9.16 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.1 million as of the Fifth Amendment Effective Date (as defined below) and the change in the fair value of the Term Loan Warrants resulting from the change in price of the Company’s Class A common stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Risk-free rate	4.3%	3.8%
Dividend yield rate	—	—
Volatility	79.8%	75.2%
Contractual term (in years)	4.95	5.44
Exercise price	$11.24	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the three and six months ended June 30, 2024 (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2024	2024
Balance, beginning of year	$3,327	$2,707
Change in fair value	(526)	94
Balance, end of year	$2,801	$2,801

For the three and six months ended June 30, 2024, the change in the fair value of the Common Stock Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

4. Inventory

Inventory, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023

Raw materials and work in process	$11,841	$10,354
Finished goods	11,941	14,622
Total inventory	$23,782	$24,976

Adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $0.4 million and $1.0 million during the three and six months ended June 30, 2024, respectively, and $2.3 million and $5.1 million during the three and six months ended June 30, 2023, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue. The Company recorded $0.1 million and $(0.2) million of these adjustments in nutrition and other cost of revenue for the three and six months ended June 30, 2024, respectively, and approximately zero and $1.4 million during the three and six months ended June 30, 2023, respectively. The Company also recorded

$0.3 million and $1.2 million of these adjustments in connected fitness cost of revenue for the three and six months ended June 30, 2024 respectively, and $2.3 million and $3.7 million during the three and six months ended June 30, 2023, respectively.

5. Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Deferred Partner costs	$31,129	$36,169
Deposits	1,128	6,788
Accounts receivable, net	1,751	1,270
Other	1,508	1,696
Total other current assets	$35,516	$45,923

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023

Computer software and web development	$229,861	$229,527
Computer equipment	23,481	23,738
Buildings	—	5,158
Leasehold improvements	4,600	4,600
Furniture, fixtures and equipment	1,166	1,166
Computer software and web development projects in-process	970	2,157
Property and equipment, gross	260,078	266,346
Less: Accumulated depreciation	(228,087)	(221,291)
Total property and equipment, net	$31,991	$45,055

On February 29, 2024, the Company sold its Van Nuys production facility which had a net carrying value of $4.8 million for $6.2 million. The Company recognized a gain on the sale of the facility of $0.8 million, which is recorded as a reduction in general and administrative expenses for the six months ended June 30, 2024. Simultaneous with the sale, the Company entered into a five year lease of the facility at an annual base rate of $0.3 million per year which increases by 3% annually. The Company recorded at the inception of the lease a right-of-use asset and lease liability of $1.3 million using a discount rate of 12.5% and classified this lease as an operating lease.

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Cost of revenue	$2,225	$5,277	$4,283	$10,209
Enterprise technology and development	3,186	4,363	6,506	8,866
General and administrative	—	—	—	1
Total depreciation	$5,411	$9,640	$10,789	$19,076

7. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	June 30, 2024	December 31, 2023
Partner costs	$10,973	$13,971
Employee compensation and benefits	6,721	4,334
Inventory, shipping and fulfillment	3,632	6,869
Sales and other taxes	3,427	3,963
Information technology	3,014	3,176
Outside professional services	2,212	2,927
Advertising	1,788	872
Other accrued expenses	4,532	6,035
Total accrued expenses	$36,299	$42,147

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $8.2 million and $17.3 million for the three and six months ended June 30, 2024, respectively, and $8.1 million and $17.1 million for the three and six months ended June 30, 2023, respectively.

On September 29, 2023, the Company entered into a financing agreement with IPFS Corporation of California ("IPFS") to finance certain of its annual insurance premiums. The Company financed $2.5 million, which will be paid over a ten month period with the first payment due on November 1, 2023. The financing has an interest rate of 8.83% and IPFS has a security interest in the underlying policies that have been financed. The $0.3 million and $1.8 million outstanding as of June 30, 2024 and December 31, 2023, respectively, is recorded in other current liabilities in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

On October 6, 2023, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain of its annual insurance premiums. The Company financed $2.0 million, which will be paid over a nine month period with the first payment due on November 1, 2023. The financing has an interest rate of 8.75% and FIF has a security interest in the underlying policies that have been financed. The zero and $1.4 million outstanding as of June 30, 2024 and December 31, 2023, respectively, is recorded in other current liabilities in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. During the three and six months ended June 30, 2024, there were no losses on inventory purchase commitments. During the three and six months ended June 30, 2023, the Company recorded losses on inventory purchase commitments related to connected fitness hardware of $0.3 million and $0.4 million, respectively. These losses are included in connected fitness cost of revenue in the unaudited condensed consolidated statements of operations. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding June 30, 2024 are as follows (in thousands):

Six months ending December 31, 2024	$18,346
Year ending December 31, 2025	3,138
Year ending December 31, 2026	426
Year ending December 31, 2027	100
Year ending December 31, 2028	75
$22,085

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the six months ended June 30, 2024 the Company paid $2.1 million of royalty payments exclusive of guaranteed payments.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2029. These lease obligations will require payments of approximately $1.1 million during the six months ending December 31, 2024, $1.0 million for the year ending December 31, 2025 and $1.9 million in total thereafter through 2028.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. This matter is pending as of the date of this quarterly report. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

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

On June 14, 2024, Bryan Reilly on behalf of himself and similarly situated current and former stockholders of Forest Road Acquisition Corp., which later became the Beachbody Company, Inc. (“Forest Road”), filed a verified class action complaint (the “Reilly Action”) against the former directors and officers of Forest Road, as well as Forest Road Acquisition Sponsor LLC, Forest Road Company LLC, Zach Tarica, and Jeremy Tarica (together the “Forest Road Sponsor Defendants”) alleging claims for breach of fiduciary duty in connection with the merger among Forest Road, The Beachbody Company, Inc., and Myx in 2021 (the “Merger”). The lawsuit also brought claims against the Company, Kevin Meyer, and The Raine Group LLC (“Raine”) alleging aiding and abetting breach of fiduciary duty, and against the former Forest Road directors and officers, the Forest Road Sponsor Defendants, Raine, and Meyer for unjust enrichment. We also have certain indemnification obligations as to some or all of the former Forest Road directors and Raine as to certain claims.

The Reilly Action generally alleges that the proxy that Forest Road issued prior to the Merger contained numerous material misstatements and omissions that impaired the Forest Road stockholders’ ability to make an informed decision regarding whether to redeem their stock in connection with the Merger. The plaintiff also asserts that the Merger was a conflicted transaction because the Forest Road Sponsor Defendants and the former Forest Road directors were incentivized to close the Merger even if it was a value-decreasing transaction for Forest Road’s public stockholders. As to the Company, Meyer, and Raine, the complaint alleges that these defendants aided and abetted the Forest Road defendants’ disclosure violations. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

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

9. Debt

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement which was subsequently amended (collectively with any amendments thereto, the “Financing Agreement”). The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. In addition, the Financing Agreement permits the Company to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. Borrowings under the Term Loan are unconditionally guaranteed by the Guarantors, and all present and future material U.S. and Canadian subsidiaries of the Company. Such security interest consists of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.2 million of third-party debt issuance costs which are recorded in the unaudited condensed consolidated balance sheets as a reduction of long-term debt as of June 30, 2024 and December 31, 2023 and are being amortized over the term of the Term Loan using the effective-interest method.

The Term Loan borrowings may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR Rate”) loans. Reference Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greater of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the SOFR Rate (based upon an interest period of one month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR Rate (based upon an interest period of three months). The SOFR Rate is subject to a floor of 1.00%. In addition, the Term Loan borrowings bear additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan was a SOFR Rate loan, with an effective interest rate of 22.71% and a cash interest rate of 12.75% for the six months ended June 30, 2024. The Company recorded $1.6 million and $3.4 million of interest related to the Term Loan during the three and six months ended June 30, 2024, respectively.

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

On April 5, 2024 (the "Fifth Amendment Effective Date") the Company and Blue Torch entered into Amendment No. 5 to the Financing Agreement (the "Fifth Amendment") which amended the Company's existing Financing Agreement. The Fifth Amendment, among other things, amended certain terms of the Financing Agreement including, but not limited to 1) amending the minimum revenue financial covenant to adjust the minimum revenue levels to (a) $100.0 million, for each fiscal quarter ending on or prior to December 31, 2024 and (b) $110.0 million for each fiscal quarter thereafter and or prior to December 31, 2025 and (2) amending the minimum liquidity financial covenant to adjust the minimum liquidity level to $18.0 million at all times from the Fifth Amendment Effective Date through the maturity of the Term Loan. The Company was in compliance with these covenants as of June 30, 2024.

In connection with the Fifth Amendment, on the Fifth Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $4.0 million along with the related prepayment premium of 3% ($0.1 million) and accrued interest. The Company also incurred a 2% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.6 million) which is recorded as incremental third party debt issuance costs and is being amortized over the amended term of the Term Loan using the effective-interest method. The partial prepayment of $4.0 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Fifth Amendment Effective Date ($0.6 million) which in addition to the prepayment premium ($0.1 million) was recorded as a loss on partial debt extinguishment of $0.7 million in the three and six months ended June 30, 2024. As of June 30, 2024, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $25.4 million.

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

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share (the "Term Loan Warrants"). The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants. The Term Loan Warrants were recorded in the unaudited condensed consolidated balance sheets as warrant liabilities. The initial fair value of the Term Loan Warrants, of $5.2 million, is being amortized as a debt discount over the term of the Term Loan using the effective-interest method. In connection with the Second Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant First Amendment"). The amendment of the Term Loan

Warrants amended the exercise price of the Term Loan Warrants from $92.50 per share to $20.50 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Second Amendment Effective Date by $0.8 million and was recorded as of the Second Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount is being amortized over the amended term of the Term Loan using the effective-interest method. In connection with the Equity Offering (as defined below), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock. In connection with the Fifth Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant Second Amendment"). The Warrant Second Amendment amended the exercise price of the Term Loan Warrants from $20.50 per share to $9.16 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Fifth Amendment Effective Date by $0.1 million and was recorded as of the Fifth Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount is being amortized over the amended term of the Term Loan using the effective interest method.

The aggregate amounts of payments due for the periods succeeding June 30, 2024 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Six months ending December 31, 2024	$938
Year ending December 31, 2025	2,500
Year ending December 31, 2026	21,094
Total debt	24,532
Less current portion	(2,188)
Less unamortized debt discount and debt issuance costs	(3,901)
Add capitalized paid-in-kind interest	828
Total long-term debt	$19,271

Principal payments on the Term Loan are $1.3 million per year from the Effective Date to September 30, 2024, payable on a quarterly basis, and thereafter, are $2.5 million per year, payable on a quarterly basis, with the remaining principal amount due on the maturity date of the Term Loan.

At June 30, 2024 and December 31, 2023, the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which is collateralized by $0.1 million of cash. This letter of credit expires on December 6, 2024 and is automatically extended for one-year terms unless notice of non-renewal is provided 60 days prior to the end of the applicable term. At June 30, 2024 and December 31, 2023, the cash collateralizing this letter of credit is classified as current restricted cash in our unaudited condensed consolidated balance sheet.

10. Stockholders’ Equity

As of June 30, 2024, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock and 100,000,000 shares are designated as preferred stock.

Holders of each share of each class of Common Stock are entitled to dividends when, as, and if declared by the Company’s board of directors (the "Board"), subject to the rights and preferences of any holders of Preferred Stock outstanding at the time. As of June 30, 2024, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended June 30, 2024 and 2023 (in thousands):

Total[1]

Balances at March 31, 2023	$(187)
Other comprehensive loss before reclassifications	(171)
Amounts reclassified from accumulated other comprehensive income	61
Tax effect	(36)
Balances at June 30, 2023	$(333)

Balances at March 31, 2024	$15
Other comprehensive loss before reclassifications	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	—
Tax effect	—
Balances at June 30, 2024	$11

1Total denotes unrealized gain (loss) on derivatives and foreign currency translation adjustments.

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the six months ended June 30, 2024 and 2023 (in thousands):

Total[1]

Balances at December 31, 2022	$37
Other comprehensive loss before reclassifications	(262)
Amounts reclassified from accumulated other comprehensive loss	(26)
Tax effect	(82)
Balances at June 30, 2023	$(333)

Balances at December 31, 2023	$(23)
Other comprehensive loss before reclassifications	(46)
Amounts reclassified from accumulated other comprehensive income	64
Tax effect	16
Balances at June 30, 2024	$11

1Total denotes unrealized gain (loss) on derivatives and foreign currency translation adjustments.

11. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Time Vested Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	839,479	$32.53	7.25	$—
Forfeited	(25,977)	17.35
Expired	(3,737)	17.35
Outstanding at June 30, 2024	809,765	$33.08	6.80	$—
Exercisable at June 30, 2024	432,640	$32.92	5.59	$—

	Performance Vested Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	318,440	$22.02	9.45	$—
Outstanding at June 30, 2024	318,440	$22.02	8.96	$—
Exercisable at June 30, 2024	—	$—	—	$—

A summary of restricted stock unit ("RSU") activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2023	301,881	$31.97
Granted	246,036	8.85
Vested	(85,272)	32.16
Forfeited	(12,117)	20.15
Outstanding at June 30, 2024	450,528	$19.37

The fair value of RSUs vested during the three and six months ended June 30, 2024 was $0.9 million and $2.7 million, respectively. $1.7 million and $7.6 million was the fair value of RSUs vested during the three and six months ended June 30, 2023, respectively.

On January 1, 2024, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 335,295 pursuant to the terms of the 2021 Plan. On June 4, 2024, the number of shares available for issuance under the 2021 Plan increased by 350,000 pursuant to an amendment to the 2021 Plan, which was approved by the Company’s stockholders at the Company’s annual stockholder meeting. As of June 30, 2024, 748,223 shares of Class A common stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $0.2 million during the six months ended June 30, 2024, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

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

Effective as of June 15, 2023, the Company appointed Mark Goldston as Executive Chairman, replacing the service of Mr. Daikeler in his capacity as Chairman of the Board. Mr. Daikeler continues to serve as the Company’s CEO and as a director. In connection with the employment offer letter to Mr. Goldston, he was granted a stock option under the Inducement Plan, covering an aggregate of 477,661 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Option”). Of this amount, 159,221 shares subject to the Option will vest based on continued service (the “Time-Vesting Options”) and 318,440 shares will vest based on the attainment of applicable performance goals and continued service (the “Performance-Vesting Options”). The Time-Vesting Options will vest and become exercisable with respect to 25% of the Time-Vesting Options subject to the Option on each of the first four anniversaries of June 15, 2023. The Performance-Vesting Options will vest and become exercisable based on both (1) the achievement of pre-determined price per share goals and (2) Mr. Goldston’s service through the applicable vesting date. Any earned Performance-Vesting Options will vest and become exercisable as of the later of (1) June 15, 2024, and (2) the date on which the applicable price per share goal is achieved. The weighted average exercise price of the Performance-Vesting Options was $22.02 per option and none of the Performance-Vesting Options were exercisable as of June 30, 2024.

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

On January 1, 2024 the number of shares available for issuance under the ESPP increased by 67,059 pursuant to the terms of the ESPP. As of June 30, 2024, 180,742 shares of Class A common stock were available for issuance under the ESPP.

During the six months ended June 30, 2024, 24,293 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $6.80 per share.

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the six months ended June 30, 2024:

Six months ended June 30,
2024
Risk-free rate	5.2%
Dividend yield rate	—
Volatility	107.5%
Expected term (in years)	0.50
Weighted-average grant date fair value	$2.44

Equity-Based Compensation Expense

Equity-based compensation expense for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Cost of revenue	$355	$327	$731	$1,756
Selling and marketing	1,891	1,771	3,393	5,157
Enterprise technology and development	244	140	484	703
General and administrative	2,249	923	4,496	5,100
Total equity-based compensation	$4,739	$3,161	$9,104	$12,716

In connection with the restructuring activities that took place during the three and six months ended June 30, 2024 and 2023, the Company modified certain stock awards of terminated employees (approximately 40 employees in the three month period ended March 31, 2024 and approximately 100 employees in the three months ended March 31, 2023). See Note 12, Restructuring, for additional information on the restructuring activities. The modifications included accelerating the vesting of any options that would have vested within three months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees’ termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized approximately zero and $0.5 million reduction to equity-based compensation expense within general and administrative expense in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively, and $0.4 million and $1.0 million for the three and six months ended June 30, 2023, respectively.

The fair value of each award that vests solely based on time as of the date of grant is estimated using a Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used to determine the fair value of time vested option grants for the six months ended June 30, 2023. There were no time vested options granted during the six months ended June 30, 2024.

Six months ended June 30,
2023
Risk-free rate	3.8%
Dividend yield rate	—
Volatility	54.8%
Expected term (in years)	5.92
Weighted-average grant date fair value	$13.50

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

The fair value of the Performance-Vesting Options as of the date of grant is estimated using a Monte Carlo simulation. The following table summarizes the weighted average assumptions used to determine the fair value of the Performance-Vesting Options for the six months ended June 30, 2023. There were no Performance Vesting Options granted during the six months ended June 30, 2024.

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

12. Restructuring

In 2024, restructuring charges primarily relate to the Company's key initiatives. Restructuring charges in 2023 primarily relate to activities focused on aligning the Company's operations with its key growth priorities. The Company recognized restructuring costs of zero and $1.6 million during the three and six months ended June 30, 2024, respectively, comprised primarily of termination benefits related to headcount reductions. The Company recognized restructuring costs of $(0.1) million and $5.3 million during the three and six months ended June 30, 2023, respectively, comprised primarily of termination benefits related to headcount reductions. In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended June 30, 2024 and 2023, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	March 31, 2024	Charges	Utilizations	June 30, 2024
Employee-related costs	$45	$—	$(28)	$17
Total costs	$45	$—	$(28)	$17

	Balance at	Restructuring	Payments /	Liability at
	March 31, 2023	Charges	Utilizations	June 30, 2023
Employee-related costs	$1,389	$(107)	$(1,026)	$256
Total costs	$1,389	$(107)	$(1,026)	$256

The following table summarizes the activity in the Company’s restructuring related liability during the six months ended June 30, 2024 and 2023, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2023	Charges	Utilizations	June 30, 2024
Employee-related costs	$18	$1,644	$(1,645)	$17
Total costs	$18	$1,644	$(1,645)	$17

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2022	Charges	Utilizations	June 30, 2023
Employee-related costs	$469	$5,280	$(5,493)	$256
Total costs	$469	$5,280	$(5,493)	$256

13. Income Taxes

The Company recorded a provision for income taxes of $0.1 million for the three and six months ended June 30, 2024, and a benefit and provision for income taxes of approximately zero for the three and six months ended June 30, 2023, respectively. The effective tax rate was (0.6)% and (0.5)% for the three and six months ended June 30, 2024, respectively, and the effective tax rate was 0.0% and (0.1)% for the three and six months ended June 30, 2023, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and six months ended June 30, 2024 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and six months ended June 30, 2024.

14. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X common stock is as follows (in thousands, except share and per share information):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(10,865)	$(25,748)	$(25,081)	$(54,936)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,812,750	6,286,236	6,786,761	6,234,809

Net loss per common share, basic and diluted	$(1.59)	$(4.10)	$(3.70)	$(8.81)

Basic net loss per common share is the same as dilutive net loss per common share for each of the three and six months ended June 30, 2024 and 2023 as the inclusion of all potential common shares would have been antidilutive. The weighted average common shares outstanding (basic and diluted) in the above table exclude the 160,000 shares that were forfeited by Mr. Daikeler for the period of time after they were forfeited (June 15, 2023).

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	June 30,
	2024	2023

Time vested options	809,765	1,077,410
Performance vested options	318,440	318,440
RSUs	450,528	283,862
Compensation warrants	79,612	79,612
Public and Private Placement Warrants	306,667	306,667
Term Loan Warrants	97,482	94,335
Common Stock Warrants	543,590	—
Forest Road Earn-out Shares	75,000	75,000
	2,681,084	2,235,326

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

Overview

BODi is a leading fitness and nutrition company. We focus primarily on digital content, supplements, connected fitness, and consumer health and fitness. Our goal is to continue to provide holistic health and fitness content, subscription-based solutions and digital program sales. We are the creator of some of the world’s most popular fitness programs, including P90X, Insanity, and 21 Day Fix, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix and 2B Mindset, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our BODi streaming service.

We offer nutritional products such as Shakeology nutrition shakes, Beachbody Performance supplements and BEACHBAR snack bars, as well as a commercial-grade stationary cycle with or without a 360-degree touch screen tablet and connected fitness software. Leveraging our history of fitness content creation, nutrition innovation, and our network of micro-influencers, whom we call “Partners”, we plan to continue market penetration into connected fitness to reach a wider health, wellness and fitness audience.

Our revenue is generated primarily through our network of Partners, social media marketing channels, and direct response advertising. Components of revenue include recurring digital subscription revenue, digital program sales, revenue from the sale of nutritional and other products, and connected fitness revenue. In addition to selling individual products on a one-time basis, we bundle digital and nutritional products together at discounted prices.

For the three months ended June 30, 2024, as compared to the three months ended June 30, 2023:

•
Total revenue was $110.2 million, an 18% decrease;
•
Digital revenue was $58.8 million, a 10% decrease;
•
Nutrition and other revenue was $50.1 million, a 22% decrease;
•
Connected fitness revenue was $1.3 million, a 74% decrease;
•
Operating expenses was $85.9 million, compared to $106.9 million;
•
Net loss was $10.9 million, compared to net loss of $25.7 million; and
•
Adjusted EBITDA was $4.9 million, compared to a loss of $4.8 million.

For the six months ended June 30, 2024, as compared to the six months ended June 30, 2023:

•
Total revenue was $230.2 million, an 18% decrease;
•
Digital revenue was $120.3 million, a 7% decrease;
•
Nutrition and other revenue was $105.6 million, a 24% decrease;
•
Connected fitness revenue was $4.3 million, a 61% decrease;
•
Operating expenses was $178.0 million, compared to $225.7 million;
•
Net loss was $25.1 million, compared to net loss of $54.9 million; and
•
Adjusted EBITDA was $9.5 million, compared to a loss of $5.7 million.

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

In connection with the Fifth Amendment, on the Fifth Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $4.0 million along with the related prepayment premium of 3% ($0.1 million) and accrued interest. The partial prepayment of $4.0 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Fifth Amendment Effective Date ($0.6 million) which in addition to the prepayment premium ($0.1 million) was recorded as a loss on partial debt extinguishment of $0.7 million in the three and six months ended June 30, 2024.

In connection with the Fifth Amendment, the Company also amended and restated the Term Loan Warrant for the purchase of 97,482 shares of the Company's Class A common stock.

See Note 9, Debt, for additional information on the Fifth Amendment and amendments to the Term Loan Warrants.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of June 30,
	2024	2023

Digital subscriptions (millions)	1.15	1.53
Nutritional subscriptions (millions)	0.14	0.20

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Average digital retention	96.5%	95.2%	96.1%	95.5%
Total streams (millions)	22.7	25.3	48.3	55.0
DAU/MAU	31.9%	31.6%	32.6%	32.1%

Revenue (millions)	$110.2	$134.9	$230.2	$279.8
Gross profit (millions)	$76.4	$82.7	$157.7	$174.1
Gross margin	69.3%	61.3%	68.5%	62.2%

Net loss (millions)	$(10.9)	$(25.7)	$(25.1)	$(54.9)
Adjusted EBITDA (millions) (1)	$4.9	$(4.8)	$9.5	$(5.7)

(1) Please see “Non-GAAP Information” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

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

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

Net loss	$(10,865)	$(25,748)	$(25,081)	$(54,936)
Adjusted for:
Loss on partial debt extinguishment (1)	719	—	1,928	—
Depreciation and amortization	5,411	10,919	10,789	21,632
Amortization of capitalized cloud computing implementation costs	38	40	75	81
Amortization of content assets	4,112	5,459	8,652	11,020
Interest expense	1,652	2,368	3,527	4,699
Income tax provision (benefit)	67	(12)	129	36
Equity-based compensation	4,739	3,161	9,104	12,716
Employee incentives, expected to be settled in equity (2)	—	—	—	(5,466)
Restructuring and platform consolidation costs (3)	—	(107)	1,644	5,952
Change in fair value of warrant liabilities	(647)	(375)	77	(432)
Gain on sale of property and equipment	—	—	(784)	—
Non-operating (4)	(298)	(479)	(578)	(963)
Adjusted EBITDA	$4,928	$(4,774)	$9,482	$(5,661)

(1)
Represents the loss related to the $1.0 million, $5.5 million and $4.0 million partial debt prepayments that the Company made on January 9, 2024, February 29, 2024 and April 5, 2024, respectively.
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
(3)
Includes restructuring expense and personnel costs associated with the Company's key initiatives during the three and six months ended June 30, 2024 and executing our key growth priorities during the three and six months ended June 30, 2023.
(4)
Primarily includes interest income.

Results of Operations

The Company has one operating segment. The following discussion of our results and operations is on a consolidated basis.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue:
Digital	$58,771	$65,214	$120,277	$129,987
Nutrition and other	50,101	64,628	105,613	138,748
Connected fitness	1,311	5,106	4,339	11,114
Total revenue	110,183	134,948	230,229	279,849
Cost of revenue:
Digital	11,476	16,336	24,338	31,303
Nutrition and other	19,621	27,202	41,905	58,241
Connected fitness	2,710	8,666	6,328	16,221
Total cost of revenue	33,807	52,204	72,571	105,765
Gross profit	76,376	82,744	157,658	174,084
Operating expenses:
Selling and marketing	56,308	76,492	115,569	153,068
Enterprise technology and development	17,162	18,650	34,879	37,746
General and administrative	12,388	11,887	25,871	29,603
Restructuring	—	(107)	1,644	5,280
Total operating expenses	85,858	106,922	177,963	225,697
Operating loss	(9,482)	(24,178)	(20,305)	(51,613)
Other income (expense)
Loss on partial debt extinguishment	(719)	—	(1,928)	—
Change in fair value of warrant liabilities	647	375	(77)	432
Interest expense	(1,652)	(2,368)	(3,527)	(4,699)
Other income, net	408	411	885	980
Loss before income taxes	(10,798)	(25,760)	(24,952)	(54,900)
Income tax (provision) benefit	(67)	12	(129)	(36)
Net loss	$(10,865)	$(25,748)	$(25,081)	$(54,936)

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

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$58,771	$65,214	$(6,443)	(10%)
Nutrition and other	50,101	64,628	(14,527)	(22%)
Connected fitness	1,311	5,106	(3,795)	(74%)
Total revenue	$110,183	$134,948	$(24,765)	(18%)

The decrease in digital revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily attributable to a $4.8 million decrease in revenue from our digital streaming services due to 25% fewer subscriptions on lower demand partially offset by the transition of all digital subscriptions to the higher priced BODi subscription over the past year, a decrease in digital program sales of $1.2 million and a decrease of $0.5 million in fees from Partners as there was a 27% decrease in the number of Partners.

The decrease in nutrition and other revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily attributable to a $10.5 million decrease in revenue from nutritional products due to 26% fewer nutritional subscriptions on lower demand, a $2.2 million decrease in revenue generated from our preferred customer fees as there was a 31% decrease in preferred customers and a $0.9 million decrease in event ticket sales due primarily to the decrease in the number of, length of and attendance at events.

The decrease in connected fitness revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to an approximate 70% decrease in number of bikes delivered from approximately 5,500 for the three months ended June 30, 2023 to approximately 1,600 for the three months ended June 30, 2024 and an approximate 9% decrease in the average sales price for a bike.

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$120,277	$129,987	$(9,710)	(8%)
Nutrition and other	105,613	138,748	(33,135)	(24%)
Connected fitness	4,339	11,114	(6,775)	(61%)
Total revenue	$230,229	$279,849	$(49,620)	(18%)

The decrease in digital revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily attributable to a $10.3 million decrease in revenue from our digital streaming services due to 25% fewer subscriptions on lower demand partially offset by the transition of all digital subscriptions to the higher priced BODi subscription over the past year and a decrease of $1.1 million in fees from Partners due to a 27% decrease in the number of Partners, partially offset by an increase in digital program sales of $1.3 million.

The decrease in nutrition and other revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily attributable to a $24.8 million decrease in revenue from nutritional products due to 26% fewer nutritional subscriptions on lower demand, a $4.7 million decrease in revenue generated from our preferred customer fees as there was a 31% decrease in preferred customers, a $2.2 million decrease in event ticket sales due primarily to the decrease in the number of, length of and attendance at events and a $1.0 million decrease in fitness accessories revenue.

The decrease in connected fitness revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to an approximate 50% decrease in the number of bikes delivered from approximately 10,200 for the six months ended June 30, 2023 to approximately 5,100 for the six months ended June 30, 2024 and an approximate 22% decrease in the average sales price for a bike.

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

Connected Fitness Cost of Revenue

Connected fitness cost of revenue consists of product costs, including bike and tablet hardware costs, duties and other applicable importing costs, shipping, fulfillment, warehousing and logistics costs, costs associated with service calls and repairs of products under warranty, payment processing and financing fees, customer service expenses, and personnel-related expenses associated with supply chain and logistics.

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$11,476	$16,336	$(4,860)	(30%)
Nutrition and other	19,621	27,202	(7,581)	(28%)
Connected fitness	2,710	8,666	(5,956)	(69%)
Total cost of revenue	$33,807	$52,204	$(18,397)	(35%)

Gross profit
Digital	$47,295	$48,878	$(1,583)	(3%)
Nutrition and other	30,480	37,426	(6,946)	(19%)
Connected fitness	(1,399)	(3,560)	2,161	61%
Total gross profit	$76,376	$82,744	$(6,368)	(8%)

Gross margin
Digital	80.5%	75.0%
Nutrition and other	60.8%	57.9%
Connected fitness	(106.7%)	(69.7%)
Total gross margin	69.3%	61.3%

The decrease in digital cost of revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to a $1.8 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, a $1.3 million decrease in the amortization of content assets as the result of lower production spend and a $1.1 million decrease in digital content revisions. The increase in digital gross margin for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily as a result of the decrease in expenses as noted above.

The decrease in nutrition and other cost of revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to a $3.0 million decrease in product costs and a $1.6 million decrease in fulfillment and shipping expenses related to the decrease in nutrition and other revenue, a $1.2 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets and a $0.7 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue. The increase in nutrition and other gross margin for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily as a result of the decrease in depreciation expense.

The decrease in connected fitness cost of revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was driven by a $2.3 million decrease in freight, fulfillment and shipping expenses and a $1.3 million decrease in product costs, as the result of an approximate 70% decrease in the number of bikes delivered, and lower inventory reserve adjustments of $2.0 million. The decrease in connected fitness gross margin for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily as a result of fixed expenses on lower connected fitness revenue and due to the decrease in the average sales price for a bike.

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$24,338	$31,303	$(6,965)	(22%)
Nutrition and other	41,905	58,241	(16,336)	(28%)
Connected fitness	6,328	16,221	(9,893)	(61%)
Total cost of revenue	$72,571	$105,765	$(33,194)	(31%)

Gross profit
Digital	$95,939	$98,684	$(2,745)	(3%)
Nutrition and other	63,708	80,507	(16,799)	(21%)
Connected fitness	(1,989)	(5,107)	3,118	61%
Total gross profit	$157,658	$174,084	$(16,426)	(9%)

Gross margin
Digital	79.8%	75.9%
Nutrition and other	60.3%	58.0%
Connected fitness	(45.8%)	(46.0%)
Total gross margin	68.5%	62.2%

The decrease in digital cost of revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was due to a $3.0 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, a $2.4 million decrease in digital content amortization as a result of lower production spend and a $1.4 million decrease in digital content revisions. The increase in digital gross margin for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily as a result of the decrease in depreciation expense and digital content amortization.

The decrease in nutrition and other cost of revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to a $5.0 million decrease in product costs and a $3.1 million decrease in fulfillment and shipping expenses related to the decrease in nutrition and other revenue, a $2.9 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, a $1.7 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue and lower inventory adjustments of $1.6 million. Nutrition and other gross margin increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily as a result of the decrease in depreciation expense.

The decrease in connected fitness cost of revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was driven by a $4.2 million decrease in product costs and a $2.3 million decrease in freight, fulfillment, and shipping expenses, as the result of an approximate 50% decrease in the number of bikes delivered, and lower inventory adjustments of $2.5 million. The connected fitness negative gross margin for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was flat.

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

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$56,308	$76,492	$(20,184)	(26%)
As a percentage of total revenue	51.1%	56.7%

The decrease in selling and marketing expense for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to an $11.5 million decrease in Partner compensation as a result of the decrease in the number of Partners, lower commissionable revenue and a decrease in the commission rate paid to Partners that started at the beginning of January 2024, a $5.6 million decrease in event expenses due primarily to a decrease in the number of, length of and attendance at events, a $1.2 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year and a $1.1 million decrease in the amortization of intangible assets due to the impairment of the remaining intangible asset balance in the fourth quarter of 2023.

Selling and marketing expense as a percentage of total revenue decreased by 560 basis points ("bps") primarily due to the decrease in Partner compensation and event expenses.

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$115,569	$153,068	$(37,499)	(25%)
As a percentage of total revenue	50.2%	54.7%

The decrease in selling and marketing expense for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to a $22.8 million decrease in Partner compensation as a result of the decrease in the number of Partners, lower commissionable revenue and a decrease in the commission rate paid to Partners that started at the beginning of January 2024, an $8.3 million decrease in event expenses due primarily to a decrease in the number of, length of and attendance at events, a $2.7 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year and a $2.3 million decrease in the amortization of intangible assets due to the impairment of the remaining intangible asset balance in the fourth quarter of 2023.

Selling and marketing expense as a percentage of total revenue decreased by 450 bps primarily due to the decrease in Partner compensation and event expenses.

Enterprise Technology and Development

Enterprise technology and development expenses includes maintenance and enhancements of the Company’s enterprise resource planning system, which is the core of our accounting, procurement, supply chain and other business support systems and primarily relate to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. Enterprise technology and development expenses also includes reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, and other non-customer facing applications. Enterprise technology and development expenses include personnel-related expenses for employees and consultants to maintain technology systems and are involved in the research and development of new and existing nutritional products, depreciation of enterprise technology-related assets, software licenses, hosting expenses, and technology equipment leases.

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$17,162	$18,650	$(1,488)	(8%)
As a percentage of total revenue	15.6%	13.8%

The decrease in enterprise technology and development expenses for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to a $1.2 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets.

Enterprise technology and development expense as a percentage of total revenue increased by 180 bps due to the decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$34,879	$37,746	$(2,867)	(8%)
As a percentage of total revenue	15.1%	13.5%

The decrease in enterprise technology and development expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to a $2.4 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets.

Enterprise technology and development expense as a percentage of total revenue increased by 160 bps due to the decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

General and Administrative

General and administrative expenses includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expenses also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

General and administrative	$12,388	$11,887	$501	4%
As a percentage of total revenue	11.2%	8.8%

The slight increase in general and administrative expenses for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to the modification of certain stock awards for employees who were terminated in the prior year period which reduced general and administrative expenses by $0.4 million in the three months ended June 30, 2023.

General and administrative expenses as a percentage of total revenue increased by 240 bps due to the increase in general and administrative expenses and the decrease in revenue.

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

General and administrative	$25,871	$29,603	$(3,732)	(13%)
As a percentage of total revenue	11.2%	10.6%

The decrease in general and administrative expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to a $2.3 million decrease in professional and accounting fees due to a management focus on decreasing spending, a $1.4 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period and a $0.8 million gain on the sale of the Van Nuys facility which was recorded as a reduction of general and administrative expenses in the three months ended March 31, 2024.

General and administrative expense as a percentage of total revenue increased by 60 bps due to the decrease in revenue at a faster pace than the reduction in general and administrative expenses.

Restructuring

In 2024, restructuring charges primarily relate to the Company's key initiatives. Restructuring charges in 2023 relate to activities focused on aligning our operations with our key growth priorities, including a reduction in headcount. The charges incurred primarily consist of employee termination costs.

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Restructuring	$—	$(107)	$107	(100%)

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Restructuring	$1,644	$5,280	$(3,636)	(69%)

Other Income (Expense)

The change in fair value of warrant liabilities consists of the fair value changes of the public, private placement, Term Loan And Common Stock warrants. Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt discount and issuance costs for our Term Loan (as defined below). Other income, net, consists of interest income earned on investments and gains (losses) on foreign currency.

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Loss on partial debt extinguishment	$(719)	$—	$(719)	NM
Change in fair value of warrant liabilities	647	375	272	NM
Interest expense	(1,652)	(2,368)	716	(30%)
Other income, net	408	411	(3)	(1%)

The loss on partial debt extinguishment for the three months ended June 30, 2024 was due to the partial prepayment of $4.0 million on the Term Loan as of April 5, 2024. The change in fair value of warrant liabilities during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily resulted from the decline in our stock price during the current quarter and an increase in the number of outstanding warrants due to the Common Stock Warrants that were issued in December 2023. The decrease in interest expense was primarily due to principal prepayments of $25.5 million on the outstanding Term Loan balance from June 30, 2023 to June 30, 2024.

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Loss on partial debt extinguishment	$(1,928)	$—	$(1,928)	NM
Change in fair value of warrant liabilities	(77)	432	(509)	NM
Interest expense	(3,527)	(4,699)	1,172	(25%)
Other income, net	885	980	(95)	(10%)

The loss on partial debt extinguishment for the six months ended June 30, 2024 was due to the partial prepayments of $10.5 million on the Term Loan that occurred in the six months ended June 30, 2024. The change in fair value of warrant liabilities during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily resulted from a slight increase in our stock price during the current period as compared to a decrease in our stock price in the prior year period. The decrease in interest expense was primarily due to principal prepayments of $25.5 million on the outstanding Term Loan balance from June 30, 2023 to June 30, 2024. The decrease in other income was primarily due to lower interest income as a result of lower average cash balances for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Income Tax (Provision) Benefit

Income tax (provision) benefit consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Income tax (provision) benefit	$(67)	$12	$(79)	NM

The income tax provision increase for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily driven by changes in our valuation allowance and an increase in the net expense from discrete events.

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(129)	$(36)	$(93)	NM

The income tax provision increase for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily driven by changes in our valuation allowance and an increase in the net expense from discrete events.

Liquidity and Capital Resources

	Six months ended June 30,
	2024	2023
	(in thousands)

Net cash provided by (used in) operating activities	$8,209	$(14,367)
Net cash provided by (used in) investing activities	2,655	(5,030)
Net cash used in financing activities	(11,504)	(2,400)

As of June 30, 2024, we had cash and cash equivalents totaling $32.3 million.

Net cash provided by (used in) operating activities was $8.2 million and $(14.4) million for the six months ended June 30, 2024 and 2023, respectively. The increase in net cash provided by operating activities during the six months ended June 30, 2024, compared to the prior year period, was primarily due to a decrease in net loss of $29.9 million, an increase in cash provided by other assets of $18.1 million and a decrease in cash used for accrued expenses of $8.8 million partially offset by a decrease in cash provided by deferred revenue of $13.0 million, a decrease in depreciation and amortization expense of $10.8 million and a decrease in provision for inventory and inventory purchase commitments of $4.1 million.

Net cash provided by (used in) investing activities was $2.7 million and $(5.0) million for the six months ended June 30, 2024 and 2023, respectively. The increase in net cash provided by investing activities was due to proceeds received from the sale of the Van Nuys facility of $5.6 million and a decrease in capital expenditures of $2.1 million due to increased focus by management on capital expenditures, in particular related to technology.

Net cash used in financing activities was $11.5 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively. The increase in net cash used in financing activities was primarily due to debt repayments on our Term Loan in the six months ended June 30, 2024.

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement are guaranteed by the Guarantors, and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors (together with the Borrower, the “Loan Parties”), subject to customary exceptions. On July 24, 2023 the Company and Blue Torch entered into the Second Amendment. In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million. On January 9, 2024, February 29, 2024 and April 5, 2024, the Company made partial prepayments of $1.0 million, $5.5 million and $4.0 million, respectively, on the Term Loan in connection with the Third, Fourth and Fifth Amendments. As of June 30, 2024, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $25.4 million. During the six months ended June 30, 2024, the Term Loan was a secured overnight financing rate ("SOFR") loan, with an effective interest rate of 22.71% and a cash interest rate of 12.75% for the six months ended June 30, 2024.

The Financing Agreement contains financial covenants, customary representations, warranties, covenants and customary events of default. In particular, the Financing Agreement contains a minimum revenue financial covenant of $100.0 million, for each fiscal quarter ending on or prior to December 31, 2024, and $110.0 million for each fiscal quarter thereafter to December 31, 2025. We were in compliance with the financial covenants as of June 30, 2024 and we expect to remain in compliance with the financial covenants based on our current expectation of future results of operations. Unexpected weakness in the demand for our products may interfere with our ability to remain in compliance with the covenants, in particular the quarterly minimum revenue financial covenant for which the cushion in passing is expected to narrow in upcoming quarters. Failure to comply with the financial and other covenants under the Financing

Agreement, would constitute a condition of default and would allow Blue Torch to accelerate the maturity of all indebtedness under the Financing Agreement. If such acceleration were to occur, we would likely have to seek an amendment and/or waiver of the impacted financial covenant or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend the Financing Agreement or raise sufficient capital to repay such obligations in the event the maturity is accelerated. See Note 9, Debt, for additional information on the Term Loan.

As of June 30, 2024, we have $26.2 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the six months ended June 30, 2024 and 2023, approximately 10% of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

In the year ended December 31, 2023, management made a determination to cease entering into any further foreign exchange options at this time, which resulted in a decrease in the notional amount of the Company's outstanding foreign exchange options to zero at June 30, 2024 as all of the foreign exchange options expired prior to March 31, 2024.

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

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $2.2 million increase or decrease in cost of revenue and operating expenses. The higher exposure to changes in foreign currency from previous periods was due to management's decision to cease entering into foreign exchange options at this time.

The aggregate notional amount of foreign exchange derivative instruments at June 30, 2024 and year ended December 31, 2023 was zero and $4.4 million, respectively.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. This matter is pending as of the date of this quarterly report. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

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

On June 14, 2024, Bryan Reilly on behalf of himself and similarly situated current and former stockholders of Forest Road Acquisition Corp., which later became the Beachbody Company, Inc. (“Forest Road”), filed a verified class action complaint (the “Reilly Action”) against the former directors and officers of Forest Road, as well as Forest Road Acquisition Sponsor LLC, Forest Road Company LLC, Zach Tarica, and Jeremy Tarica (together the “Forest Road Sponsor Defendants”) alleging claims for breach of fiduciary duty in connection with the merger among Forest Road, The Beachbody Company, Inc., and Myx in 2021 (the “Merger”). The lawsuit also brought claims against the Company, Kevin Meyer, and The Raine Group LLC (“Raine”) alleging aiding and abetting breach of fiduciary duty, and against the former Forest Road directors and officers, the Forest Road Sponsor Defendants, Raine, and Meyer for unjust enrichment. We also have certain indemnification obligations as to some or all of the former Forest Road directors and Raine as to certain claims.

The Reilly Action generally alleges that the proxy that Forest Road issued prior to the Merger contained numerous material misstatements and omissions that impaired the Forest Road stockholders’ ability to make an informed decision regarding whether to redeem their stock in connection with the Merger. The plaintiff also asserts that the Merger was a conflicted transaction because the Forest Road Sponsor Defendants and the former Forest Road directors were incentivized to close the Merger even if it was a value-decreasing transaction for Forest Road’s public stockholders. As to the Company, Meyer, and Raine, the complaint alleges that these defendants aided and abetted the Forest Road defendants’ disclosure violations. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-k.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

3.1	Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	10-K	3.1	3/11/2024	001-39735
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	11/27/2023	001-39735
3.3	Amended and Restated Bylaws of The Beachbody Company, Inc. .	8-K	3.2	7/1/2021	001-39735
4.1	Form of Second Amended and Restated Warrant.	8-K	10.2	4/8/2024	001-39735
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

The Beachbody Company, Inc.

Date: August 6, 2024	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial Officer)