Form 10-Q
period 2024-09-30
Beachbody Company, Inc.
filed 2024-11-12
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

There were 4,194,596 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of November 5, 2024.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (restricted cash of $0.1 million at September 30, 2024 and December 31, 2023, respectively)	$32,313	$33,409
Restricted short-term investments	4,250	4,250
Inventory	18,008	24,976
Prepaid expenses	5,880	10,715
Other current assets	34,800	45,923
Total current assets	95,251	119,273
Property and equipment, net	24,905	45,055
Content assets, net	14,498	21,359
Goodwill	85,166	85,166
Right-of-use assets, net	2,794	3,063
Other assets	2,851	2,923
Total assets	$225,465	$276,839
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,110	$10,659
Accrued expenses	37,928	42,147
Deferred revenue	88,784	97,169
Current portion of lease liabilities	1,096	1,835
Current portion of Term Loan	11,704	8,068
Other current liabilities	1,995	5,325
Total current liabilities	148,617	165,203
Term Loan	10,019	21,491
Long-term lease liabilities, net	1,848	1,425
Deferred tax liabilities	—	10
Other liabilities	6,606	5,950
Total liabilities	167,090	194,079
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 4,187,168 and 3,978,356 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively;	1	1
Class C: no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	667,300	654,657
Accumulated deficit	(608,960)	(571,876)
Accumulated other comprehensive income (loss)	33	(23)
Total stockholders’ equity	58,375	82,760
Total liabilities and stockholders’ equity	$225,465	$276,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue:
Digital	$53,702	$64,339	$173,979	$194,326
Nutrition and other	47,416	58,981	153,029	197,729
Connected fitness	1,075	4,930	5,414	16,044
Total revenue	102,193	128,250	332,422	408,099
Cost of revenue:
Digital	10,451	16,429	34,789	47,732
Nutrition and other	19,653	26,699	61,558	84,940
Connected fitness	3,278	10,091	9,606	26,312
Total cost of revenue	33,382	53,219	105,953	158,984
Gross profit	68,811	75,031	226,469	249,115
Operating expenses:
Selling and marketing	45,592	69,127	161,161	222,195
Enterprise technology and development	19,382	18,879	54,261	56,625
General and administrative	11,760	14,759	37,631	44,362
Restructuring	5,087	1,270	6,731	6,550
Total operating expenses	81,821	104,035	259,784	329,732
Operating loss	(13,010)	(29,004)	(33,315)	(80,617)
Other income (expense):
Loss on partial debt extinguishment	—	(3,168)	(1,928)	(3,168)
Change in fair value of warrant liabilities	1,410	1,072	1,333	1,504
Interest expense	(1,646)	(2,074)	(5,173)	(6,773)
Other income, net	1,358	571	2,243	1,551
Loss before income taxes	(11,888)	(32,603)	(36,840)	(87,503)
Income tax provision	(115)	(63)	(244)	(99)
Net loss	$(12,003)	$(32,666)	$(37,084)	$(87,602)

Net loss per common share, basic and diluted	$(1.75)	$(5.29)	$(5.45)	$(14.09)
Weighted-average common shares outstanding, basic and diluted	6,841	6,179	6,805	6,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net loss	$(12,003)	$(32,666)	$(37,084)	$(87,602)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	—	31	—	(358)
Reclassification of gains (losses) on derivative financial instruments included in net loss, net of tax	—	157	80	131
Foreign currency translation adjustment	22	(50)	(24)	(5)
Total other comprehensive income (loss)	22	138	56	(232)
Total comprehensive loss	$(11,981)	$(32,528)	$(37,028)	$(87,834)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2022	6,243	$2	$630,738	$(419,235)	$37	$211,542
Net loss	—	—	—	(29,188)	—	(29,188)
Other comprehensive loss	—	—	—	—	(224)	(224)
Equity-based compensation	195	—	9,555	—	—	9,555
Tax withholdings on vesting of restricted stock	(73)	—	(2,128)	—	—	(2,128)
Balances at March 31, 2023	6,365	$2	$638,165	$(448,423)	$(187)	$189,557
Net loss	—	—	—	(25,748)	—	(25,748)
Other comprehensive loss	—	—	—	—	(146)	(146)
Equity-based compensation	27	—	3,161	—	—	3,161
Forfeiture of shares per the Forfeiture Agreement	(160)	—	—	—	—	—
Issuance of shares due to Employee Stock Purchase Plan	20	—	384	—	—	384
Tax withholdings on vesting of restricted stock	—	—	(31)	—	—	(31)
Balances at June 30, 2023	6,252	$2	$641,679	$(474,171)	$(333)	$167,177
Net loss	—	—	—	(32,666)	—	(32,666)
Other comprehensive income	—	—	—	—	138	138
Equity-based compensation	3	—	6,436	—	—	6,436
Tax withholdings on vesting of restricted stock	(1)	—	(14)	—	—	(14)
Balances at September 30, 2023	6,254	$2	$648,101	$(506,837)	$(195)	$141,071
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2023	6,707	$2	$654,657	$(571,876)	$(23)	$82,760
Net loss	—	—	—	(14,216)	—	(14,216)
Other comprehensive income	—	—	—	—	38	38
Equity-based compensation	61	—	4,365	—	—	4,365
Tax withholdings on vesting of restricted stock	(24)	—	(206)	—	—	(206)
Pre-funded warrants exercised	123	—	—	—	—	—
Balances at March 31, 2024	6,867	$2	$658,816	$(586,092)	$15	$72,741
Net loss	—	—	—	(10,865)	—	(10,865)
Other comprehensive loss	—	—	—	—	(4)	(4)
Equity-based compensation	24	—	4,739	—	—	4,739
Issuance of shares due to Employee Stock Purchase Plan	24	—	165	—	—	165
Tax withholdings on vesting of restricted stock	—	—	(17)	—	—	(17)
Balances at June 30, 2024	6,915	$2	$663,703	$(596,957)	$11	$66,759
Net loss	—	—	—	(12,003)	—	(12,003)
Other comprehensive income	—	—	—	—	22	22
Equity-based compensation	2	—	3,591	—	—	3,591
Tax withholdings on vesting of restricted stock	(1)	—	6	—	—	6
Balances at September 30, 2024	6,916	$2	$667,300	$(608,960)	$33	$58,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(37,084)	$(87,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	18,756	31,395
Amortization of content assets	12,525	16,487
Provision for inventory and inventory purchase commitments	2,748	9,370
Realized (gains) losses on hedging derivative financial instruments	64	131
Change in fair value of warrant liabilities	(1,333)	(1,504)
Equity-based compensation	12,695	19,152
Deferred income taxes	2	(166)
Amortization of debt issuance costs	1,751	1,288
Paid-in-kind interest expense	633	1,042
Loss on partial debt extinguishment	1,928	2,418
Change in lease assets	269	—
Gain on sale of property and equipment	(784)	—
Changes in operating assets and liabilities:
Inventory	4,162	11,884
Content assets	(5,664)	(8,201)
Prepaid expenses	4,835	4,302
Other assets	11,212	(4,531)
Accounts payable	(3,319)	(1,471)
Accrued expenses	(3,824)	(15,809)
Deferred revenue	(6,290)	6,995
Other liabilities	(3,991)	237
Net cash provided by (used in) operating activities	9,291	(14,583)
Cash flows from investing activities:
Purchase of property and equipment	(3,974)	(5,499)
Investment in restricted short-term investments	—	(4,250)
Proceeds from sale of property and equipment	5,600	—
Net cash provided by (used in) investing activities	1,626	(9,749)
Cash flows from financing activities:
Debt repayments	(11,758)	(15,938)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	165	384
Tax withholding payments for vesting of restricted stock	(217)	(2,173)
Net cash used in financing activities	(11,810)	(17,727)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(203)	159
Net decrease in cash, cash equivalents, and restricted cash	(1,096)	(41,900)
Cash, cash equivalents and restricted cash, beginning of period	33,409	80,091
Cash, cash equivalents, and restricted cash, end of period	$32,313	$38,191
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,758	$4,177
Cash paid (received) during the period for income taxes, net	225	(10)
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$265	$267
Supplemental disclosure of noncash financing activities:
Change in fair value of Term Loan warrants due to amended exercise price	$141	$802
Paid-in-kind fee recorded as incremental debt issuance cost	566	488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“BODi” or the “Company”) is a leading fitness and nutrition company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription and/or digital program purchases on the BODi digital platform, accessible through a web browser, iOS devices, Android Devices and Roku. During the three months ended March 31, 2023, the Company launched an improved BODi experience and began migrating all BOD-only members to BODi on their renewal dates. BODi offers nutritional products such as Shakeology nutrition shakes, Beachbody Performance supplements and BEACHBAR snack bars, which have been designed and clinically tested to help customers achieve their goals. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”), social media marketing channels, and direct response advertising. On September 30, 2024, the Company announced strategic initiatives to transition its network business from a Multi-Level Marketing ("MLM") model to a single level affiliate model (the "Pivot"). See Note 12, Restructuring, for more information on the Pivot.

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

Summary of Changes in Significant Accounting Estimates

Goodwill and Long-Lived Assets, Net

Interim Impairment Test

Goodwill represents the excess of the fair value of the consideration transferred in a business combination over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually as of December 31 and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or indicate that it is more likely than not that the indefinite-lived asset is impaired. As of September 30, 2024, the Company has no indefinite-lived intangible assets.

Due to the sustained decline in the Company’s market capitalization in the three and nine months ended September 30, 2024 and the impact of the Pivot, which was approved by the Board of Directors (the “Board”) of the Company in late September 2024, the Company performed an interim test for impairment of its goodwill as of September 30, 2024. In performing the interim impairment test for goodwill, the Company elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of its RU to its estimated fair value. The Company previously tested its RU for impairment as of December 31, 2023. The results of the Company’s interim test for impairment at September 30, 2024 concluded that the fair value of its RU exceeded its carrying value, resulting in no impairment.

Long-Lived Assets

Management reviews long-lived assets (including property and equipment, content assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by comparing their carrying value to the forecasted undiscounted cash flows associated with the assets. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value. The Company performed a test for recoverability as of September 30, 2024 and concluded that the carrying value of its long-lived assets were recoverable.

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

2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended September 30,
	2024	2023

Geographic region:
United States	$92,317	$114,736
Rest of world[1]	9,876	13,514
Total revenue	$102,193	$128,250

	Nine months ended September 30,
	2024	2023

Geographic region:
United States	$298,490	$366,680
Rest of world[1]	33,932	41,419
Total revenue	$332,422	$408,099

(1) Consists of Canada, United Kingdom, and France. Other than the United States, no single country accounted for more than 10% of total revenue during the three and nine months ended September 30, 2024 and 2023.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 96% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the three and nine months ended September 30, 2024, the Company recognized $13.5 million and $88.9 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2023. During the three and nine months ended September 30, 2023, the Company recognized $13.0 million and $90.9 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2022.

3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Public Warrants	$—	$—	$—
Private Placement Warrants	—	—	—
Term Loan Warrants	—	—	315
Common Stock Warrants	—	—	1,618
Total liabilities	$—	$—	$1,933

	December 31, 2023
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Public Warrants	$—	$—	$17
Private Placement Warrants	—	—	9
Term Loan Warrants	—	—	392
Common Stock Warrants	—	—	2,707
Total liabilities	$—	$—	$3,125

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. Restricted short-term investments of $4.3 million at September 30, 2024 consist of a one-year certificate of deposit (“CD”) that matures on July 26, 2025 with an interest rate of 4.4%. The Company’s Private Placement Warrants (as defined below), Term Loan Warrants (as defined below) and Common Stock Warrants (as defined below), and the Company's Public Warrants (as defined below) after they ceased trading on an active market, are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Risk-free rate	3.7%	4.1%
Dividend yield rate	—	—
Volatility	93.2%	97.6%
Contractual term (in years)	1.73	2.48
Exercise price	$575.00	$575.00

The following table presents changes in the fair value of the Private Placement Warrants for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$2	$53	$9	$107
Change in fair value	(2)	(47)	(9)	(101)
Balance, end of period	$—	$6	$—	$6

For the three and nine months ended September 30, 2024 and 2023, the change in the fair value of the Private Placement Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Public Warrants

The Company determined the fair value of the outstanding warrants for the purchase of 200,000 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the "Public Warrants"), which traded in active markets until November 24, 2023, based on quoted market prices during the period it was traded in active markets. The Company determined the fair value of the Public Warrants after November 24, 2023 using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived from the Company's historical volatility. The expected life was based on the remaining contractual term of the Public Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Public Warrants expected life. The significant unobservable input used in the fair value measurement of the Public Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively. The following table presents significant assumptions utilized in the valuation of the Public Warrants on September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Risk-free rate	3.7%	4.1%
Dividend yield rate	—	—
Volatility	93.2%	97.6%
Contractual term (in years)	1.73	2.48
Exercise price	$575.00	$575.00

The following table presents changes in the fair value of the Public Warrants for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$4	$461	$17	$415
Change in fair value	(4)	(271)	(17)	(225)
Balance, end of period	$—	$190	$—	$190

For the three and nine months ended September 30, 2024 the change in the fair value of the Public Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. For the three and nine months ended September 30, 2023, the change in the fair value of the Public Warrants resulted from the change in the price of the Public Warrants as traded on an active market. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Risk-free rate	3.6%	3.8%
Dividend yield rate	—	—
Volatility	80.1%	74.5%
Contractual term (in years)	4.85	5.60
Exercise price	$9.16	$20.50

The following table presents changes in the fair value of the Term Loan Warrants for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$537	$802	$392	$1,226
Amended in connection with Second Amendment	—	802	—	802
Amended in connection with Fifth Amendment	—	—	141	—
Change in fair value	(222)	(755)	(218)	(1,179)
Balance, end of period	$315	$849	$315	$849

For the three and nine months ended September 30, 2024, the change in the balance of the Term Loan Warrants was due to the Warrant Second Amendment (as defined below) of the Term Loan Warrants, which reduced the exercise price from $20.50 per share to $9.16 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.1 million as of the Fifth Amendment Effective Date (as defined below) and the change in the fair value of the Term Loan Warrants resulting from the change in price of the Company’s Class A common stock, the remaining contractual term and the risk-free rate. For the three and nine months ended September 30, 2023, the change in the balance of the Term Loan Warrants was due to the amendment of the Term Loan Warrants, which reduced the exercise price from $92.50 per share to $20.50 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.8 million as of the Second Amendment Effective Date (as defined below) and the change in the fair value of the Term Loan Warrants resulting from the change in price of the Company’s Class A common stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Risk-free rate	3.6%	3.8%
Dividend yield rate	—	—
Volatility	81.1%	75.2%
Contractual term (in years)	4.70	5.44
Exercise price	$11.24	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the three and nine months ended September 30, 2024 (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2024	2024
Balance, beginning of year	$2,801	$2,707
Change in fair value	(1,183)	(1,089)
Balance, end of period	$1,618	$1,618

For the three and nine months ended September 30, 2024, the change in the fair value of the Common Stock Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

4. Inventory

Inventory, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023

Raw materials and work in process	$10,817	$10,354
Finished goods	7,191	14,622
Total inventory	$18,008	$24,976

In the three months ended September 30, 2024, management determined that it would no longer sell connected fitness inventory after December 31, 2024. Based on this decision, the Company recorded $1.2 million in adjustments in the three and nine months ended

September 30, 2024 to reduce connected fitness inventory to net realizable value. In addition, the Company recorded $0.2 million in adjustments in the three and nine months ended September 30, 2024 to reduce nutrition and other inventory impacted by the Pivot.

Including the adjustments for the connected fitness inventory ($1.2 million) and the adjustments for nutrition and other inventory ($0.2 million) due to the impact of the Pivot, total adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $1.7 million and $2.8 million during the three and nine months ended September 30, 2024, respectively, and $4.3 million and $9.4 million during the three and nine months ended September 30, 2023, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue. The Company recorded $0.5 million and $0.3 million of these adjustments in nutrition and other cost of revenue for the three and nine months ended September 30, 2024, respectively, and $0.9 million and $2.3 million during the three and nine months ended September 30, 2023, respectively. The Company also recorded $1.2 million and $2.5 million of these adjustments in connected fitness cost of revenue for the three and nine months ended September 30, 2024 respectively, and $3.4 million and $7.1 million during the three and nine months ended September 30, 2023, respectively.

5. Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Deferred Partner costs	$29,561	$36,169
Deposits	1,794	6,788
Accounts receivable, net	1,689	1,270
Other	1,756	1,696
Total other current assets	$34,800	$45,923

6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023

Computer software and web development	$229,855	$229,527
Computer equipment	16,973	23,738
Buildings	—	5,158
Leasehold improvements	4,600	4,600
Furniture, fixtures and equipment	1,166	1,166
Computer software and web development projects in-process	118	2,157
Property and equipment, gross	252,712	266,346
Less: Accumulated depreciation	(227,807)	(221,291)
Total property and equipment, net	$24,905	$45,055

On September 30, 2024, the Company announced the Pivot, which resulted in certain computer software and web development and computer equipment with a net book value of approximately $12.7 million that will no longer be used by the Company after December 31, 2024. The impact of the Pivot related to these long-lived assets was considered by management to be a triggering event that caused the Company to perform a recoverability test for its long-lived assets as of September 30, 2024. See Note 1, Description of Business and Summary of Significant Accounting Policies, for additional information on the Company's recoverability test for its long-lived assets.

The Company decreased the average remaining useful lives for the long-lived assets that were impacted by the Pivot from 25 months prior to the Pivot to 3 months after the Pivot. This resulted in accelerated depreciation expense for these assets being recorded in the three and nine months ended September 30, 2024 of $2.9 million and is expected to result in accelerated depreciation expense of $8.1 million being recorded in the quarter ending December 31, 2024.

On February 29, 2024, the Company sold its Van Nuys production facility which had a net carrying value of $4.8 million for $6.2 million. The Company recognized a gain on the sale of the facility of $0.8 million, which is recorded as a reduction in general and administrative expenses for the nine months ended September 30, 2024. Simultaneous with the sale, the Company entered into a five year lease of the facility at an annual base rate of $0.3 million per year which increases by 3% annually. The Company recorded at the inception of the lease a right-of-use asset and lease liability of $1.3 million using a discount rate of 12.5% and classified this lease as an operating lease.

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations, including the accelerated depreciation of $2.9 million related to the Pivot in the three and nine months ended September 30, 2024 as noted above, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Cost of revenue	$2,101	$4,582	$6,384	$14,791
Enterprise technology and development	5,866	3,902	12,372	12,768
General and administrative	—	1	—	2
Total depreciation	$7,967	$8,485	$18,756	$27,561

7. Accrued Expenses

Accrued expenses consist of the followings (in thousands):

	September 30, 2024	December 31, 2023
Employee compensation and benefits (1)	$14,004	$4,334
Partner costs	8,867	13,971
Sales and other taxes	3,459	3,963
Inventory, shipping and fulfillment	2,857	6,869
Information technology	2,161	3,176
Outside professional services	1,988	2,927
Advertising	847	872
Other accrued expenses	3,745	6,035
Total accrued expenses	$37,928	$42,147

(1) Accrued employee compensation and benefits include accruals for termination and retention benefits of $5.3 million and approximately zero at September 30, 2024 and December 31, 2023, respectively. See Note 12, Restructuring., for additional information on the restructuring expenses and accruals.

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $5.1 million and $22.4 million for the three and nine months ended September 30, 2024, respectively, and $8.9 million and $26.0 million for the three and nine months ended September 30, 2023, respectively.

On September 29, 2023, the Company entered into a financing agreement with IPFS Corporation of California ("IPFS") to finance certain of its annual insurance premiums. The Company financed $2.5 million, which will be paid over a ten month period with the first payment due on November 1, 2023. The financing has an interest rate of 8.83% and IPFS has a security interest in the underlying policies that have been financed. The zero and $1.8 million outstanding as of September 30, 2024 and December 31, 2023, respectively, is recorded in other current liabilities in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

On October 6, 2023, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain of its annual insurance premiums. The Company financed $2.0 million, which will be paid over a nine month period with the first payment due on November 1, 2023. The financing has an interest rate of 8.75% and FIF has a security interest in the underlying policies that have been financed. The zero and $1.4 million outstanding as of September 30, 2024 and December 31, 2023, respectively, is recorded in other current liabilities in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. During the three and nine months ended September 30, 2024 and 2023, there were no losses on inventory purchase commitments. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding September 30, 2024 are as follows (in thousands):

Three months ending December 31, 2024	$9,979
Year ending December 31, 2025	4,968
Year ending December 31, 2026	693
Year ending December 31, 2027	100
Year ending December 31, 2028	75
$15,815

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the nine months ended September 30, 2024 the Company paid $2.9 million of royalty payments exclusive of guaranteed payments.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2029. These lease obligations will require payments of approximately $0.4 million during the three months ending December 31, 2024, $1.0 million for the year ending December 31, 2025 and $2.0 million in total thereafter through 2029.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 13 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. All arbitration proceedings have been stayed pending the outcome of the mediation and follow-up discussions. This matter is pending as of the date of this quarterly report. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

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

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately 6,239 additional subscribers of BODi and intends to file similar demands for each person. the plaintiffs are seeking monetary damages as well as injunctive and equitable relief. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

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

9. Debt

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement which was subsequently amended (collectively with any amendments thereto, the “Financing Agreement”). The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. In addition, the Financing Agreement permits the Company to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. Borrowings under the Term Loan are unconditionally guaranteed by the Guarantors, and all present and future material U.S. and Canadian subsidiaries of the Company. Such security interest consists of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.2 million of third-party debt issuance costs which are recorded in the unaudited condensed consolidated balance sheets as a reduction of long-term debt as of September 30, 2024 and December 31, 2023 and are being amortized over the term of the Term Loan using the effective-interest method.

The Term Loan borrowings may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR Rate”) loans. Reference Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greater of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the SOFR Rate (based upon an interest period of one month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR Rate (based upon an interest period of three months). The SOFR Rate is subject to a floor of 1.00%. In addition, the Term Loan borrowings bear additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan was a SOFR Rate loan, with an effective interest rate of 23.35% and a cash interest rate of 12.77% for the nine months ended September 30, 2024. The Company recorded $1.6 million and $5.0 million of interest related to the Term Loan during the three and nine months ended September 30, 2024, respectively.

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

On April 5, 2024 (the "Fifth Amendment Effective Date") the Company and Blue Torch entered into Amendment No. 5 to the Financing Agreement (the "Fifth Amendment") which amended the Company's existing Financing Agreement. The Fifth Amendment, among other things, amended certain terms of the Financing Agreement including, but not limited to 1) amending the minimum revenue financial covenant to adjust the minimum revenue levels to (a) $100.0 million, for each fiscal quarter ending on or prior to December 31, 2024 and (b) $110.0 million for each fiscal quarter thereafter and or prior to December 31, 2025 and (2) amending the minimum liquidity financial covenant to adjust the minimum liquidity level to $18.0 million at all times from the Fifth Amendment Effective Date through the maturity of the Term Loan. The Company was in compliance with these covenants as of September 30, 2024.

In connection with the Fifth Amendment, on the Fifth Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $4.0 million along with the related prepayment premium of 3% ($0.1 million) and accrued interest. The Company also incurred a 2% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.6 million) which is recorded as incremental third party debt issuance costs and is being amortized over the amended term of the Term Loan using the effective-interest method. The partial prepayment of $4.0 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Fifth Amendment Effective Date ($0.6 million) which in addition to the prepayment premium ($0.1 million) was recorded as a loss on partial debt extinguishment of $0.7 million in the three months ended June 30, 2024. As of September 30, 2024, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $25.3 million.

On October 18, 2024, (the “Sixth Amendment Effective Date”), the Company and Blue Torch entered into Amendment No. 6 to the Financing Agreement (the “Sixth Amendment”), which among other things, (1) removed the minimum revenue financial covenant, (2) amended the minimum liquidity financial covenant, (3) included a minimum consolidated EBITDA (as defined in the Financing Agreement) financial covenant, (4) increased the quarterly principal payments on the Term Loan over the remaining quarterly periods, payable in monthly installments, until the maturity of the Term Loan, and (5) modified certain financial definitions, reporting covenants and other covenants thereunder. See Note 15, Subsequent Events, for additional information on the Sixth Amendment, including amendments to the financial covenants.

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

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share (the "Term Loan Warrants"). The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants and Note 15, Subsequent Events, for information on amendments to the Term Loan Warrants. The Term Loan Warrants were recorded in the unaudited condensed consolidated balance sheets as warrant liabilities. The initial fair value of the Term Loan Warrants, of $5.2 million, is being amortized as a debt discount over the term of the Term Loan using the effective-interest method. In connection with the Second Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant First Amendment"). The amendment of the Term Loan Warrants amended the exercise price of the Term Loan Warrants from $92.50 per share to $20.50 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Second Amendment Effective Date by $0.8 million and was recorded as of the Second Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount is being amortized over the amended term of the Term Loan using the effective-interest method. In connection with the Equity Offering (as defined below), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock. In connection with the Fifth Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant Second Amendment"). The Warrant Second Amendment amended the exercise price of the Term Loan Warrants from $20.50 per share to $9.16 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Fifth Amendment Effective Date by $0.1 million and was recorded as of the Fifth Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount is being amortized over the amended term of the Term Loan using the effective interest method.

In connection with the Sixth Amendment, the Company also amended and restated the Term Loan Warrants for the purchase of 97,482 shares of the Company’s Class A common stock. The amendment of the Term Loan Warrants amends the exercise price from $9.16 per share to $6.26 per share.

The aggregate amounts of payments due for the periods succeeding September 30, 2024 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Three months ending December 31, 2024	$3,829
Year ending December 31, 2025	9,500
Year ending December 31, 2026	11,834
Total debt	25,163
Less current portion	(11,704)
Less unamortized debt discount and debt issuance costs	(3,553)
Add capitalized paid-in-kind interest	113
Total long-term debt	$10,019

The payments in the three months ended December 31, 2024 include partial prepayments of $3.2 million which were paid on October 18, 2024 as part of the Sixth Amendment, see Note 15, Subsequent Events, for more information on the amendment of the Term Loan.

Principal payments on the Term Loan are $1.3 million from the Effective Date to September 30, 2024, payable on a quarterly basis and thereafter, are $2.5 million per year, payable on a quarterly basis, with the remaining principal amount due on the maturity date of the Term Loan.

Quarterly principal payments on the Term Loan were amended with the Sixth Amendment, payable in monthly installments, and were increased by (a) $3.0 million for the three months ended March 31, 2025, (b) $2.0 million for the three months ended June 30, 2025, (c) $1.0 million for the three months ended September 30, 2025 and (d) $1.0 million for the three months ended December 31, 2025. Quarterly principal payments on the Term Loan, after reflecting the changes in quarterly principal payments due to the Sixth Amendment, are as follows (in thousands):

Three months ended December 31, 2024(1) $ 625

Three months ended March 31, 2024 ($1.0 million due monthly) 3,625

Three months ended June 30, 2025 ($0.7 million due monthly) 2,625

Three months ended September 30, 2025 ($0.3 million due monthly) 1,625

Three month ended December 31, 2025 ($0.3 million due monthly) 1,625

(1) Excludes $3.2 million of Term Loan prepayments that the Company made on October 18, 2024.

See Note 15, Subsequent Events, for more information on the amendments of the Term Loan.

At September 30, 2024 and December 31, 2023, the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which is collateralized by $0.1 million of cash. This letter of credit expires on December 6, 2024 and is automatically extended for one-year terms unless notice of non-renewal is provided 60 days prior to the end of the applicable term. At September 30, 2024 and December 31, 2023, the cash collateralizing this letter of credit is classified as current restricted cash in our unaudited condensed consolidated balance sheet.

10. Stockholders’ Equity

As of September 30, 2024, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock and 100,000,000 shares are designated as preferred stock.

Holders of each share of each class of Common Stock are entitled to dividends when, as, and if declared by the Company’s Board, subject to the rights and preferences of any holders of Preferred Stock outstanding at the time. As of September 30, 2024, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended September 30, 2024 and 2023 (in thousands):

Total[1]

Balances at June 30, 2023	$(333)
Other comprehensive loss before reclassifications	(57)
Amounts reclassified from accumulated other comprehensive income	157
Tax effect	38
Balances at September 30, 2023	$(195)

Balances at June 30, 2024	$11
Other comprehensive loss before reclassifications	22
Amounts reclassified from accumulated other comprehensive income (loss)	—
Tax effect	—
Balances at September 30, 2024	$33

1Total denotes unrealized gain (loss) on derivatives and foreign currency translation adjustments.

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the nine months ended September 30, 2024 and 2023 (in thousands):

Total[1]

Balances at December 31, 2022	$37
Other comprehensive loss before reclassifications	(319)
Amounts reclassified from accumulated other comprehensive loss	131
Tax effect	(44)
Balances at September 30, 2023	$(195)

Balances at December 31, 2023	$(23)
Other comprehensive loss before reclassifications	(24)
Amounts reclassified from accumulated other comprehensive income	64
Tax effect	16
Balances at September 30, 2024	$33

1Total denotes unrealized gain (loss) on derivatives and foreign currency translation adjustments.

11. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Time Vested Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	839,479	$32.53	7.25	$—
Forfeited	(58,062)	18.58
Expired	(40,053)	17.35
Outstanding at September 30, 2024	741,364	$34.44	6.64	$—
Exercisable at September 30, 2024	436,259	$38.30	5.65	$—

	Performance Vested Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	318,440	$22.02	9.45	$—
Outstanding at September 30, 2024	318,440	$22.02	8.70	$—
Exercisable at September 30, 2024	—	$—	—	$—

A summary of restricted stock unit ("RSU") activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2023	301,881	$31.97
Granted	260,321	7.77
Vested	(87,172)	29.12
Forfeited	(89,196)	19.24
Outstanding at September 30, 2024	385,834	$15.64

The fair value of RSUs vested during the three and nine months ended September 30, 2024 was approximately zero and $2.5 million, respectively. $0.1 million and $7.7 million was the fair value of RSUs vested during the three and nine months ended September 30, 2023, respectively.

On January 1, 2024, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 335,295 pursuant to the terms of the 2021 Plan. On June 4, 2024, the number of shares available for issuance under the 2021 Plan increased by 350,000 pursuant to an amendment to the 2021 Plan, which was approved by the Company’s stockholders at the Company’s annual stockholder meeting. As of September 30, 2024, 850,694 shares of Class A common stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $0.2 million during the nine months ended September 30, 2024, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

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

Effective as of June 15, 2023, the Company appointed Mark Goldston as Executive Chairman, replacing the service of Mr. Daikeler in his capacity as Chairman of the Board. Mr. Daikeler continues to serve as the Company’s CEO and as a director. In connection with the employment offer letter to Mr. Goldston, he was granted a stock option under the Inducement Plan, covering an aggregate of 477,661 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Option”). Of this amount, 159,221 shares subject to the Option will vest based on continued service (the “Time-Vesting Options”) and 318,440 shares will vest based on the attainment of applicable performance goals and continued service (the “Performance-Vesting Options”). The Time-Vesting Options will vest and become exercisable with respect to 25% of the Time-Vesting Options subject to the Option on each of the first four anniversaries of June 15, 2023. The Performance-Vesting Options will vest and become exercisable based on both (1) the achievement of pre-determined price per share goals and (2) Mr. Goldston’s service through the applicable vesting date. Any earned Performance-Vesting Options will vest and become exercisable as of the later of (1) June 15, 2024, and (2) the date on which the applicable price per share goal is achieved. The weighted average exercise price of the Performance-Vesting Options was $22.02 per option and none of the Performance-Vesting Options were exercisable as of September 30, 2024.

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

On January 1, 2024, the number of shares available for issuance under the ESPP increased by 67,059 pursuant to the terms of the ESPP. As of September 30, 2024, 180,742 shares of Class A common stock were available for issuance under the ESPP.

During the nine months ended September 30, 2024, 24,293 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $6.80 per share.

Equity-Based Compensation Expense

Equity-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Cost of revenue	$274	$795	$1,005	$2,551
Selling and marketing	1,562	2,689	4,955	7,846
Enterprise technology and development	233	394	717	1,097
General and administrative	1,522	2,558	6,018	7,658
Total equity-based compensation	$3,591	$6,436	$12,695	$19,152

In connection with the restructuring activities that took place during the three and nine months ended September 30, 2024 and 2023, the Company modified certain stock awards of terminated employees (approximately 150 employees in the three month period ended September 30, 2024, approximately 40 employees in the three month period ended March 31, 2024, approximately 25 employees in the three month period ended September 30, 2023 and approximately 100 employees in the three month period ended March 31, 2023). On September 30, 2024 the Company announced the Pivot which will result in the reduction of approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024 and the modification of certain stock awards for certain terminated employees. See Note 12, Restructuring, for additional information on the restructuring activities. The modifications for the Pivot included accelerating the vesting of any options that would have vested within six months of the employee's termination date, and all vested options will be available for exercise for a total of six months after the employee's termination date (that is, three months in addition to the standard three months per original agreement). The modification for the other restructuring activities in the three and nine months ended September 30, 2024 and 2023 included accelerating the vesting of any options that would have vested within three months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees’ termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized $0.3 million and $0.8 million reduction to equity-based compensation expense in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively, and approximately zero and $1.0 million for the three and nine months ended September 30, 2023, respectively.

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

12. Restructuring

On September 30, 2024, the Company announced the Pivot which will convert the Company’s MLM model to a single level affiliate model and will reduce the Company's headcount by approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024. The actions associated with the Pivot are expected to result in approximately $18.4 million in costs, with approximately $9.2 million recorded in the Company's unaudited condensed consolidated statement of operations in the three and nine months ending September 30, 2024, with approximately $9.2 million expected to be recorded in the three months ended December 31, 2024.

The following table details the costs incurred and benefits realized associated with the Pivot in the three and nine months ended September 30, 2024:

Pivot Restructuring	Three and Nine months ended September 30,
(in thousands)	2024

Termination and retention benefits (1)	$5,087
Accelerated depreciation on long-lived assets (2)	2,936
Incremental inventory adjustments (3)	1,444
Modification of stock awards (4)	(308)
Total Restructuring Costs	$9,159

(1) Termination and retention benefits which are included in restructuring expense in the Company's unaudited condensed consolidated statement of operations of approximately $5.1 million were recorded in the three and nine months ended September 30, 2024. The Company expects to record an additional $1.1 million in restructuring expense in the three months ended December 31, 2024.

(2) Due to the Pivot, certain long-lived assets with a net book value of approximately $12.7 million will not be used by the Company after December 31, 2024. The Company performed an impairment review for its long-lived assets, including the long-lived assets, which are all in one asset group, that will not be used after December 31, 2024. The Company performed a test of recoverability and concluded that the carrying value of its long-lived assets were recoverable. The Company decreased the average remaining useful lives for the long-lived assets that were impacted by the Pivot from 25 months prior to the Pivot to 3 months after the Pivot. This resulted in accelerated depreciation expense of $2.9 million that was recorded in the Company's unaudited condensed consolidated statement of operations in the three and nine months ended September 30, 2024 and $8.1 million which is expected to be recorded in the three months ended December 31, 2024. See Note 6, Property and Equipment, Net, for additional information on the accelerated depreciation.

(3) Consists of (a) inventory adjustments recorded associated with the decision by management to no longer sell connected fitness inventory after December 31, 2024, which was recorded in cost of revenue-connected fitness ($1.2 million) and (b) inventory adjustments for nutrition and other inventory impacted by the Pivot which was recorded in cost of revenue-nutrition and other ($0.2 million) in the unaudited condensed consolidated statement of operations in the three and nine months ended September 30, 2024. See Note 4, Inventory, for additional information on the incremental inventory adjustments.

(4) Modification of stock awards based compensation for employees who were impacted by the Pivot which includes accelerating the vesting of any options or RSU’s that would have vested within six months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees termination date (that is, three month in addition to the standard three months per original agreement), which resulted in a decrease to equity based compensation expense of $0.3 million in the Company's unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024. See Note 11, Equity Based Compensation, for more information on the modification of stock awards.

The Company expects to incur the remaining costs related to the Pivot primarily in the fourth quarter of 2024 and the charges are expected to be substantially completed by December 31, 2024. The estimates of the charges and expenditures that the Company expects to incur in connection with the Pivot, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from the estimates. In addition, the Company may incur other cash or non-cash charges, or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or in association with the Pivot.

In addition to the Pivot, the 2024 restructuring charges primarily relate to the Company's key initiatives. The Company recognized restructuring costs of $5.1 million and $6.7 million during the three and nine months ended September 30, 2024, respectively, comprised primarily of termination benefits related to headcount reductions.

Restructuring charges in 2023 primarily relate to activities focused on aligning the Company's operations with its key growth priorities. The Company recognized restructuring costs of $1.3 million and $6.6 million during the three and nine months ended September 30, 2023, respectively, comprised primarily of termination benefits related to headcount reductions.

In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended September 30, 2024 and 2023, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	June 30, 2024	Charges	Utilizations	September 30, 2024
Employee-related costs	$17	$5,087	$149	$5,253
Total costs	$17	$5,087	$149	$5,253

	Balance at	Restructuring	Payments /	Liability at
	June 30, 2023	Charges	Utilizations	September 30, 2023
Employee-related costs	$256	$1,270	$(215)	$1,311
Total costs	$256	$1,270	$(215)	$1,311

The following table summarizes the activity in the Company’s restructuring related liability during the nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2023	Charges	Utilizations	September 30, 2024
Employee-related costs	$18	$6,731	$(1,496)	$5,253
Total costs	$18	$6,731	$(1,496)	$5,253

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2022	Charges	Utilizations	September 30, 2023
Employee-related costs	$469	$6,550	$(5,708)	$1,311
Total costs	$469	$6,550	$(5,708)	$1,311

The Company evaluated the requirements of ASC No. 205-20, Presentation of Financial Statements-Discontinued Operations, relative to the Pivot and determined that discontinued operations treatment is not applicable. Accordingly, the results of operations impacted by the Pivot are reported as part of continuing operations in the accompanying unaudited condensed consolidated financial statements.

13. Income Taxes

The Company recorded a provision for income taxes of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and a provision for income taxes of $0.1 million for the three and nine months ended September 30, 2023, respectively. The effective tax rate was (1.0)% and (0.7)% for the three and nine months ended September 30, 2024, respectively, and the effective tax rate was (0.2)% and (0.1)% for the three and nine months ended September 30, 2023, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and nine months ended

September 30, 2024 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and nine months ended September 30, 2024.

14. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X common stock is as follows (in thousands, except share and per share information):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(12,003)	$(32,666)	$(37,084)	$(87,602)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,840,960	6,178,622	6,804,959	6,215,874

Net loss per common share, basic and diluted	$(1.75)	$(5.29)	$(5.45)	$(14.09)

Basic net loss per common share is the same as dilutive net loss per common share for each of the three and nine months ended September 30, 2024 and 2023 as the inclusion of all potential common shares would have been antidilutive. The weighted average common shares outstanding (basic and diluted) in the above table exclude the 160,000 shares that were forfeited by Mr. Daikeler for the period of time after they were forfeited (June 15, 2023).

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	September 30,
	2024	2023

Time vested options	741,364	929,206
Performance vested options	318,440	318,440
RSUs	385,834	281,062
Compensation warrants	79,612	79,612
Public and Private Placement Warrants	306,667	306,667
Term Loan Warrants	97,482	94,335
Common Stock Warrants	543,590	—
Forest Road Earn-out Shares	75,000	75,000
	2,547,989	2,084,322

See Note 11, Equity-Based Compensation, for additional information on the Performance-Vesting Options.

15. Subsequent Events

As mentioned in Note 9, Debt, on October 18, 2024 (the “Sixth Amendment Effective Date”), the Company and Blue Torch entered into the Sixth Amendment, which amended the Company’s existing Financing Agreement. The Sixth Amendment, among other things, amended certain terms of the Financing Agreement including, but not limited to, (1) removed the minimum revenue financial covenant; (2) amended the minimum liquidity financial covenant to adjust the minimum liquidity levels to (a) $9.5 million at all times from the Sixth Amendment Effective Date to December 31, 2024 and (b) $13.0 million at all times thereafter through the maturity of the Term

Loan; (3) included a minimum consolidated EBITDA (which is defined in the Financing Agreement as an adjusted EBITDA calculation) financial covenant of (a) $2.0 million for the three months ended December 31, 2024, (b) $4.5 million for the six months ended March 31, 2025, (c) $6.6 million for the nine months ended June 30, 2025, (d) $11.3 million for the 12 months ended September 30, 2025 and (e) $14.6 million for the 12 months ended December 31, 2025; (4) increased the quarterly principal payments on the Term Loan, payable in monthly installments, by (a) $3.0 million for the three months ended March 31, 2025, (b) $2.0 million for the three months ended June 30, 2025, (c) $1.0 million for the three months ended September 30, 2025 and (d) $1.0 million for the three months ended December 31, 2025, and (5) amended certain financial definitions, reporting covenants and other covenants thereunder.

In connection with the Sixth Amendment, on the Sixth Amendment Effective Date, the Company made partial prepayments on the Term Loan of $3.2 million (which amount was classified as a current obligation at September 30, 2024) along with a related prepayment premium of 2% on $2.0 million of the partial prepayments and accrued interest. The Company also incurred a 1% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.3 million). The amounts related to the Sixth Amendment will be recorded in the quarter ending December 31, 2024. After the prepayments and the paid in kind fee on October 18, 2024, the principal amount outstanding on the Term Loan was $22.3 million.

In connection with the Sixth Amendment, the Company also amended and restated the Term Loan Warrants for the purchase of 97,482 shares of the Company’s Class A common stock. The amendment of the Term Loan Warrants amends the exercise price from $9.16 per share to $6.26 per share.

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
•
disruptions related to the Pivot (as defined below) and our ability to implement the proposed restructuring of our core business model;
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

On September 30, 2024, the Company announced a restructuring of its network business (the “Pivot”) which will convert the Company’s multi-level marketing model (“MLM”) to a single level affiliate model and will reduce the Company's headcount by approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024.

For the three months ended September 30, 2024, as compared to the three months ended September 30, 2023:

•
Total revenue was $102.2 million, a 20% decrease;
•
Digital revenue was $53.7 million, a 17% decrease;
•
Nutrition and other revenue was $47.4 million, a 20% decrease;
•
Connected fitness revenue was $1.1 million, a 78% decrease;
•
Operating expenses was $81.8 million, compared to $104.0 million;
•
Net loss was $12.0 million, compared to a net loss of $32.7 million; and
•
Adjusted EBITDA was $10.1 million, compared to a loss of $5.8 million.

For the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023:

•
Total revenue was $332.4 million, an 19% decrease;
•
Digital revenue was $174.0 million, a 10% decrease;
•
Nutrition and other revenue was $153.0 million, a 23% decrease;
•
Connected fitness revenue was $5.4 million, a 66% decrease;
•
Operating expenses was $259.8 million, compared to $329.7 million;
•
Net loss was $37.1 million, compared to a net loss of $87.6 million; and
•
Adjusted EBITDA was $19.6 million, compared to a loss of $11.5 million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Recent Developments

Pivot Restructuring

On September 30, 2024, the Company announced the Pivot which will convert the Company’s MLM model to a single level affiliate model and will reduce the Company's headcount by approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024. The actions associated with the Pivot are expected to result in approximately $18.4 million in costs, with approximately $9.2 million recorded in the Company's unaudited condensed consolidated statement of operations in the three and nine months ending September 30, 2024 with approximately $9.2 million expected to be recorded in the three months ended December 31, 2024.

The following table details the costs incurred and benefits realized associated with the Pivot in the three and nine months ended September 30, 2024:

Pivot Restructuring	Three and Nine months ended September 30,
(in thousands)	2024

Termination and retention benefits (1)	$5,087
Accelerated depreciation on long-lived assets (2)	2,936
Incremental inventory adjustments (3)	1,444
Modification of stock awards (4)	(308)
Total Restructuring Costs	$9,159

(1) Termination and retention benefits which are included in restructuring expense in the Company's unaudited condensed consolidated statement of operations of approximately $5.1 million were recorded in the three and nine months ended September 30, 2024. The Company expects to record an additional $1.1 million in restructuring expense in the three months ended December 31, 2024.

(2) Due to the Pivot, certain long-lived assets with a net book value of approximately $12.7 million will not be used by the Company after December 31, 2024. The Company performed an impairment review for its long-lived assets, including the long-lived assets that will not be used after December 31, 2024. The Company performed a test of recoverability and concluded that the carrying value of its long-lived assets, which are all in one asset group, were recoverable. The Company decreased the average remaining useful lives for the long-lived assets that were impacted by the Pivot from 25 months prior to the Pivot to 3 months after the Pivot. This resulted in accelerated depreciation expense of $2.9 million that was recorded in the Company's unaudited condensed consolidated statement of operations in the three and nine months ended September 30, 2024 and $8.1 million which is expected to be recorded in the three months ended December 31, 2024. See Note 6, Property and Equipment, Net, for additional information on the accelerated depreciation.

(3) Consists of (a) inventory adjustments recorded associated with the decision by management to no longer sell connected fitness inventory after December 31, 2024, which was recorded in cost of revenue-connected fitness ($1.2 million) and (b) inventory adjustments for nutrition and other inventory impacted by the Pivot which was recorded in cost of revenue-nutrition and other ($0.2 million) in the unaudited condensed consolidated statement of operations in the three and nine months ended September 30, 2024. See Note 4, Inventory, for additional information on the incremental inventory adjustments.

(4) Modification of stock awards for employees who were impacted by the Pivot which includes accelerating the vesting of any options or restricted stock units ("RSU's") that would have vested within six months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees termination date (that is, three month in addition to the standard three months per original agreement), which resulted in a decrease to equity based compensation expense of $0.3 million in the Company's unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024. See Note 11, Equity Based Compensation, for more information on the modification of stock awards.

Term Loan Amendment

On October 18, 2024, (the “Sixth Amendment Effective Date”), the Company and Blue Torch entered into Amendment No. 6 to the Financing Agreement (the “Sixth Amendment”), which amended the Company’s existing Financing Agreement. The Sixth Amendment amends, among other things, certain terms of the Financing Agreement including without limitation, to (1) remove the minimum revenue financial covenant, (2) amend the minimum liquidity financial covenants, (3) include a minimum consolidated EBITDA (as defined in the Financing Agreement) financial covenant, (4) increase the quarterly principal payments on the Term Loan over the remaining quarterly periods, payable in monthly installments, until the maturity of the Term Loan, and (5) amend certain financial definitions, reporting covenants and other covenants thereunder.

In connection with the Sixth Amendment, on the Sixth Amendment Effective Date, the Company made partial prepayments on the Term Loan of $3.2 million (which amount was classified as a current obligation at September 30, 2024) along with the related prepayment premium of 2% on $2.0 million of the partial prepayments and accrued interest. The Company also incurred a 1% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.3 million).

In connection with the Sixth Amendment, the Company also amended and restated the Term Loan Warrants for the purchase of 97,482 shares of the Company’s Class A common stock. The amendment of the Term Loan Warrants amends the exercise price from $9.16 per share to $6.26 per share.

See Note 15, Subsequent Events, for additional information on the Sixth Amendment and amendments to the Term Loan Warrants.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of September 30,
	2024	2023

Digital subscriptions (millions)	1.11	1.38
Nutritional subscriptions (millions)	0.13	0.18

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Average digital retention	97.3%	96.2%	96.5%	95.7%
Total streams (millions)	20.9	22.9	69.2	77.9
DAU/MAU	31.0%	30.8%	32.1%	31.6%

Revenue (millions)	$102.2	$128.3	$332.4	$408.1
Gross profit (millions)	$68.8	$75.0	$226.5	$249.1
Gross margin	67.3%	58.5%	68.1%	61.0%

Net loss (millions)	$(12.0)	$(32.7)	$(37.1)	$(87.6)
Adjusted EBITDA (millions) (1)	$10.1	$(5.8)	$19.6	$(11.5)

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

Nutritional Subscriptions

Nutritional subscriptions include monthly subscriptions for nutritional products such as Shakeology, Beachbody Performance and BEACHBAR. We also package and bundle the content experience of digital subscriptions with nutritional subscriptions to optimize customer results.

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

We define and calculate Adjusted EBITDA as net income (loss) adjusted for depreciation and amortization, amortization of capitalized cloud computing implementation costs, amortization of content assets, interest expense, income tax provision, equity-based compensation, restructuring costs, and other items that are not normal, recurring, operating expenses necessary to operate the Company’s business as described in the reconciliation below.

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

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Net loss	$(12,003)	$(32,666)	$(37,084)	$(87,602)
Adjusted for:
Loss on partial debt extinguishment (1)	—	3,168	1,928	3,168
Depreciation and amortization (2)	7,967	9,763	18,756	31,395
Amortization of capitalized cloud computing implementation costs	37	41	112	122
Amortization of content assets	3,873	5,467	12,525	16,487
Interest expense	1,646	2,074	5,173	6,773
Income tax provision	115	63	244	99
Equity-based compensation (3)	3,591	6,436	12,695	19,152
Employee incentives, expected to be settled in equity (4)	—	—	—	(5,466)
Pivot restructuring (5)	6,531	—	6,531	—
Restructuring and platform consolidation costs (6)	—	1,270	1,644	7,222
Change in fair value of warrant liabilities	(1,410)	(1,072)	(1,333)	(1,504)
Gain on sale of property and equipment	—	—	(784)	—
Non-operating (7)	(211)	(377)	(789)	(1,340)
Adjusted EBITDA	$10,136	$(5,833)	$19,618	$(11,494)

(1)
Represents the loss related to the $1.0 million, $5.5 million and $4.0 million partial debt prepayments that the Company made on January 9, 2024, February 29, 2024 and April 5, 2024, respectively, and the $15.0 million partial debt prepayment that the Company made on July 24, 2023.
(2)
Includes accelerated depreciation expense of $2.9 million for the three and nine months ended September 30, 2024 related to certain long-lived assets that due to the Pivot will not be used by the Company after December 31, 2024.
(3)
Includes benefits due to the modification of stock awards of $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, and approximately zero and $1.0 million for the three and nine months ended September 30, 2023, respectively.
(4)
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
(5)
Includes (a) restructuring expense and personnel costs associated with the Pivot of $5.1 million during the three and nine months ended September 30, 2024 and (b) adjustments recorded to nutrition and other inventory of $0.2 million due to the Pivot and adjustments recorded to connected fitness inventory of $1.2 million due to the decision to cease the sale of connected fitness inventory after December 31, 2024, in the three and nine months ended September 30, 2024.
(6)
Includes restructuring expense and personnel costs associated with key initiatives of zero and $1.6 million during the three and nine months ended September 30, 2024, respectively, and restructuring expense and personnel costs of $1.3 million and $7.2 million associated with executing our key growth priorities during the three and nine months ended September 30, 2023, respectively
(7)
Primarily includes interest income.

Results of Operations

The Company has one operating segment. The following discussion of our results and operations is on a consolidated basis.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue:
Digital	$53,702	$64,339	$173,979	$194,326
Nutrition and other	47,416	58,981	153,029	197,729
Connected fitness	1,075	4,930	5,414	16,044
Total revenue	102,193	128,250	332,422	408,099
Cost of revenue:
Digital	10,451	16,429	34,789	47,732
Nutrition and other	19,653	26,699	61,558	84,940
Connected fitness	3,278	10,091	9,606	26,312
Total cost of revenue	33,382	53,219	105,953	158,984
Gross profit	68,811	75,031	226,469	249,115
Operating expenses:
Selling and marketing	45,592	69,127	161,161	222,195
Enterprise technology and development	19,382	18,879	54,261	56,625
General and administrative	11,760	14,759	37,631	44,362
Restructuring	5,087	1,270	6,731	6,550
Total operating expenses	81,821	104,035	259,784	329,732
Operating loss	(13,010)	(29,004)	(33,315)	(80,617)
Other income (expense)
Loss on partial debt extinguishment	—	(3,168)	(1,928)	(3,168)
Change in fair value of warrant liabilities	1,410	1,072	1,333	1,504
Interest expense	(1,646)	(2,074)	(5,173)	(6,773)
Other income, net	1,358	571	2,243	1,551
Loss before income taxes	(11,888)	(32,603)	(36,840)	(87,503)
Income tax provision	(115)	(63)	(244)	(99)
Net loss	$(12,003)	$(32,666)	$(37,084)	$(87,602)

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

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$53,702	$64,339	$(10,637)	(17%)
Nutrition and other	47,416	58,981	(11,565)	(20%)
Connected fitness	1,075	4,930	(3,855)	(78%)
Total revenue	$102,193	$128,250	$(26,057)	(20%)

The decrease in digital revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily attributable to a $9.6 million decrease in revenue from our digital streaming services due to 20% fewer subscriptions on lower demand partially offset by the transition of all digital subscriptions to the higher priced BODi subscription over the past year, a decrease of $0.8 million in fees from Partners as there was a 27% decrease in the number of Partners and a decrease in digital program sales of $0.4 million. With the Pivot and the transition from an MLM model to an affiliate model, the Company will no longer receive fees from Partners beginning as of November 1, 2024. The Company recorded $2.7 million and $8.6 million of fees from Partners for the three and nine months ended September 30, 2024, respectively.

The decrease in nutrition and other revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily attributable to a $9.4 million decrease in revenue from nutritional products due to 27% fewer nutritional subscriptions on lower demand and a $1.6 million decrease in revenue generated from our preferred customer fees as there was a 28% decrease in preferred customers. With the Pivot and the transition from an MLM model to an affiliate model, the Company will no longer receive preferred customer fees beginning as of November 1, 2024. The Company recorded $3.9 million and $12.4 million of preferred customer fees for the three and nine months ended September 30, 2024, respectively. With the Pivot, the Company will also significantly reduce the number and length of events, which will significantly reduce event ticket sales in 2025. The Company recorded zero and $2.6 million of ticket sales for the three and nine months ended September 30, 2024, respectively.

The decrease in connected fitness revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to an approximate 80% decrease in number of bikes delivered from approximately 6,500 for the three months ended September 30, 2023 to approximately 1,300 for the three months ended September 30, 2024 which was partially offset by an approximate 14% increase in the average sales price for a bike. In the three months ended September 30, 2024, management of the Company determined that it would no longer sell connected fitness inventory after December 31, 2024.

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$173,979	$194,326	$(20,347)	(10%)
Nutrition and other	153,029	197,729	(44,700)	(23%)
Connected fitness	5,414	16,044	(10,630)	(66%)
Total revenue	$332,422	$408,099	$(75,677)	(19%)

The decrease in digital revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily attributable to a $19.9 million decrease in revenue from our digital streaming services due to 20% fewer subscriptions on lower demand partially offset by the transition of all digital subscriptions to the higher priced BODi subscription over the past year and a decrease of $1.9 million in fees from Partners due to a 27% decrease in the number of Partners.

The decrease in nutrition and other revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily attributable to a $34.2 million decrease in revenue from nutritional products due to 27% fewer nutritional subscriptions on lower demand, a $6.3 million decrease in revenue generated from our preferred customer fees as there was a 28% decrease in preferred customers, a $2.2 million decrease in event ticket sales due primarily to the decrease in the number of, length of and attendance at events and a $2.0 million decrease in fitness accessories revenue.

The decrease in connected fitness revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to an approximate 62% decrease in the number of bikes delivered from approximately 16,700 for the nine months ended September 30, 2023 to approximately 6,300 for the nine months ended September 30, 2024 and an approximate 11% decrease in the average sales price for a bike.

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

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$10,451	$16,429	$(5,978)	(36%)
Nutrition and other	19,653	26,699	(7,046)	(26%)
Connected fitness	3,278	10,091	(6,813)	(68%)
Total cost of revenue	$33,382	$53,219	$(19,837)	(37%)

Gross profit
Digital	$43,251	$47,910	$(4,659)	(10%)
Nutrition and other	27,763	32,282	(4,519)	(14%)
Connected fitness	(2,203)	(5,161)	2,958	57%
Total gross profit	$68,811	$75,031	$(6,220)	(8%)

Gross margin
Digital	80.5%	74.5%
Nutrition and other	58.6%	54.7%
Connected fitness	(204.9%)	(104.7%)
Total gross margin	67.3%	58.5%

The decrease in digital cost of revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to a $1.7 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, a $1.6 million decrease in the amortization of content assets as the result of lower production spend and a $1.4 million decrease in digital content revisions. The increase in digital gross margin for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily as a result of the decrease in expenses as noted above.

The decrease in nutrition and other cost of revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to a $3.0 million decrease in product costs and a $1.8 million decrease in fulfillment, freight and shipping expenses related to the decrease in nutrition and other revenue, a $0.8 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets and a $0.4 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue. The increase in nutrition and other gross margin for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily as a result of a decrease in inventory adjustments and a decrease in depreciation expense.

The decrease in connected fitness cost of revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was driven by a $2.7 million decrease in freight, fulfillment and shipping expenses and a $1.4 million decrease in product costs, as the result of an approximate 80% decrease in the number of bikes delivered, and lower inventory adjustments of $2.2 million. The decrease in connected fitness gross margin for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily as a result of fixed expenses on lower connected fitness revenue.

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$34,789	$47,732	$(12,943)	(27%)
Nutrition and other	61,558	84,940	(23,382)	(28%)
Connected fitness	9,606	26,312	(16,706)	(63%)
Total cost of revenue	$105,953	$158,984	$(53,031)	(33%)

Gross profit
Digital	$139,190	$146,594	$(7,404)	(5%)
Nutrition and other	91,471	112,789	(21,318)	(19%)
Connected fitness	(4,192)	(10,268)	6,076	59%
Total gross profit	$226,469	$249,115	$(22,646)	(9%)

Gross margin
Digital	80.0%	75.4%
Nutrition and other	59.8%	57.0%
Connected fitness	(77.4%)	(64.0%)
Total gross margin	68.1%	61.0%

The decrease in digital cost of revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was due to a $4.7 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, a $4.0 million decrease in digital content amortization as a result of lower production spend and a $2.8 million decrease in digital content revisions. The increase in digital gross margin for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily as a result of the decrease in expenses as noted above.

The decrease in nutrition and other cost of revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to a $7.9 million decrease in product costs and a $5.8 million decrease in fulfillment, freight and shipping expenses related to the decrease in nutrition and other revenue, a $3.7 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, a $2.1 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue and lower inventory adjustments of $2.0 million. Nutrition and other gross margin increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily as a result of the decrease in depreciation expense and a decrease in inventory adjustments.

The decrease in connected fitness cost of revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was driven by a $5.6 million decrease in product costs and a $5.1 million decrease in freight, fulfillment, and shipping expenses, as the result of an approximate 62% decrease in the number of bikes delivered and lower inventory adjustments of $4.6 million. The decrease in connected fitness gross margin for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due primarily to fixed expenses on lower connected fitness revenue.

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

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$45,592	$69,127	$(23,535)	(34%)
As a percentage of total revenue	44.6%	53.9%

The decrease in selling and marketing expense for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to a $12.2 million decrease in Partner compensation as a result of the decrease in the number of Partners, lower commissionable revenue and a decrease in the commission rate paid to Partners that started at the beginning of January 2024, a $3.2 million decrease in media expenses due to management's focus on reducing expense, a $3.1 million decrease in personnel-related expenses due to lower headcount primarily related to the non-Pivot related restructuring activities that occurred in the past year and the modification of certain stock awards for employees who were impacted by the Pivot, a $2.1 million decrease in event expenses due primarily to no events in the three months ended September 30, 2024, and a $1.1 million decrease in the amortization of intangible assets due to the impairment of the remaining intangible asset balance in the fourth quarter of 2023. With the Pivot and the transition from the MLM model to an affiliate model, the Company will significantly reduce the number and length of events for Partners and these event expenses are expected to be reduced significantly in 2025. The Company recorded approximately zero and $5.5 million of event expenses for the three and nine months ended September 30, 2024, respectively. The Company also expects a decrease in personnel-related expenses due to the headcount reductions associated with the Pivot.

Selling and marketing expense as a percentage of total revenue decreased by 930 basis points ("bps") primarily due to the decrease in Partner compensation, media expenses and event expenses.

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$161,161	$222,195	$(61,034)	(27%)
As a percentage of total revenue	48.5%	54.4%

The decrease in selling and marketing expense for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to a $35.1 million decrease in Partner compensation as a result of the decrease in the number of Partners, lower commissionable revenue and a decrease in the commission rate paid to Partners that started at the beginning of January 2024, a $10.4 million decrease in event expenses due primarily to a decrease in the number of, length of and attendance at events, a $5.8 million decrease in personnel-related expenses due to lower headcount primarily related to the non-Pivot related restructuring activities that occurred in the past year and due to the modification of certain stock awards for employees who were impacted by the Pivot, a $3.4 million decrease in the amortization of intangible assets due to the impairment of the remaining intangible asset balance in the fourth quarter of 2023 and a $2.4 million decrease in media expenses due to management's focus on reducing expense.

Selling and marketing expense as a percentage of total revenue decreased by 590 bps primarily due to the decrease in Partner compensation and event expenses.

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

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$19,382	$18,879	$503	3%
As a percentage of total revenue	19.0%	14.7%

The increase in enterprise technology and development expenses for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to a $2.0 million increase in depreciation expense as a result of accelerated depreciation of $2.9 million recorded related to certain long-lived assets that due to the Pivot will no longer be used by the Company after December 31, 2024 partially offset by a $1.3 million decrease in personnel-related expenses due to lower headcount primarily related to the non-Pivot related restructuring activities that occurred in the past year. With the Pivot and the transition from the MLM model to an affiliate model, the Company expects a decrease in personnel-related expenses in 2025, due to the headcount reductions associated with the Pivot, and a significant decrease in depreciation expense in 2025 due to the long-lived assets impacted by Pivot which will be fully depreciated by December 31, 2024.

Enterprise technology and development expense as a percentage of total revenue increased by 430 bps due to the accelerated depreciation on the long-lived assets impacted by the Pivot, as well as a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$54,261	$56,625	$(2,364)	(4%)
As a percentage of total revenue	16.3%	13.9%

The decrease in enterprise technology and development expenses for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to a $1.6 million decrease in personnel-related expenses due to lower headcount primarily related to the non-Pivot related restructuring activities that occurred in the past year and a $0.4 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, which was partially offset by accelerated depreciation of $2.9 million recorded related to certain long-lived assets that due to the Pivot will no longer be used by the Company after December 31, 2024.

Enterprise technology and development expense as a percentage of total revenue increased by 240 bps due to the accelerated depreciation on the long-lived assets impacted by the Pivot, as well as a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

General and Administrative

General and administrative expenses includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expenses also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

General and administrative	$11,760	$14,759	$(2,999)	(20%)
As a percentage of total revenue	11.5%	11.5%

The decrease in general and administrative expenses for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to a $1.5 million decrease in professional and accounting fees due to a management focus on decreasing spending and a decrease in equity based compensation of $1.0 million due primarily to the decrease in headcount and the modification of certain stock awards for employees who were impacted by the Pivot.

General and administrative expenses as a percentage of total revenue was unchanged from the prior year.

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

General and administrative	$37,631	$44,362	$(6,731)	(15%)
As a percentage of total revenue	11.3%	10.9%

The decrease in general and administrative expenses for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to a $3.8 million decrease in professional and accounting fees due to a management focus on decreasing spending, a $1.7 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period, a decrease in equity based compensation of $1.6 million due primarily to the decrease in headcount and the modification of certain stock awards for employees who were impacted by the Pivot, and a $0.8 million gain on the sale of the Van Nuys facility which was recorded as a reduction of general and administrative expenses in the three months ended March 31, 2024.

General and administrative expense as a percentage of total revenue increased by 40 bps due to the decrease in revenue at a faster pace than the reduction in general and administrative expenses.

Restructuring

In 2024, restructuring charges primarily relate to the Pivot which was announced by the Company on September 30, 2024 (see Note 12, Restructuring, for more information on the Pivot) and key initiatives. Restructuring charges in 2023 relate to activities focused on aligning our operations with our key growth priorities, including a reduction in headcount. The charges incurred primarily consist of employee termination costs.

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Restructuring	$5,087	$1,270	$3,817	NM

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Restructuring	$6,731	$6,550	$181	3%

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

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Loss on partial debt extinguishment	$—	$(3,168)	$3,168	(100%)
Change in fair value of warrant liabilities	1,410	1,072	338	32%
Interest expense	(1,646)	(2,074)	428	(21%)
Other income, net	1,358	571	787	NM

The loss on partial debt extinguishment for the three months ended September 30, 2023 was due to the partial prepayment of $15.0 million on the Term Loan as of July 24, 2023. The change in fair value of warrant liabilities during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily resulted from the decline in our stock price during the current quarter and an increase in the number of outstanding warrants due to the Common Stock Warrants that were issued in December 2023. The decrease in interest expense was primarily due to principal prepayments of $25.5 million on the outstanding Term Loan balance from July 1, 2023 to September 30, 2024. The increase in other income was primarily due to a $1.2 million gain on the sale of a legal claim for a litigation settlement in the current quarter.

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Loss on partial debt extinguishment	$(1,928)	$(3,168)	$1,240	(39%)
Change in fair value of warrant liabilities	1,333	1,504	(171)	(11%)
Interest expense	(5,173)	(6,773)	1,600	(24%)
Other income, net	2,243	1,551	692	45%

The change in the loss on partial debt extinguishment for the nine months ended September 30, 2024 was due to partial prepayments of $10.5 million on the Term Loan that occurred in the nine months ended September 30, 2024 as compared to partial prepayments of $15.0 million in the nine months ended September 30, 2023. The change in fair value of warrant liabilities during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily resulted from a lower decrease in our stock price during the current period as compared to the decrease in our stock price in the prior year period. The decrease in interest expense was primarily due to principal prepayments of $25.5 million on the outstanding Term Loan balance from July 1, 2023 to September 30, 2024. The increase in other income was primarily due to a $1.2 million gain on the sale of a legal claim for a litigation settlement in the quarter ended September 30, 2024.

Income Tax Provision

Income tax provision consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(115)	$(63)	$(52)	83%

The income tax provision increase for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily driven by changes in our valuation allowance and an increase in the net expense from discrete events.

	Nine months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(244)	$(99)	$(145)	NM

The income tax provision increase for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily driven by changes in our valuation allowance and an increase in the net expense from discrete events.

Liquidity and Capital Resources

	Nine months ended September 30,
	2024	2023
	(in thousands)

Net cash provided by (used in) operating activities	$9,291	$(14,583)
Net cash provided by (used in) investing activities	1,626	(9,749)
Net cash used in financing activities	(11,810)	(17,727)

As of September 30, 2024, we had cash and cash equivalents totaling $32.3 million.

Net cash provided by (used in) operating activities was $9.3 million and $(14.6) million for the nine months ended September 30, 2024 and 2023, respectively. The increase in net cash provided by operating activities during the nine months ended September 30, 2024, compared to the prior year period, was primarily due to a decrease in net loss of $50.5 million, an increase in cash provided by other assets of $15.7 million and a decrease in cash used for accrued expenses of $12.0 million partially offset by a decrease in cash provided by deferred revenue of $13.3 million, a decrease in depreciation and amortization expense of $12.6 million, a decrease in cash provided by inventory of $7.7 million, a decrease in provision for inventory and inventory purchase commitments of $6.6 million, a decrease in cash provided by equity based compensation of $6.5 million and in increase in cash used in other liabilities of $4.2 million.

Net cash provided by (used in) investing activities was $1.6 million and $(9.7) million for the nine months ended September 30, 2024 and 2023, respectively. The increase in net cash provided by investing activities was due to proceeds received from the sale of the Van Nuys facility of $5.6 million and a decrease in capital expenditures of $1.5 million due to increased focus by management on capital expenditures, in particular related to technology.

Net cash used in financing activities was $11.8 million and $17.7 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in net cash used in financing activities was primarily due to a decrease in debt repayments on our Term Loan in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement are guaranteed by the Guarantors, and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors (together with the Borrower, the “Loan Parties”), subject to customary exceptions. On July 24, 2023, the Company and Blue Torch entered into the Second Amendment. In connection with the Second Amendment, on the Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million. On January 9, 2024, February 29, 2024 and April 5, 2024, the Company made partial prepayments of $1.0 million, $5.5 million and $4.0 million, respectively, on the Term Loan in connection with the Third, Fourth and Fifth Amendments. As of September 30, 2024, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $25.3 million. On October 18, 2024, the Company and Blue Torch entered into the Sixth Amendment. In connection with the Sixth Amendment, on the Sixth Amendment Effective Date, the Company made partial prepayments on the Term Loan of $3.2 million (which was classified as a current obligation at September 30, 2024). During the nine months ended September 30, 2024, the Term Loan was a secured overnight financing rate ("SOFR") loan, with an effective interest rate of 23.35% and a cash interest rate of 12.77% for the nine months ended September 30, 2024.

The Financing Agreement contains financial covenants, customary representations, warranties, covenants and customary events of default. In particular, the Financing Agreement contains a minimum liquidity financial covenant of $18.0 million as of September 30, 2024, which was amended in the Sixth Amendment to (a) $9.5 million from the Sixth Amendment Effective Date through December

31, 2024 and (b) $13.0 million from January 1, 2025 to the maturity of the Term Loan. We were in compliance with the financial covenants as of September 30, 2024. See Note 15, Subsequent Events, for additional information on the amendments to the Term Loan including amendments to the financial covenants. We expect to remain in compliance with the amended financial covenants based on our current expectation of future results of operations. Unexpected weakness in the demand for our products may interfere with our ability to remain in compliance with the amended covenants, in particular the minimum liquidity financial covenant for which the cushion in passing is expected to narrow in upcoming quarters. Failure to comply with the financial and other covenants under the Financing Agreement, would constitute a condition of default and would allow Blue Torch to accelerate the maturity of all indebtedness under the Financing Agreement. If such acceleration were to occur, we would likely have to seek an amendment and/or waiver of the impacted financial covenant or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend the Financing Agreement or raise sufficient capital to repay such obligations in the event the maturity is accelerated. See Note 9, Debt, and Note 15, Subsequent Events, for additional information on the Term Loan.

As of September 30, 2024, we have $19.2 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth and overall economic conditions. We continue to assess and efficiently manage our working capital and expect to generate additional liquidity through continued cost control initiatives. We believe that existing cash and cash equivalents and cost control initiatives will provide the Company with sufficient liquidity to meet our anticipated cash needs, including debt service requirements, for the next twelve months as well as for the longer-term (i.e., beyond the next twelve months).

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

Goodwill and Long-Lived Assets Impairment

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually at December 31 and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. We carry our definite-lived intangible assets at cost less accumulated amortization. If an event or change in circumstances occurs that indicates the carrying value may not be recoverable, we would evaluate our definite-lived intangible assets for impairment at that time.

We test goodwill for impairment at a level within the Company referred to as the RU. Due to the continued sustained decline in our market capitalization in the three and nine months ended September 30, 2024 and the impact of the Pivot, which was approved by the Board of Directors of the Company in late September 2024, the Company performed an interim test for impairment of its goodwill as of September 30, 2024.

In performing the interim impairment test for goodwill, the Company elected to bypass the optional qualitative assessment test and proceeded to perform a quantitative test by comparing the carrying value of its RU to its estimated fair value. The Company previously tested its RU for impairment as of December 31, 2023. Fair value is estimated using a combination of a market approach and an income approach, with significant assumptions related to guideline company financial multiples used in the market approach and significant assumptions about revenue growth, long-term growth rates and discount rates used in a discounted cash flow model in the income approach. The estimates used to determine fair value for the RU may change based on the results of operations, macro-economic conditions, stock price fluctuations or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for the RU. As of September 30, 2024, management concluded that the fair value of its RU exceeded its carrying value by approximately 10%, or $5.6 million, resulting in no impairment. It is possible that our goodwill could become impaired if we determine in a subsequent period that the fair value of our RU was less than its carrying value which could result in a material charge and adversely affect our results of operations.

Due to reduced revenue and margin forecasts, we tested the related asset group for recoverability as of September 30, 2024. In testing for recoverability, we compared the carrying value of the asset group to its forecasted undiscounted cash flows to determine whether it was recoverable. The Company performed a test for recoverability at September 30, 2024 and concluded that the carrying value of its long-lived assets was recoverable.

Management will continue to monitor its RU and long-lived asset group for changes in the business environment that could impact its fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our RU may include supply chain disruptions and demand for at-home fitness solutions; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital and our subscriber growth rates. Changes in any of the assumptions used in the valuation of the RU, or changes in the business environment could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

Recent Accounting Pronouncements

See Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the nine months ended September 30, 2024 and 2023, approximately 10% of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

In the year ended December 31, 2023, management made a determination to cease entering into any further foreign exchange options at this time, which resulted in a decrease in the notional amount of the Company's outstanding foreign exchange options to zero at September 30, 2024 as all of the foreign exchange options expired prior to March 31, 2024. As part of the Pivot, the Company has decided to exit the sale of nutritional and other physical products in the United Kingdom (the "UK") and France. Nutrition and other revenue in the UK and France is not significant.

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

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $2.8 million increase or decrease in cost of revenue and operating expenses. The higher exposure to changes in foreign currency from previous periods was due to management's decision to cease entering into foreign exchange options at this time.

The aggregate notional amount of foreign exchange derivative instruments at September 30, 2024 and year ended December 31, 2023 was zero and $4.4 million, respectively.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 13 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. All arbitration proceedings have been stayed pending the outcome of the mediation and follow-up discussions. This matter is pending as of the date of this quarterly report. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

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

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately 6,239 additional subscribers of BODi and intends to file similar demands for each person. the plaintiffs are seeking monetary damages as well as injunctive and equitable relief. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

Item 1A. Risk Factors.

There have been no material developments with respect to the information previously reported under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 other than as noted below. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

On September 30, 2024, we announced strategic initiatives to transition from our Multi-Level Marketing ("MLM") model to a single level affiliate model (the "Pivot"). As part of the Pivot, we will continue to execute an omni channel selling strategy including direct response marketing, retail partnerships and transition our direct selling channel from our current MLM model to a new business model focused on a single level affiliate model.

The announced Pivot involves numerous risks, including, but not limited to:

•
our current Partners may not choose to continue to partner with us as affiliates, or, if they do continue to partner with the Company, may not sell as much of our products;
•
we may be unable to recruit new affiliates or be able to offer a competitive compensation plan for our affiliates;
•
changes to our business model may be disruptive to our operations and may cause our revenues to decline or result in lower decreases to our expenses than expected;
•
change to our business model may result in increased churn of the Company's subscriber base;
•
the impact on our revenues as a result of the reduction or elimination of preferred customer membership fees and fees paid to the Company by its direct selling Partners;
•
changes to commission rates in connection with the Pivot may result in unexpected fluctuations in our expenses;
•
changes in our results of operations and financial position may result in our failure to comply with financial and other covenants contained in our existing and/or future debt agreements and may result in a default under our debt agreements;
•
exposure to unknown, contingent or other liabilities, including litigation arising in connection with the Pivot;
•
negative impacts on our business relationships, including relationships with our customers, suppliers, vendors, Partners and employees;
•
difficulty retaining or recruiting officers, key employees or directors;
•
material weaknesses in our internal controls over financial reporting resulting from a reduced workforce, including members of our accounting and/or internal audit staff; and
•
unintended negative consequences from changes to our business profile.

If any of these or other factors impair our ability to successfully implement the Pivot, we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expenses related to the Pivot that otherwise would be used on the development and expansion of our business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-k.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

3.1	Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	10-K	3.1	3/11/2024	001-39735
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	11/27/2023	001-39735
3.3	Amended and Restated Bylaws of The Beachbody Company, Inc.	8-K	3.2	7/1/2021	001-39735
4.1	Form of Third Amended and Restated Warrant to Purchase Stock	8-K	10.2	10/21/2024	001-39735
10.1	Amendment No. 6 to Financing Agreement, dated as of October 18, 2024 by and among the Company, the Borrower, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent	8-K	10.1	10/21/2024	001-39735
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

The Beachbody Company, Inc.

Date: November 12, 2024	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Brad Ramberg
Brad Ramberg
Interim Chief Financial Officer
(Interim Principal Financial Officer)