Form 10-K
period 2024-12-31
Beachbody Company, Inc.
filed 2025-03-28
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price reported on the New York Stock Exchange for June 30, 2024, was $28,556,692.

There were 4,258,179 shares of registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of March 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
our anticipated market opportunity;
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

PART I

Item 1. Business.

We are a leading fitness and nutrition company providing fitness, nutrition and stress-reducing programs to our customers. With 1.1 million digital subscriptions and 0.1 million nutritional subscriptions as of December 31, 2024, we believe our ability to offer solutions in both the global fitness market and the global nutrition market under one platform positions us as the leading holistic fitness and nutrition solution. We have a 26-year track record of creating innovative exercise, nutrition and stress-reducing content that have improved the lives of millions of customers. We make fitness entertaining, approachable, effective and convenient, while fostering social connections that encourage customers to live healthier and more fulfilling lives.

We are a results-oriented company at the intersection of wellness, technology and media. We developed one of the original fitness digital streaming platforms with an extensive library of content containing 140 complete streaming programs and approximately 10,900 unique streaming videos. We measure the success of our library by customer engagement indicators including a metric that divides daily active users by monthly active users (“DAU/MAU”) and “streams” by our subscribers over the respective periods. While the measure of a digital stream may vary across companies, we define streams and total streams as the stream of a video for at least 25% of its length during a given period. In 2024, our DAU/MAU averaged 31.7%. In 2024 and 2023, our subscribers viewed 87.4 million and 98.2 million streams, respectively. We also measure our success by month over month retention rates of our digital subscribers, which was approximately 96.8% for the year ended December 31, 2024.

Driven by our commitment to help people achieve their goals and lead healthy, fulfilling lives, we have built or acquired digital platforms to engage with our customers such as Beachbody On Demand (“BOD”), Beachbody On Demand Interactive (“BODi”), and BODi Bike. Our BODi digital platform includes an extensive library with high-quality production and creatively diverse fitness content. BODi, in addition to an annual subscription option, also has monthly, 3-month and 6-month membership prices. In addition, we also have promotional offers which at times include membership options for greater than one year which may include the ability to buy a subscription for one year and get the second year for free ("BOGO"). Starting in March 2023, BODi also includes the new mindset content.

The BODi annual subscription price is $179, which we believe appeals to a large audience. In 2023, we enhanced our BODi platform by improving the digital experience for search and discovery, which resulted in being named the "Best Workout and Fitness App" for 2023 by CNN Underscored. It also integrates a layer of mindset content. The combination of fitness, nutrition, and mindset makes the BODi platform a complete solution to support the whole person and help them achieve positive “Health Esteem.” In 2024 we offered our customers the ability to acquire select digital content via a digital purchase of certain of our better known brands (i.e., P90X, Insanity, 80-day obsession, etc.) at a purchase price that ranges primarily from $60 to $80 per digital purchase.

Our premium nutrition products help make meal planning and healthy weight loss achievable without deprivation. Simplicity and proven strategies are at the core of what we do, and many of our brands, including Shakeology, Beachbody Performance and BEACHBAR, have been designed with formulae and ingredients that have been clinically tested to help our customers achieve their goals. By leveraging consumer insights we are able to make targeted recommendations to them that support improved results.

We have also built a social commerce platform with incentives to invite people to participate in groups and to increase our customer base, inspiring participants to achieve their goals which in turn generates cash flow that can be used to accelerate our digital expansion. This platform included our network of micro influencers whom we referred to as "Partners," who helped customers start and maintain a fitness and nutrition program through positive reinforcement, accountability, and a proprietary online support community. Until November 1, 2024, the Partners paid a monthly subscription fee to access our Partner office tools, which provided training, sales enablement, and reporting capabilities.

We implemented results oriented compensation incentives for our Partners beginning January 1, 2024, which reward high performance, especially for new Partners, and aligns the overall compensation structure with generating profitable revenues.

On September 30, 2024, the Company announced the evolution of its core business model with an omni-channel sales channel approach that would streamline operations and better position the Company for future profitable growth. As a result of this restructuring, BODi will be able to reduce costs and broaden its distribution channels. As part of its strategic shift to optimize its omni-channel distribution platform, BODi transitioned from its multi-level marketing ("MLM") network model to a single level affiliate model (the "Pivot"), which launched on November 1, 2024. BODi's MLM network was fully wound down by January 1, 2025. The Pivot centralized the business around one e-commerce platform at BODi.com, eliminated the network marketing support functions and reduced BODi's workforce by approximately 33% at the time of the announcement. After January 1, 2025, the Company no longer has any Partners and the Company no longer received monthly subscription fees from the Partners or preferred customer fees after November 1, 2024. The Company's affiliate network promotes its products and serves as a sales channel for the Company. Affiliate members earn commissions for products that they sell.

Our revenue is primarily generated from the sale of digital subscriptions and nutritional products that are often bundled together. We also generated revenue selling the BODi Bike. In September 2024, management decided it would no longer sell connected fitness equipment inventory beginning in early 2025.

Our Product Offerings and Economic Model

Digital Subscriptions

Our premium digital subscriptions, BODi, is renewed on a monthly, quarterly, semi-annual or annual basis and include unlimited access to an extensive library of on-demand fitness and nutrition content. In addition, we also have promotional offers which at times include membership options for greater than one year or which may include the ability for our customers to purchase a BOGO. In March 2023, we launched an improved BODi experience and began migrating all BOD-only members to BODi on their renewal dates, all BOD-only members were migrated to BODi by March 31, 2024. In 2024 we offered our customers the ability to acquire select digital content via digital purchase of certain of our better known brands (i.e., P90X, Insanity, 80-day obsession, etc.) at a purchase price that ranges primarily from $60 to $80 per digital purchase.

Our digital platforms provide a one-stop-shop for all types of fitness and nutrition content, with well-known brands such as P90X, Insanity, 21 Day Fix, 80 Day Obsession, Morning Meltdown 100, LIIFT4, Unstress Meditations, Portion Fix, 4 Weeks of Focus, Sure Thing, Dig Deeper, and others. The BODi platform gives users access to comprehensive, highly produced, and creatively diverse fitness content with dynamic trainers. We had 1.1 million digital subscriptions as of December 31, 2024, which provide access to approximately 10,900 unique fitness, nutrition, mindfulness and recovery videos that can be accessed anywhere. BODi content is available on the web as well as the Beachbody Bike touchscreen, iOS, Android, Roku, Apple TV, Fire TV and Chromecast. Our offerings deliver both fitness and nutritional content, and mindset content.

Digital subscriptions also help generate sales of our nutritional products, which are often sold together as bundles.

Nutritional Products

Our nutritional products include Shakeology, Beachbody Performance supplements, BEACHBARs and others. As part of our mission to be a total fitness and nutrition solution for our consumers, our nutritional products are formulated and manufactured to high quality standards and complement our fitness and equipment offerings. Our research and development team rigorously assesses and develops new nutritional products that are in line with customer goals, satisfies a continuum of customer demand, and increases subscriptions and customer lifetime revenue. Shakeology, our superfood health mix, is clinically shown to help reduce cravings and promote healthy weight loss and formulated to help support healthy digestion and provide healthy energy with its proprietary formula of superfoods, phytonutrients, enzymes, fiber and protein, with no artificial sweeteners, flavors, colors or preservatives.

Beachbody Performance supplements include our pre-workout Energize, Hydrate, post-workout Recover and protein supplement Recharge.

BEACHBARs are low-sugar snack bars available in three flavors, made with ingredients to help satisfy cravings without undermining our customers’ fitness and weight loss goals. We continue to research and develop additional nutritional products and currently provide a variety of other nutritional supplements including collagen, fiber and greens “boosts.”

In mid-December 2024, we launched Belle Vitale, a complete hormone health solution designed for women to address symptoms of hormone imbalance. Belle Vitale includes (1) a three-phase nutrition program, (2) an in-home Pilates program (plus equipment), (3) fitness workouts and (4) daily metabolism, blood sugar, and stress support supplements, all for $299.

Connected Fitness Products

Our digital subscription offerings are complemented by our connected fitness products acquired from Myx Fitness in June 2021. The BODi Bike can be equipped with a unique swivel touch screen that enables users to engage with content beyond the indoor cycling experience and encourages broader cross-training, incorporating resistance training and yoga for a more holistic fitness experience and healthier results. Management made the decision in September 2024 to no longer sell connected fitness equipment inventory beginning in early 2025.

We provide BOD and BODi content through the bike's swivel touch screen. We offer the fitness content and supplements together with the bike through BODi subscriptions and through our network as well as via direct-to-consumer marketing channels.

The BODi Bike is manufactured using commercial-grade equipment and can include a 21.5” 360-degree swivel screen. In the United States, the standard package price was $1,399 and included a Polar heart rate monitor with free delivery and set up. Additionally, we offered a “BODi Bike Studio” package which bundled a 3-year subscription to BODi with a bike and accessories for $1,625. In late 2023, we began offering a BODi bike without the 360-degree swivel screen which could be connected with a customer's personal devices (e.g., phone, watch or tablet) for $499.

Our Value Proposition

Our holistic approach to fitness and nutrition provides the consumer with tools to achieve positive health esteem at a lower cost than most traditional gyms or fitness studios and nutrition/weight loss plans.

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

Our annual connected fitness subscription of $179 equates to an average monthly price of $15.00 during 2024, which is less expensive than most monthly gym memberships and a fraction of the price of a personal training session. Boutique studio fitness classes typically cost between $25.00 and $45.00 per person per class and follow a strict schedule whereas our monthly connected fitness subscription covers the household of up to five people and offers unlimited use, anytime, anywhere. Our on-demand library, including the ability for customers to purchase select individual digital programs at a price that ranges primarily from $60 to $80, rather than a digital subscription, features classes, spanning five to 60 minutes, which provide our customers with flexibility and convenience.

For our BODi Bike Studio, which bundles a BODi Bike, a 3-year subscription to BODi, and accessories, we offer attractive 0% APR financing programs to qualified customers through a third-party partner who bears the risk of loss associated with the amount financed.

Our nutritional products come in varying sizes and prices and are often bundled with digital content offerings.

BODi's approach to Health Esteem is designed to help people feel good as they create sustainable healthy habits. We have the lifestyle solutions for individuals focused on weight loss, including a broad array of structured, step by step fitness and nutrition programs, plus mindset tools.

Our Economic Model

Our primary model is selling directly to consumers. We attract new customer sign ups through five go-to-market models: 1) a network of Partners that earned commissions on their sales, which was discontinued in December 2024 due to the Pivot, (2) beginning in November 2024, due to the Pivot, which transitioned our MLM model to a single level affiliate model, our affiliates, who earn commissions on their sales, 3) contact with current and past customers by emails or through our social media followers, 4) direct response marketing media and (5) Amazon.

Our Partner network prior to December 2024, drove the majority of our revenues. Partners would earn a share of the revenue generated by promoting our products and helping our customers succeed. They also earned additional bonuses for expanding our customer base by building teams of Partners. The Partners were BODi’s equivalent of a gig workforce. In the year ended December 31, 2023 the Partners typically received a 25% commission on orders they generated through their efforts. The Partner commission was reduced to 20% effective January 3, 2024. We also had a “Preferred Customer” program, which entitled them in the year ended December 31, 2023 to up to a 25% discount on certain purchases in return for paying a monthly subscription fee. The preferred customer discount was reduced to 20% effective December 1, 2023.

The Pivot, which the Company announced on September 30, 2024, resulted in the Partner led MLM model being discontinued in December 2024, with it being replaced with the single level affiliate model. Partners could transition to an affiliate and the affiliate model is available to others to serve in an affiliate role beginning on November 1, 2024. The affiliate model eliminated the Partner fees, which were $9.9 million and $13.9 million for the years ended December 31, 2024 and 2023, respectively. In addition, the Pivot eliminated the preferred customer fees, which were $14.3 million and $23.7 million for the years ended December 31, 2024 and 2023, respectively.

We leverage our super trainers, who create digital content that is part of our library content, and other influencers in our marketing creative, as well as their social media following. We have arrangements with the influencers where they earn financial incentives for engaging customers and getting new customer sign ups.

Competition

We operate in the competitive and highly fragmented fitness and nutrition market in which, given the holistic nature of our business, we face significant competition from multiple industry segments. The overall market opportunity remains large as over 70% of U.S. adults are considered overweight according to the Centers for Disease Control and Prevention. A consumer's fitness profile may range from a very active gym member with multiple online platform subscriptions to an infrequent user with a single subscription or single digital purchase. We want to help consumers achieve their health objectives by offering an engaging platform with healthy nutrition solutions.

We face significant competition from providers of at-home fitness solutions, including connected fitness equipment, digital fitness apps, and other wellness apps. We also face competition from weight management, dietary and nutritional supplement providers, and are sensitive to the introduction of new products or weight management plans, including various prescription drugs.

The emergence of the GLP -1 weight loss drugs have generated a considerable amount of attention. We are encouraged about treatments that can help some of the over 70% of Americans that are overweight or obese, but we also recognize that a chemical solution is only a single step towards sustaining a healthy lifestyle and does nothing to improve skeletal and muscle mass which is critical to health and functioning. It is important that people supplement these weight loss drugs with healthier lifestyle choices, including fitness and nutrition. BODi’s approach to Health Esteem helps people feel good as they create sustainable healthy habits.

We are also subject to significant competition in attracting Partners (prior to the Pivot) and affiliates (after the Pivot), from other social commerce platforms, including those that market fitness solutions, weight management products and dietary and nutritional supplements. Our ability to remain competitive depends on our success in delivering results for our customers, maintaining our community, retaining and attracting affiliates through attractive compensation plans, and continuing to offer a vast content library as well as an attractive product portfolio.

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

Manufacturing

We rely on contract manufacturers to manufacture our nutritional products, bikes and related equipment. Our contract manufacturers can schedule and purchase supplies independently or from our suppliers, according to contractual parameters. Nutritional ingredients are sourced according to our specifications from our approved suppliers. Outsourcing allows us to operate an asset-light business model and focus our efforts on innovation, sales and marketing. Our contract manufacturers are regularly audited by third parties and in the case of supplements, they are also audited by our Quality Assurance department and comply with our rigorous Quality Assurance Protocols (“QAP”s) and specifications as well as follow industry good manufacturing practices (“GMP”s) and food safety guidelines. We believe our contract manufacturers have the capacity to meet our current and near-term supply needs. We monitor capacity and performance of our manufacturing partners and will qualify alternate suppliers as needed. We receive finished products from our contract manufacturers, which includes all packaging and ingredients used, as well as an agreed-upon charge for each item produced.

To mitigate against the risks related to a single source of supply, we qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to disruptions, including maintaining adequate inventory of products.

Storage and Distribution

We outsource the storage and distribution of finished goods to third-party logistics companies, with facilities geographically dispersed to help optimize shipping times to our customer base. In the United States, our nutrition and other products are currently distributed from Groveport, Ohio and shipped to United States-based customers principally through United Parcel Service ("UPS") or the U.S. Postal Service. In Canada, our nutrition and other products prior to October 2024 were distributed from Oshawa, Canada to customers via a third-party specialty shipper and after that date are distributed from Groveport, Ohio via UPS. In Europe, our products were distributed from Northampton, UK to customers via a European transport provider until early in 2025, after which there were no shipments of physical products to customers in Europe. Usual delivery time is approximately five to seven days.

Our connected fitness products were distributed mainly from separate distribution centers in California, New Jersey, Illinois, and Georgia and shipped to U.S.-based customers principally through GXO Logistics covering the United States and Canada until early in 2025, after which there were no shipments of connected fitness products.

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

Intellectual Property

We believe our success, competitive advantages, and growth prospects depend in part upon our ability to develop and protect our content, technology, and intellectual property rights. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality agreements, contractual commitments and other legal rights to establish and protect our brands and intellectual property rights throughout the world. For example, we file for and register our trademarks and monitor third-party trademarks worldwide and we have developed a robust enforcement program to protect our brands/trademarks, domains, and copyrights to protect our intellectual property rights on various platforms including the web, borders/customs, e‑commerce and social channels to protect our brands, videos, DVDs and DVD kits, clothing, and accessories which have been and continue to be counterfeited. As of December 31, 2024, we have over 3,000 registered trademarks, over 240 registered copyrights and five patents (including 20 patents pending).

To minimize intellectual property infringement and counterfeiting, our team along with third-party platforms, monitors domains, websites, e-Commerce sites, social channels and other third parties such as eBay, Amazon, Mercado Libre, YouTube, Vimeo, Instagram, Gumtree, Kijiji, Mercari and other platforms and sites in the U.S. and worldwide to identify third parties who purport to sell our products including DVDs and videos. Additionally, we enter into agreements with our commercial partners, supply chain vendors, employees and consultants to control access to, and clarify ownership of, our intellectual property and proprietary information.

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

We are also subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the European Economic Area, (“EEA”), and the UK. We rely on transfer mechanisms permitted under these laws, including the standard contract clauses and intracompany data transfer agreements, which mechanisms have been subject to regulatory and judicial scrutiny. If these existing mechanisms for transferring personal data from the EEA, the UK, or other jurisdictions are unavailable, we may be unable to transfer personal data of employees or customers in those regions to the United States.

In addition to European data privacy rules, we are subject to privacy laws in the United States and Canada, including the California Privacy Rights Act ("CPRA") and California Consumer Privacy Act ("CCPA") (collectively, “California Privacy Laws”). The California Privacy Laws require us to provide clear notice to consumers about what data is collected about them, honor requests to opt-out of the sale or sharing of their personal data and comply with certain requests related to their personal data, such as the right to access or delete their personal data.

Additionally, along with our contract manufacturers, distributors and ingredients and packaging suppliers, we are subject to laws and regulations related to our food and nutritional products. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the Federal Trade Commission ("FTC"), the Food and Drug Administration ("FDA"), the United States Department of Agriculture (“USDA”), the U.S. Environmental Protection Agency and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for labeling, manufacturing, quality, and safety and regulate marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only enforce regulations that apply to our food and nutritional products, but also review the manufacturing processes and facilities used to produce these products to ensure compliance with applicable regulations in the United States.

We may also be subject to increasing levels of regulation with respect to environmental, social and governance ("ESG") matters. For example, the Securities and Exchange Commission ("SEC") and the State of California, have adopted, or are considering rules to require companies to provide significantly expanded climate related disclosures, which may require us to incur additional costs to comply, including the implementation of significant additional internal controls processes and procedures. In addition, regulations and other expectations related to ESG matters are not uniform and may be inconsistently interpreted or applied, which can increase the complexity and costs of compliance as well as any associated litigation or enforcement risk.

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

Seasonality

Historically, we have experienced higher sales in the first and second quarters of the fiscal year compared to other quarters, due in large part to seasonal holiday demand, New Year’s resolutions, and cold weather. We also have historically incurred higher selling and marketing expenses during these periods. For example, in the year ended December 31, 2024, our first and second quarters combined represented 55% of revenue and 58% of our selling and marketing expenses.

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

In furthering our Core Purpose, we employ the following business tenets, among others, in the way we operate:

•
Customers First: We have a customer-centered mindset that prioritizes a positive product and brand experience. We are proud to be innovators of a results-oriented, fitness and nutrition-centered community.
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
•
Diversity of Perspective: We know the importance and value of a team. We know our collective differences make us stronger and uphold the obligation to dissent and listen. We draw from the largest pools of talent to help find the best people for our company. We value inclusivity, and we are committed to only considering legally compliant methods for advancing inclusion and belonging efforts.

Our Culture

To foster these values, we have committed to promote a culture that is professional, collaborative and supportive. We are an inclusive group comprised of bright and talented people who are highly skilled and collaborative, who work hard and are relentless about seizing opportunities and solving problems. We assess our culture and listen to our workforce through periodic employee engagement surveys. Our workplace policies are informed by the feedback we receive from our employees. We seek to hire and retain a highly qualified workforce in compliance with applicable federal and other laws and regulations.

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

Employees

We are extremely proud of our team which embodies a diverse mix of backgrounds, industries, and levels of experience. We are a remote-first workplace, and as of December 31, 2024, we employed approximately 355 full-time individuals. Our team members primarily work remotely, but also across our El Segundo, California and Van Nuys, California locations. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Available Information

The reports we file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.thebeachbodycompany.com as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The SEC also maintains a website (www.sec.gov) containing reports, proxy and information statements, and other information that we file with the SEC. Our Code of Ethics and Conduct and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are available on our website at www.thebeachbodycompany.com under the “Investors” section. Copies of the information identified above may be obtained without charge from us by writing to The Beachbody Company, Inc., 400 Continental Blvd., Suite 400, El Segundo, CA 90245, Attention: Corporate Secretary. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

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

•
We may not successfully execute or achieve the expected benefits of our strategic alignment initiatives, including the Pivot, and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.
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
•
We are subject to the risk of payment processors changing or divesting their relationships with us.
•
Our BODi Bikes and other products may be subject to warranty claims, recalls or intellectual property disputes that could result in significant direct or indirect costs, each of which could have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Ownership of Our Common Stock

•
The price of shares of our Class A common stock may experience volatility.
•
There can be no assurance that we will be able to comply with the continual listing standards of the New York Stock Exchange (the "NYSE"), which could result in the delisting of our securities, limit investor's ability to make transactions in our securities and subject us to additional trading restrictions.
•
Because we do not expect to declare cash dividends on our Class A common stock in the foreseeable future, shareholders must rely on appreciation of the value of our Class A common stock for any return on their investment.
•
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy, and impact our stock price.
•
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

The fitness and nutrition industry is highly susceptible to changes in consumer preferences. Our success depends on our ability to anticipate and satisfy consumer preferences relating to fitness and nutrition. Our business is, and all of our workouts and products are, subject to changing consumer preferences that cannot be predicted with certainty. Consumers’ preferences for fitness and nutrition services and products, including the technology through which they consume these services and products, could shift rapidly to offerings different from what we offer, and we may be unable to anticipate and respond to such shifts in consumer preferences. It is also possible that competitors could introduce new products, services and/or technologies that negatively impact consumer preference for our workouts and products. In addition, developments or shifts in research or public opinion on the types of workouts and products we provide could negatively impact our business. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality fitness and nutrition services. Our failure to effectively introduce new fitness and nutrition services that are accepted by consumers could result in a decrease in revenue, which could have a material adverse effect on our financial condition and adversely impact our business.

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

Changes to our business model, including as a result of the Pivot, could materially and adversely affect our business.

If changes to our business model are not successful, including as a result of the Pivot, or if we fail to make appropriate changes, it could have a material adverse effect on our business, reputation, results of operations and financial condition. For example, changes to our business model as a result of the Pivot, or other changes, may be disruptive to our operations and may cause our revenues to decline or result in lower decreases in our expenses than expected. In addition, changes to our business model may result in increased churn to our subscriber base.

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

Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our business.

The size of our distributor base and the results of our operations may be significantly affected by the perception of our company and similar companies. This perception is dependent upon opinions concerning:

•
the safety and quality of our products and nutritional supplement ingredients;
•
the safety and quality of similar products and ingredients distributed by other companies;
•
our distributors; and
•
the direct selling business generally.

Adverse publicity concerning any actual or purported failure of our Company or our distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the licensing of our products for sale in our target markets, or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our Company and could negatively affect our ability to attract, motivate and retain distributors, which would have a material adverse effect on our ability to generate revenue. We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, sale, labeling, licensing or distribution of our products or promotion of the income opportunity.

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

We may not successfully execute or achieve the expected benefits of our strategic initiatives, including the Pivot, and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.

Beginning in early 2022 and continuing in 2023 and 2024, we executed cost reduction activities, including the Pivot which we announced on September 30, 2024, intended to streamline the business and strategically align operations, including multiple reductions in headcount and the transition from an MLM model to a single level affiliate model. Our strategic alignment initiatives, including the Pivot, were intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we intended to take under the strategic alignment initiatives, including the Pivot, and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Additionally, implementation of the strategic alignment initiatives, including the Pivot, and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reductions in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. The shift from the MLM model to a single level affiliate model could result in a decrease in the number of individuals selling our products if Partners do not convert to affiliates or if we cannot attract new affiliates. Unfavorable publicity about us or any of our strategic initiatives, including our strategic alignment initiatives, including the Pivot, could result in reputation harm and could diminish confidence in, and the use of, our products and services. The strategic alignment initiatives, including the Pivot, have required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. We also cannot assure you that it will impact our ability to achieve or maintain profitability.

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

In addition, our use of social media platforms as a marketing tool could also subject us to fines or other penalties. As laws and regulations, including those from the FTC, State Attorneys General, and other enforcement agencies rapidly evolve to govern the use of these platforms, the failure by us, our distributors, influencers, or other third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could materially and adversely impact our business, results of operations and financial condition or subject us to fines or other penalties.

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
•
the transition from our previous MLM model to a single level affiliate model, which could result in a decrease in the number of affiliates selling our products as compared to the number of Partners selling our products in the MLM model;
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
•
the decrease or elimination of fees received from Partners and preferred customers due to the Pivot;
•
direct and indirect competition in our industry;
•
a decline in the public’s interest in health and fitness; and
•
a general deterioration of economic conditions or a change in consumer spending preferences or buying trends.

Any decrease in our average fees or higher membership costs may materially and adversely impact our results of operations and financial condition. The Pivot resulted in the cessation of fees received from Partners and preferred customers beginning November 1, 2024. The impact on our revenues as a result of the reduction or elimination of fees received from Partners and preferred customer fees could have a material adverse effect on our business, results of operations and financial condition. We may also face changes in commission rates which may result in unexpected fluctuations in our expenses. The Company recognized Partner fees of $9.9 million and $13.9 million for the years ended December 31, 2024 and 2023, respectively, and preferred customer fees of $14.3 million and $23.7 million for the years ended December 31, 2024 and 2023, respectively. Additionally, further expansion into international markets may create new challenges in attracting and retaining customers that we may not successfully address, as these markets carry unique risks as discussed below. As a result of these factors, we cannot be certain that our membership levels will be adequate to maintain or permit the expansion of our operations. A decline in membership levels would have an adverse effect on our business, results of operations and financial condition.

Our customers use their connected fitness products and fitness accessories to track and record their workouts. If our products fail to provide accurate metrics and data to our customers, our brand and reputation could be harmed, and we may be unable to retain our customers.

Our customers use their connected fitness products and fitness accessories to track and record certain metrics related to their workouts. Examples of metrics tracked on our platform currently include heart rate and calories burned. These metrics assist our customers in tracking their fitness journeys and understanding the effectiveness of their workouts. We anticipate introducing new metrics and features in the future. If the software used in our connected fitness products or on our platform malfunctions and fails to accurately track, display, or record customers workouts and metrics, we could face claims alleging that our products and services do not operate as advertised. Such reports and claims could result in negative publicity, product liability claims, and, in some cases, may require us to expend time and resources to refute such claims and defend against potential litigation. If our products and services fail to provide accurate metrics and data to our customers, or if there are reports or claims of inaccurate metrics and data or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

Our business relies on sales of a few key products.

Our digital platform which provides recurring subscription revenue also provides a significant portion of our revenue, accounting for approximately 54% of our revenue for the year ended December 31, 2024. Our nutrition products also constitute a significant portion of our revenue, accounting for approximately 45% of our revenue for the year ended December 31, 2024 and Shakeology, our premium nutrition shake, specifically constitutes a significant portion of our revenue, accounting for approximately 18% of our revenue for the year ended December 31, 2024. If consumer demand for these products decreases significantly or we cease offering these products without a suitable replacement, our operations could be materially adversely affected. Our financial performance currently remains dependent on a few products. Any significant diminished consumer interest in these products would adversely affect our business. We may not be able to develop successful new products or implement successful enhancements to existing products. Any products that we do develop or enhance may not generate sufficient revenue to justify the cost of developing and marketing these products.

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

We are also subject to competition for the recruitment of distributors from other organizations, including those that market nutritional products, dietary and nutritional supplements, and personal care products as well as other types of products. Our ability to remain competitive depends, in part, on our success in recruiting and retaining Partners, and subsequent to the Pivot, the recruiting and retaining of affiliates, through an attractive compensation plan, the maintenance of an attractive product portfolio, and other incentives. In addition to recruiting new affiliates, there is no guarantee that our former Partners will choose to partner with us as affiliates. We cannot ensure that our programs for recruitment and retention efforts will be successful, or that we will be able to continue to offer the same compensation plans to our Partners, and subsequent to the Pivot, our affiliates. We changed the compensation plans for our Partners and such changes, and any future changes, may have an adverse effect on our relationships with our Partners, affiliates or our ability to recruit new affiliates.

We compete with other direct selling organizations, some of which have longer operating histories and higher visibility, name recognition and financial resources. The Company competes for new affiliates on the basis of the culture, premium quality products and compensation plan. We envision the entry of many more direct selling organizations into the marketplace as this channel of distribution expands. There can be no assurance that the Company will be able to successfully meet the challenges posed by increased competition.

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

We sell nutritional products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration, mislabeling and misbranding. All of our products are manufactured by independent third-party contract manufacturers. In addition, we do not own a warehouse facility, instead it is managed for us by a third-party. Under certain circumstances, we may be required to, or may voluntarily, recall or withdraw products.

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

A principal component of our marketing program has been to develop relationships with high-profile persons to help us extend the reach of our brand. Although we have relationships with several well-known individuals in this manner, we may not be able to attract and build relationships with new persons in the future. In addition, if the actions of these parties were to damage their or our reputation, our relationships may be less attractive to our current or prospective customers. In addition, our relationships with our partners could be negatively impacted by the Pivot. Any of these failures by us or these parties could materially and adversely affect our business and revenues.

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

Our co-founder and chief executive officer ("CEO"), Carl Daikeler, owns or controls “super” voting shares of the Company that represent over 80% of the voting power of the Company, as of December 31, 2024. Mr. Daikeler and certain of his affiliated entities own a majority of the Company’s outstanding Class X common stock, which stock carries 10 votes per share, and, therefore, controls a majority of the voting power of the Company’s outstanding common stock. The Class X common stock carries substantially similar rights as the Class A common stock, except that each share of Class X common stock carries 10 votes. Therefore, Mr. Daikeler alone can exercise voting control over a majority of our voting power. As a result, Mr. Daikeler has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors, amendments to the Company’s organizational documents and approval of major corporate transactions. This concentrated control could give our co-founder and CEO the ability to delay, defer or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that other stockholders support. Conversely, this concentrated control could allow our co-founder and CEO to consummate such a transaction that our other stockholders do not support. In addition, our co-founder and CEO may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

The Class X common stock will automatically convert into Class A common stock if Mr. Daikeler no longer provides services to BODi as a senior executive officer or director or if Mr. Daikeler and certain of his affiliated entities have sold more than 75% of the shares of Class X common stock held by them at the time of the consummation of a business combination.

As our CEO, Mr. Daikeler has control over our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our Board of Directors (the "Board"). As a board member and officer, Mr. Daikeler owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Daikeler is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally. Even if Mr. Daikeler’s employment with us is terminated, if he remains a member of the Board, he will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval.

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

So long as more than 50% of the voting power for the election of directors of the Company is held by an individual, a group or another company, the Company will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As of December 31, 2024, Mr. Daikeler and certain of his affiliated entities currently control in the aggregate over 80% of the voting power of our outstanding capital stock. As a result, the Company will be a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

We track certain operational and business metrics, including total workouts and average monthly workouts per connected fitness subscription, with internal methods, which are not independently verified by any third-party and, are often reliant upon an interface with mobile operating systems, networks and standards that we do not control. Our internal methods have limitations and our process for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal methods we use under-count or over-count metrics related to our total workouts, average monthly workouts per connected fitness subscription or other metrics as a result of algorithm or other technical errors, the operational and business metrics that we report may not be accurate. In addition, limitations or errors with respect to how we measure certain operational and business metrics may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our operational and business metrics are not accurate representations of our business, market penetration, retention or engagement; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, and our operating and financial results could be adversely affected.

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

In addition, the Financing Agreement requires us to maintain certain minimum consolidated EBITDA (as defined in the Financing Agreement) levels and maintain minimum Liquidity (as defined in the Financing Agreement). The Financing Agreement also contains other customary representations, warranties and covenants. Events beyond our control can affect our ability to meet these covenants. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities.

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

Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. In addition, changes to our results of operations and financial condition, particularly as a result of the Pivot, may result in a failure to comply with our debt covenants contained in our existing, or any future, debt agreements. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.

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

We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness, including the payment of the outstanding principal as of the maturity date of the Term Loan (February 8, 2026). If our cash flow and capital resources are insufficient to fund our debt service obligations, or to repay the Term Loan upon its maturity, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our indebtedness, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The Term Loan pursuant to the Financing Agreement is scheduled to mature on February 8, 2026. The Company is currently in discussions with a third-party lender who has provided an executed term sheet and a non-binding commitment letter (the "Commitment Letter") for an asset-based lending facility (the "ABL Facility") for a term of at least three years that would provide the Company sufficient liquidity to pay-off the Term Loan and have additional sufficient liquidity available for the cash flow needs of the Company. While the Company anticipates finalizing the ABL Facility with the third-party lender by June 30, 2025, there can be no assurances that we will be able to finalize the ABL Facility under the terms of the Commitment Letter. We may be unable to refinance any of our indebtedness prior to maturity or obtain additional financing. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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

We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our culture, which is based on our core purpose that we are here to help people achieve their goals and lead healthy, fulfilling lives. We need to maintain our culture among a diverse number of employees, dispersed across various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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

In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the CCPA, which created new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, receive detailed information about how their personal information is used and shared, and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA also prohibits discrimination against individuals who exercise their privacy rights. Additionally, the CPRA, was passed in California in November 2020 and became effective in July 2023 and effectively replaces and expands the scope of the CCPA. In particular, the CPRA restricts the use of certain categories of sensitive personal information that we handle; establishes restrictions on the retention of personal information; expands the types of data breaches subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the CPRA, as well as impose administrative fines. The CPRA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action has increased the likelihood of, and risks associated with, data breach litigation.

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

In the EU, the GDPR came into effect in 2018 and implemented stringent operational requirements for processors and controllers of personal data, including, for example, requiring expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notifications, and higher standards for data controllers to demonstrate that they have obtained either valid consent or have another legal basis to justify their data processing activities. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities, which could further limit our ability to use and share personal data and could require localized changes to our operating model. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the United States. For example, in 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information from the EU to the U.S.) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In addition, after the UK, left the EU, the UK enacted the UK GDPR, which together with the amended UK Data Protection Act 2018 retains the GDPR in UK national law, but also creates complexity and uncertainty regarding transfers between the UK and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model. Other jurisdictions besides the United States, EU and UK also have laws governing data privacy and security, such as Brazil’s Lei Geral de Proteção de Dados (“LGPD”), or are considering the adoption of new laws. Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in some jurisdictions.

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

Certain of our information technology ("IT") systems are designed and maintained by us and are critical for the efficient functioning of our business, including the manufacture and distribution of our connected fitness products, online sales of our connected fitness products, and the ability of our customers to access content on our platform. As we grow, we continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill customer orders and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our IT systems, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain.

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

The Pivot may have a negative impact on our relationships.

Our business relationships, including relationships with our customers, suppliers, vendors, Partners and affiliates and employees are important for our business. Any negative impact on such relationships could have a material adverse effect on our business, results of operations, reputation or financial condition.

If we suffer a security breach or otherwise fail to properly maintain the confidentiality and integrity of our data, including customer credit card, debit card and bank account information, our reputation and business could be materially and adversely affected.

In the ordinary course of business, we collect and transmit customer and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information ("PII"). We also use vendors and, as a result, we manage a number of third-party contractors who have access to our confidential information, including third-party vendors of IT and data security systems and services.

In 2023, the SEC issued final rules related to cybersecurity risk management, strategy governance and incident disclosure, which may further increase our regulatory burden and the cost of compliance in such events. We needed to comply with the cybersecurity incident reporting obligations by December 18, 2023 and needed to comply with the other disclosure obligations beginning with annual reports for fiscal years ending on or after December 15, 2023. In addition, many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal information. These laws may be subject to alterations and revisions, and if we fail to comply with our obligations under such laws in the jurisdictions in which we operate, we could be subject to regulatory action and lawsuits. We may also have other obligations, for example, under contracts, to notify customers or other counterparties of a security incident, including a data security breach. Regardless of our contractual protections, if an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer protection, and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

We could be subject to a cyber incident or other adverse event that threatens the confidentiality, integrity or availability of information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, vendors and employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their IT systems and will likely continue to experience security incidents of varying degrees. While we do not believe these incidents have had a material impact to date, as our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to customer data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets.

Some of the data we collect or process is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees and others. Because we accept electronic forms of payment from customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other PII in various information systems that we maintain and in those maintained by third parties with whom we contract to provide credit card processing. We also maintain important internal company data, such as PII about our employees and information relating to our operations. The integrity and protection of customer, distributor, and employee data are critical to us.

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

We increasingly rely on information systems, including our technology-enabled platform through which we distribute workouts to our consumer base, point-of-sale processing systems and other information systems managed by third parties, to interact with our customers, billing information and other PII, collection of cash, legal and regulatory compliance, management of our supply chain, accounting, staffing, payment of obligations, automated clearing house ("ACH") transactions, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems, and any potential failure of third parties to provide quality uninterrupted service is beyond our control.

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
•
economic sanctions and anti-boycott laws, including laws administered by the U.S. Department of Treasury, Office of Foreign Assets Control and the EU;
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

We are subject to the risk of payment processors changing or divesting their relationships with us.

Our customers pay for our products and services using a variety of different payment methods, including credit and debit cards and gift cards. We rely on third parties to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, including as a result of our payment processors terminating their services, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage our third-party payment processors to bill customers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact customer acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service.

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

A growing portion of our customers access our platform through BODi and there is no guarantee that popular mobile devices will continue to support BODi or that mobile device users will use BODi rather than competing products. We are dependent on the interoperability of BODi with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering or give preferential treatment to competitors could adversely affect our platform’s usage on mobile devices. Additionally, in order to deliver high-quality mobile content, it is important that our digital offering is designed effectively and works well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our customers to access and use our platform on their mobile devices or customers find our mobile offerings do not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or if our customers choose not to access or use our platform on their mobile devices or use mobile products that do not offer access to our platform, our subscriber growth and subscriber engagement could be adversely impacted.

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
•
a decline in the public’s interest in fitness and nutrition;
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
•
litigation related to challenges to our prior MLM business model;
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

If the NYSE delists our common stock from trading on its exchange for failure to meet the continued listing standards, we and our securityholders could face significant material adverse consequences including:

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

Our Second Amended and Restated Certificate of Incorporation provides that we may issue up to 2,000,000,000 shares, consisting of: (i) 1,600,000,000 shares of Class A common stock; (ii) 200,000,000 shares of Class X common stock; (iii) 100,000,000 shares of Class C common stock, $0.0001 par value per share; and (iv) 100,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2024, there are 4,218,828 and 2,729,003 shares of Class A common stock and Class X common stock outstanding, respectively. As of December 31, 2024, there are no shares of Class C common stock or preferred stock outstanding. Future issuances of shares of our Class A common stock or other securities convertible into, or exchangeable or exercisable for, shares of our Class A common stock could dilute stockholders and could have an adverse effect on the market price per share of our Class A common stock. Holders of our Class A common stock are not entitled to preemptive rights or other protections against dilution.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not expect to declare or pay any cash dividends in the foreseeable future. As a result, only appreciation of the price of our Class A common stock, if any, will provide a return to investors who invest in our Class A common stock.

Declines in our financial performance have resulted in and could result in future impairment charges.

United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Significant deviation from forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In 2024, we recognized an impairment of our goodwill of $20.0 million. In 2023, we recognized an impairment of our goodwill and various intangible assets of $40.0 million and $3.1 million, respectively. Any significant impairment write-down of goodwill or long-lived assets in the future and the negative perception of such impairment could have an adverse effect on our stock price and could impair our ability to obtain new financing on commercially reasonable terms.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy, and impact our stock price.

We face a securities class action suit related to our business combination transaction. In addition, stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board's attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are required to comply with the SEC’s rules relating to Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Our independent registered public accounting firm may be required to audit the effectiveness of our internal controls over financial reporting pursuant to Section 404 in future Form 10-K filings. Our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

Further, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal controls over financial reporting are not effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

If we identify material weaknesses in our internal control over financial reporting which, if not remediated appropriately or timely, could result in the loss of investor confidence and adversely impact our business operations and our stock price.

If we were to identify any material weaknesses, or if we are otherwise unable to maintain effective internal control over financial reporting, then our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be in violation of covenants contained in the agreements governing our debt. We could also be subject to sanctions or investigations by the stock exchange on which our shares are listed, the SEC or other regulatory authorities, which could result in a material adverse effect on our business. These outcomes could subject us to litigation, civil or criminal investigations or enforcement actions requiring the expenditure of financial resources and diversion of management time, could negatively affect investor confidence in the accuracy and completeness of our financial statements and could also adversely impact our stock price and our access to the capital markets.

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

As a company with publicly-traded securities, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE and other applicable securities laws and regulations. These rules and regulations require the adoption of controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs. These obligations also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. Furthermore, as a public company our business and financial condition is more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our common stock.

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

In addition, we may be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect that at such time we will incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have resources to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Second Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents or our stockholders, (3) any action asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL, (4) any action to interpret, apply, enforce or determine the validity of our Proposed Charter or Bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. A complaint asserting a cause of action under the Securities Act of 1933, as amended, may be brought in state or federal court. With respect to the Securities Exchange Act of 1934, as amended, only claims brought derivatively under the Securities Exchange Act of 1934, as amended, would be subject to the forum selection clause described above. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws to be inapplicable or unenforceable in such action. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and operating results. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

•
the continued market acceptance of, and the growth of the fitness and nutrition market;
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

As of December 31, 2024, we had approximately $357.2 million in federal and $420.4 million in state NOLs. Of this amount, our state NOLs and $2.3 million of our federal NOLs will begin to expire in 2025 and 2037, respectively, and the remainder of our federal NOLs is not subject to expiration but generally may only be used to offset 80% of our taxable income.

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

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Senior Vice President ("SVP") Enterprise Technology and Security, as part of the Board’s continuing education on topics that impact public companies. Regular briefings ensure the Board remains informed about evolving threats and the organization’s security posture.

Our management team, which includes the SVP Enterprise Technology & Security, Chief Operating Officer (COO), Chief Financial Officer (CFO), and General Counsel, collectively assesses and manages material cybersecurity threats. This team oversees the organization’s cybersecurity risk management program and works closely with the SVP Enterprise Technology and Security, who oversees both enterprise IT and Security functions, ensuring alignment of technology and security strategies. With over 30 years of experience, the SVP Enterprise Technology and Security has served as Chief Information Officer and Vice President of IT for leading companies across Consumer Products, Energy and Media sectors on a global scale, with a strong focus in IT and operational technology security governance, compliance, and operations.

The dedicated Security function, led by the SVP Enterprise Technology and Security, effectively manages cyber risks while enabling business innovation and technology solutions. The team employs a multifaceted approach to cybersecurity, including prevention, detection, mitigation, and remediation of risks and incidents. Relevant efforts leverage internal security expertise, external consulting services, threat intelligence, alerts from advanced security tools deployed across our technical environments, other information obtained from government, public or private sources, and our security service providers.

Item 2. Properties.

Our corporate headquarters are located in El Segundo, California, where we occupied facilities totaling approximately 42,000 square feet under a lease that expired on November 30, 2024. The lease was renewed for 26 months, and expires in 2027, and the amended lease reduced the space leased to approximately 9,400 square feet. See Note 12, Leases, for more information on the lease renewal for our corporate headquarters. In addition to our corporate headquarters, we owned and operated as of December 31, 2023 a production facility of approximately 19,400 square feet in Van Nuys, California where we produce our content.

On February 29, 2024, we sold the Van Nuys production facility and entered into a five year lease of the facility. See Note 6, Property and Equipment, Net, for more information on the sale and leaseback of the Van Nuys production facility.

We intend to minimize our need to procure additional space as we add employees and expand geographically due to our emphasis on remote-first capabilities for our corporate workforce. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3. Legal Proceedings.

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 28 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. As of the date of this report, twelve arbitrations have been settled for nominal fees per arbitration. The remaining arbitrations continue to move forward. This matter is pending as of the date of this annual report. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

On September 6, 2023 Dish Technologies LLC and SLING TV LLC (the "DISH Entities") filed a complaint with the United States District Court for the District of Delaware alleging that the Company infringed on the DISH Entities' patents and used technology belonging to the DISH Entities without their permission. The plaintiffs are seeking monetary damages and injunctive relief. In an effort to avoid any further unnecessary litigation costs, the parties entered into a Confidential Standstill and Tolling Agreement as of April 16, 2024 which included a dismissal of the case by the DISH Entities without prejudice and an agreement by the DISH Entities not to institute any litigation proceedings against the Company under the patents any earlier than April 1, 2027 in exchange for a one-time immaterial payment to the DISH Entities by the Company.

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

The Reilly Action generally alleges that the proxy that Forest Road issued prior to the Merger contained numerous material misstatements and omissions that impaired the Forest Road stockholders’ ability to make an informed decision regarding whether to redeem their stock in connection with the Merger. The plaintiff also asserts that the Merger was a conflicted transaction because the Forest Road Sponsor Defendants and the former Forest Road directors were incentivized to close the Merger even if it was a value-decreasing transaction for Forest Road’s public stockholders. As to the Company, Meyer, and Raine, the complaint alleges that these defendants aided and abetted the Forest Road defendants’ disclosure violations. On December 5, 2024, the plaintiffs in the Reilly Action dismissed without prejudice the aiding and abetting claims against the Company and Raine. Consequently, the Company is not currently a party to the litigation but its indemnification obligations as to certain of the remaining defendant directors remain.

On February 17, 2025, the remaining defendants filed their opening brief in support of their motion to dismiss the amended complaint. Plaintiff's opposition is due no later than 60 days after February 17, and defendant's reply will be due no later than 30 days of when plaintiff files its opposition.

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately 6,239 subscribers of BODi and intends to file similar demands for each person. The plaintiffs are seeking monetary damages as well as injunctive and equitable relief. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock began trading on the NYSE under the symbol “BODY” on June 28, 2021. Prior to that date, there was no public trading market for our Class A common stock. On March 4, 2024 we changed the symbol to "BODI".

Our Class X common stock is not listed or traded on any stock exchange.

Our Class C common stock is not listed or traded on any stock exchange.

Holders of Record

As of March 21, 2025, there were 40 registered holders of our Class A common stock, three registered holders of our Class X common stock, and no registered holders of our Class C common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Repurchases of Our Common Stock

There were no repurchases of common stock during the fourth quarter of 2024.

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
our anticipated market opportunity;
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

Overview

BODi is a leading fitness and nutrition company. We focus primarily on digital content, supplements, connected fitness, and consumer health and wellness. Our goal is to continue to provide holistic health and fitness content, subscription-based solutions and digital program sales. We are the creator of some of the world’s most popular fitness programs, including P90X®, Insanity® and 21 Day Fix®, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix® and 2B Mindset®, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our Beachbody on Demand Interactive ("BODi") streaming services.

We offer nutritional products such as Shakeology® nutrition shakes, Beachbody Performance supplements and BEACHBAR® snack bars.

In the fitness and nutrition industry, we focus primarily on digital content, supplements, connected fitness, and consumer health and wellness. Our goal is to continue to provide holistic fitness and nutrition content and subscription-based solutions. Leveraging our history of fitness content creation, nutrition innovation, and our affiliates, we plan to continue market penetration into the fitness and nutrition markets to reach a wider fitness and nutrition audience. Management has determined that it will no longer sell connected fitness inventory in early 2025.

Our revenue is generated primarily through affiliates, social media marketing channels, direct response advertising and ecommerce marketplaces like Amazon. In addition, prior to the Pivot (as defined below), an additional primary source of revenue was our network of Partners. Components of revenue include recurring digital subscription revenue, revenue from the sale of nutritional and other products and connected fitness revenue. In addition to selling individual products on a one-time basis, we bundle digital and nutritional products together at discounted prices.

On September 30, 2024, the Company announced a restructuring of its network business (the “Pivot”) which transitioned the Company’s multi-level marketing model (“MLM”) to a single level affiliate model and reduced the Company's headcount by approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024.

For the year ended December 31, 2024, as compared to the year ended December 31, 2023:

•
Total revenue was $418.8 million, a 21% decrease;
•
Digital revenue was $224.3 million, a 13% decrease;
•
Nutrition and other revenue was $187.8 million, a 25% decrease;
•
Connected fitness revenue was $6.6 million, a 66% decrease;
•
Operating expenses were $353.6 million, compared to $464.1 million;
•
Net loss was $71.6 million, compared to a net loss of $152.6 million; and
•
Adjusted EBITDA was $28.3 million, compared to Adjusted EBITDA loss of $8.7 million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Recent Developments

Pivot Restructuring

On September 30, 2024, the Company announced the Pivot which transitioned the Company’s MLM model to a single level affiliate model and reduced the Company's headcount by approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024. The actions associated with the Pivot resulted in approximately $18.5 million in costs recorded in the Company's consolidated statement of operations in the year ending December 31, 2024.

The following table details the costs incurred and benefits realized associated with the Pivot in the year ended December 31, 2024:

Pivot Restructuring	Year Ended December 31,
(in thousands)	2024

Accelerated depreciation on long-lived assets (1)	$11,125
Termination and retention benefits (2)	6,203
Incremental inventory adjustments (3)	1,444
Modification of stock awards (4)	(308)
Total Restructuring Costs	$18,464

(1) Due to the Pivot, certain long-lived assets with a net book value of approximately $12.8 million will not be used by the Company after December 31, 2024. The Company performed an impairment review for its long-lived assets, including the long-lived assets that will not be used after December 31, 2024. The Company performed a test of recoverability and concluded that the carrying value of its long-lived assets, which are all in one asset group, were recoverable. The Company decreased the average remaining useful lives for the long-lived assets that were impacted by the Pivot from 25 months prior to the Pivot to 3 months after the Pivot. This resulted in accelerated depreciation expense of $11.1 million that was recorded in the Company's consolidated statement of operations in the year ended December 31, 2024. See Note 6, Property and Equipment, Net, for additional information on the accelerated depreciation.

(2) Termination ($5.1 million) and retention benefits ($1.1 million) which are included in restructuring expense in the Company's consolidated statement of operations of approximately $6.2 million were recorded in the year ended December 31, 2024.

(3) Consists of (a) inventory adjustments recorded associated with the decision by management to no longer sell connected fitness inventory beginning in early 2025, which were recorded in cost of revenue-connected fitness ($1.2 million) and (b) inventory adjustments for nutrition and other inventory impacted by the Pivot which were recorded in cost of revenue-nutrition and other ($0.2 million) in the consolidated statement of operations in the year ended December 31, 2024. See Note 4, Inventory, for additional information on the incremental inventory adjustments.

(4) Modification of stock awards for employees who were impacted by the Pivot which includes accelerating the vesting of any options or restricted stock units ("RSU's") that would have vested within six months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees termination date (that is, three month in addition to the standard three months per original agreement), which resulted in a decrease to equity based compensation expense of $0.3 million in the Company's consolidated statement of operations for the year ended December 31, 2024. See Note 17, Equity-Based Compensation, for more information on the modification of stock awards.

Goodwill Impairment

Our annual goodwill impairment test, which was performed as of December 31, 2024, determined that our goodwill was impaired and we recorded goodwill impairment of $20.0 million for the year ended December 31, 2024. See Note 1, Description of Business and Summary of Significant Accounting Policies and Note 8, Goodwill, to our consolidated financial statements included elsewhere in this Report for additional information regarding the goodwill impairment recorded for the year ended December 31, 2024.

Term Loan Amendment No. 6

On October 18, 2024, (the “Term Loan Sixth Amendment Effective Date”), the Company and Blue Torch entered into Amendment No. 6 to the Financing Agreement (the “Term Loan Sixth Amendment”), which amended the Company’s existing Financing Agreement (as defined below). The Term Loan Sixth Amendment amends, among other things, certain terms of the Financing Agreement including without limitation, to (1) remove the minimum revenue financial covenant, (2) amend the minimum liquidity financial covenant, (3) include a minimum consolidated EBITDA (as defined in the Financing Agreement) financial covenant, (4) increase the quarterly principal payments on the Term Loan over the remaining quarterly periods, payable in monthly installments, until the maturity of the Term Loan, and (5) amend certain financial definitions, reporting covenants and other covenants thereunder.

In connection with the Term Loan Sixth Amendment, on the Term Loan Sixth Amendment Effective Date, the Company made partial prepayments on the Term Loan of $3.2 million along with the related prepayment premium of 2% on $2.0 million of the partial prepayments and accrued interest. The partial prepayment of $3.2 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Term Loan Sixth Amendment Effective Date ($0.4 million) which in addition to the prepayment premium was recorded as a loss on partial debt extinguishment of $0.5 million in the year ended December 31, 2024. The Company also incurred a 1% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.3 million).

In connection with the Term Loan Sixth Amendment, the Company also amended and restated the Term Loan Warrants (as defined below) for the purchase of 97,482 shares of the Company’s Class A common stock. The amendment of the Term Loan Warrants amended the exercise price from $9.16 per share to $6.26 per share.

See Note 11, Debt, for additional information on the Term Loan Sixth Amendment and amendments to the Term Loan Warrants.

2024 Repricing of Stock options

The Company determined that a significant portion of its outstanding stock options under the 2020 Plan (as defined below) and the 2021 Plan (as defined below) had an exercise price per share that was significantly higher than the current fair market value of the Company’s common stock (the “2024 Underwater Options”). The Compensation Committee of the Board resolved that it was in the best interests of the Company and its stockholders to amend certain of the 2024 Underwater Options (the “2024 Amended Underwater Options”) for current employees and consultants of the Company to reduce the exercise price of the 2024 Amended Underwater Options to the closing per share price of the Company’s common stock on November 13, 2024 (the “2024 Repricing”). The Company had 451,115 2024 Amended Underwater Options which had their exercise price amended to $6.43 per option.

The Company recognized incremental stock-based compensation of $0.4 million which was recorded as of the 2024 Repricing, related to 292,031 vested 2024 Amended Underwater Options.

The Company also determined that outstanding stock options under the Inducement Plan (as defined below) had an exercise price per share that was significantly higher than the current fair market value of the Company’s common stock (the “2024 Underwater Inducement Plan Options”). The Compensation Committee of the Board resolved that it was in the best interests of the Company and its stockholders to amend the 2024 Underwater Inducement Plan Options (the “2024 Amended Underwater Inducement Plan Options”) for the Executive Chairman of the Company to reduce the exercise price of each 2024 Amended Underwater Inducement Plan Option to the closing per share price of the Company’s common stock on November 13, 2024 (the “2024 Inducement Plan Repricing”). The Company had 477,661 2024 Amended Underwater Inducement Plan Options which had their exercise price amended to $6.43 per option.

As part of the 2024 Inducement Plan Repricing, the Company also determined that the Company's Executive Chairman's 318,440 Performance-Vesting Options would be converted from Performance-Vesting Options to Time-Vesting Options and thus those options will vest and become exercisable with respect to 25% of the Time-Vesting Options on each of the first four anniversaries of June 15, 2023.

The Company recognized incremental stock-based compensation of $0.1 million which was recorded as of the 2024 Inducement Plan Repricing, related to 119,416 vested 2024 Amended Underwater Inducement Plan Options. In addition, incremental stock-based compensation of $0.5 million was recorded upon the conversion of 79,610 Performance-Vesting Options to Time-Vesting Options which resulted in the full vesting of the unamortized expense for those options upon the conversion.

See Note 17, Equity-Based Compensation, for additional information on the 2024 Repricing of Stock Options.

El Segundo Lease

On November 11, 2024, the Company entered into an amendment to its lease of its headquarters in El Segundo, CA. The amendment extended the lease for 26 months from the original termination date of November 30, 2024 to January 31, 2027 and reduced the leased space from approximately 42,000 square feet to approximately 9,400 square feet. The annual base rent is approximately $0.4 million, with annual increases of approximately 3%.

See Note 12, Leases, for additional information on the amendment of the El Segundo lease.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions:

	As of December 31,
	2024	2023
(in millions)
Digital subscriptions	1.07	1.31
Nutritional subscriptions	0.09	0.16

	Year Ended December 31,
	2024	2023
(in millions, except for percentages)
Average digital retention	96.8%	96.0%
Total streams	87.4	98.2
DAU/MAU	31.7%	31.3%

Revenue	$418.8	$527.1
Gross profit	$287.3	$323.1
Gross margin	68.6%	61.3%

Net loss	$(71.6)	$(152.6)
Adjusted EBITDA (1)	$28.3	$(8.7)

(1) See “Non-GAAP Information” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Digital Subscriptions

Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions include BOD (through March 2023) and BODi. Digital subscriptions include paid and free-to-pay subscriptions with free-to-pay subscriptions representing less than 1% of total digital subscriptions on average. Digital subscriptions are inclusive of all billing plans, currently for annual, semi-annual, quarterly and monthly billing intervals. In addition, we also have promotional offers which at times include membership options for greater than one year or the ability to buy a subscription for one year and get the second year free ("BOGO").

Nutritional Subscriptions

Nutritional subscriptions include monthly subscriptions for nutritional products such as Shakeology, Beachbody Performance and BEACHBAR. We also may package and bundle the content experience of digital subscriptions with nutritional subscriptions to optimize customer results.

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

We define and calculate Adjusted EBITDA as net income (loss) adjusted for impairment of goodwill and intangible assets, depreciation and amortization, amortization of capitalized cloud computing implementation costs, amortization of content assets, interest expense, income tax provision, equity-based compensation, restructuring costs and other items that are not normal, recurring, operating expenses necessary to operate the Company’s business as described in the reconciliation below.

We include this non-GAAP financial measure because it is used by management to evaluate BODi’s core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-cash (for example, in the case of depreciation and amortization, impairment of goodwill and intangible assets and equity-based compensation) or are not related to our underlying business performance (for example, in the case of restructuring costs, interest income and interest expense).

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net loss	$(71,642)	$(152,641)
Adjusted for:
Impairment of goodwill	20,000	40,000
Impairment of intangible assets	—	3,092
Impairment of other investment	—	4,000
Loss on partial debt extinguishment (1)	2,379	3,168
Depreciation and amortization (2)	31,439	39,573
Amortization of capitalized cloud computing implementation costs	150	179
Amortization of content assets	15,667	23,755
Interest expense	6,882	8,874
Income tax provision	239	37
Equity-based compensation (3)	17,069	23,891
Employee incentives, expected to be settled in equity (4)	—	(5,466)
Pivot Restructuring (5)	7,647	—
Restructuring and platform consolidation costs (6)	1,644	7,169
Change in fair value of warrant liabilities	(1,144)	(2,679)
Gain on sale of property and equipment	(784)	—
Non-operating (7)	(1,229)	(1,649)
Adjusted EBITDA	$28,317	$(8,697)

(1) Represents the loss related to the $1.0 million, $5.5 million, $4.0 million and $3.2 million partial debt prepayments that the Company made on January 9, 2024, February 29, 2024, April 5, 2024 and October 18, 2024, respectively, and the $15.0 million partial debt prepayment that the Company made on July 24, 2023.

(2) Includes accelerated depreciation expense of $11.1 million for the year ended December 31, 2024 related to certain long-lived assets that due to the Pivot will not be used by the Company after December 31, 2024.

(3) Includes benefits due to the modification of stock awards of $0.8 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

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

(5) Includes (a) restructuring expense and personnel costs associated with the Pivot of $6.2 million during the year ended December 31, 2024 and (b) adjustments recorded to connected fitness inventory of $1.2 million due to the decision to cease the sale of connected fitness inventory beginning in early 2025 and adjustments recorded to nutrition and other inventory of $0.2 million due to the Pivot, in the year ended December 31, 2024.

(6) Includes restructuring expense and personnel costs associated with key initiatives of $1.6 million during the year ended December 31, 2024 and restructuring expense and personnel costs of $7.2 million associated with executing our key growth priorities during the year ended December 31, 2023. The cost primarily relates to termination benefits related to headcount reductions.

(7) Primarily includes interest income.

Results of Operations

The Company has one operating segment. The following discussion of our results of operations is on a consolidated basis.

(in thousands)	Year Ended December 31,
	2024	2023
Revenue:
Digital	$224,335	$258,370
Nutrition and other	187,835	249,510
Connected fitness	6,626	19,229
Total revenue	418,796	527,109
Cost of revenue:
Digital	41,884	64,942
Nutrition and other	78,172	109,170
Connected fitness	11,396	29,910
Total cost of revenue	131,452	204,022
Gross profit	287,344	323,087
Operating expenses:
Selling and marketing	200,145	282,147
Enterprise technology and development	76,370	74,407
General and administrative	49,190	57,932
Restructuring	7,847	6,497
Impairment of goodwill	20,000	40,000
Impairment of intangible assets	—	3,092
Total operating expenses	353,552	464,075
Operating loss	(66,208)	(140,988)
Other income (expense)
Loss on partial debt extinguishment	(2,379)	(3,168)
Impairment of other investment	—	(4,000)
Change in fair value of warrant liabilities	1,144	2,679
Interest expense	(6,882)	(8,874)
Other income, net	2,922	1,747
Loss before income taxes	(71,403)	(152,604)
Income tax provision	(239)	(37)
Net loss	$(71,642)	$(152,641)

Revenue

Revenue includes digital subscriptions, digital program sales, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products, access to our online Partner business management platform (prior to November 1, 2024), preferred customer program memberships (prior to November 1, 2024) and other fitness-related products. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscriptions revenue is recognized ratably over the subscription period of up to 38 months.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$224,335	$258,370	$(34,035)	(13%)
Nutrition and other	187,835	249,510	(61,675)	(25%)
Connected fitness	6,626	19,229	(12,603)	(66%)
Total revenue	$418,796	$527,109	$(108,313)	(21%)

The decrease in digital revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily attributable to a $30.9 million decrease in revenue from our digital streaming services due to a 25% decrease in the average digital subscriptions in the current year as compared to the prior year on lower demand which was partially offset by the transition of all digital subscriptions to the higher priced BODi subscription over the past year. In addition, in the current year there was a decrease of $4.0 million in fees from Partners due to a 36% decrease in the average number of Partners for the current year as compared to the prior year which was also impacted by the discontinuation of this fee as of November 1, 2024 due to the Pivot. With the Pivot and the transition from an MLM model to an affiliate model, the Company no longer received fees from Partners beginning as of November 1, 2024 and will not receive fees from Partners in 2025. The Company recorded $9.9 million and $13.9 million of fees from Partners for the years ended December 31, 2024 and 2023, respectively. We may experience a decrease in both digital and nutrition revenue in 2025 as we transition from the MLM model and ramp up the single level affiliate model.

The decrease in nutrition and other revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily attributable to a $46.9 million decrease in revenue from nutritional products due to a 29% decrease in the average nutritional subscriptions in the current year as compared to the prior year on lower demand, a $9.4 million decrease in revenue generated from our preferred customer fees as there was a 41% decrease in the average number of preferred customers for the current year as compared to the prior year which was impacted by the discontinuation of this fee as of November 1, 2024 due to the Pivot, a $2.5 million decrease in fitness accessories revenue due to the decrease in Partners in the current period and a $2.2 million decrease in event ticket sales due primarily to the decrease in the number of, length of and attendance at events. With the Pivot and the transition from an MLM model to an affiliate model, the Company no longer received preferred customer fees beginning as of November 1, 2024 and will not receive preferred customer fees in 2025. The Company recorded $14.3 million and $23.7 million of preferred customer fees for the years ended December 31, 2024 and 2023, respectively. With the Pivot, the Company will also significantly reduce the number of, and length of, events, which will significantly reduce event ticket sales in 2025. The Company recorded $2.6 million and $4.8 million of event ticket sales for the years ended December 31, 2024 and 2023, respectively.

The decrease in connected fitness revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to an approximate 57% decrease in the number of bikes delivered (from approximately 20,900 in 2023 to approximately 9,000 in 2024) and an approximate 20% decrease in the average sales price for a bike. Management has determined that it will no longer sell connected fitness inventory beginning in early 2025.

Cost of Revenue

Digital Cost of Revenue

Digital cost of revenue includes costs associated with digital content creation including amortization and revision of content assets, depreciation of streaming platforms, digital streaming costs and amortization of acquired digital platform intangible assets (in the 2023 period). It also includes customer service costs, payment processing fees, depreciation of production equipment, live trainer costs, facilities, and related personnel expenses.

Nutrition and Other Cost of Revenue

Nutrition and other cost of revenue includes product costs, shipping, logistics, fulfillment and warehousing, customer service, and payment processing fees. It also includes depreciation of nutrition-related e-commerce websites and social commerce platforms, amortization of acquired formulae intangible assets (in the 2023 period), facilities, and related personnel expenses.

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

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$41,884	$64,942	$(23,058)	(36%)
Nutrition and other	78,172	109,170	(30,998)	(28%)
Connected fitness	11,396	29,910	(18,514)	(62%)
Total cost of revenue	$131,452	$204,022	$(72,570)	(36%)

Gross profit
Digital	$182,451	$193,428	$(10,977)	(6%)
Nutrition and other	109,663	140,340	(30,677)	(22%)
Connected fitness	(4,770)	(10,681)	5,911	55%
Total gross profit	$287,344	$323,087	$(35,743)	(11%)

Gross margin
Digital	81.3%	74.9%
Nutrition and other	58.4%	56.2%
Connected fitness	(72.0%)	(55.5%)
Total gross margin	68.6%	61.3%

The decrease in digital cost of revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was due to a $8.1 million decrease in digital content amortization as a result of lower production spend, a $5.9 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets and a $3.9 million decrease in digital content revisions. The increase in digital gross margin for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily as a result of the decrease in expenses as noted above.

The decrease in nutrition and other cost of revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to an $11.1 million decrease in product costs due to a decrease in volume of products sold and a $8.5 million decrease in fulfillment, freight and shipping expenses related to the decrease in nutrition and other revenue, a $3.9 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, a $2.4 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue and lower inventory adjustments of $1.6 million. Nutrition and other gross margin increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily as a result of the decrease in depreciation expense and the decrease in customer service expense.

The decrease in connected fitness cost of revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was driven by a $6.0 million decrease in fulfillment, freight and shipping expenses related to the decrease in connected fitness revenue, a $5.7 million decrease in product costs as a result of an approximate 57% decrease in the number of bikes delivered and lower inventory adjustments of $4.7 million. The decrease in connected fitness gross margin for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due primarily to fixed expenses on lower connected fitness revenue and an approximate 20% decrease in the average sales price for a bike. Management has determined that it will no longer sell connected fitness inventory beginning in early 2025. The discontinuation of the sale of connected fitness inventory is expected to increase the

Company's gross profit and gross margin as connected fitness has experienced negative gross profit and gross margins for the years ended December 31, 2024 and 2023, respectively.

Operating Expenses

Selling and Marketing

Selling and marketing expenses primarily include the cost of Partner compensation, affiliate expenses (which began on November 1, 2024), advertising, royalties, promotions and events, and third-party sales commissions as well as the personnel expenses for employees and consultants who support these areas. Selling and marketing expenses also include depreciation of certain software and amortization of contract-based intangible assets (in the 2023 period). Selling and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue, timing of new content and nutritional product launches, and the timing of our media investments to build awareness around launch activity.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$200,145	$282,147	$(82,002)	(29%)
As a percentage of total revenue	47.8%	53.5%

The decrease in selling and marketing expense for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to a $49.4 million decrease in Partner compensation as a result of the decrease in the number of Partners, lower commissionable revenue, a decrease in the commission rate paid to Partners that started at the beginning of January 2024 and the discontinuation of the Partner network in December 2024, an $11.8 million decrease in event expenses due primarily to a decrease in the number of, length of, and attendance at events, an $11.0 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the current and prior year and a $4.5 million decrease in the amortization of intangible assets due to the impairment of certain assets in the fourth quarter of 2023. With the Pivot and the transition from the MLM model to an affiliate model, the Company will no longer incur Partner compensation in 2025. The Company recorded Partner compensation of $119.3 million and $168.6 million for the years ended December 31, 2024 and 2023, respectively. The Company will incur affiliate compensation but it is expected to be significantly less than the previously recorded Partner compensation. The Pivot will also significantly reduce the number of, and length of, events for Partners and these event expenses are expected to be reduced significantly in 2025. The Company recorded approximately $5.4 million and $17.2 million of event expenses for the years ended December 31, 2024 and 2023, respectively. The Company also expects a decrease in personnel-related expenses in 2025 due to the headcount reductions associated with the Pivot.

Selling and marketing expense as a percentage of total revenue decreased by 570 bps primarily due to the decrease in Partner compensation and event expenses.

Enterprise Technology and Development

Enterprise technology and development expenses primarily include personnel-related expenses for employees and professional fees paid to consultants to maintain the Company’s enterprise resource planning system, which is the core of our accounting, procurement, supply chain, and other business support systems and primarily relate to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. Enterprise technology and development also includes reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, and other non-customer facing applications. Enterprise technology and development expenses also include payroll and related costs for employees involved in the research and development of new and existing products and services, enterprise technology hosting expenses, depreciation of enterprise technology-related assets, software licenses, and technology equipment leases.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$76,370	$74,407	$1,963	3%
As a percentage of total revenue	18.2%	14.1%

The increase in enterprise technology and development expense for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to a $6.9 million increase in depreciation expense as a result of accelerated depreciation of $11.1 million related to certain long-lived assets that due to the Pivot will no longer be used by the Company after December 31, 2024 partially offset by a $4.6 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the current and prior year. With the Pivot and the transition from the MLM model to an affiliate model, the Company expects a decrease in personnel-related expenses in 2025, due to the headcount reductions associated with the Pivot, and a decrease in depreciation expense in 2025 due to the long-lived assets impacted by Pivot which were fully depreciated as of December 31, 2024.

Enterprise technology and development expense as a percentage of total revenue increased by 410 bps due to the accelerated depreciation on the long-lived assets impacted by the Pivot, as well as a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

General and administrative	$49,190	$57,932	$(8,742)	(15%)
As a percentage of total revenue	11.7%	11.0%

The decrease in general and administrative expense for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to a $4.4 million decrease in professional and accounting fees due to a management focus on decreasing spending, a $2.1 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period, a $1.5 million decrease in personnel-related expenses as a result of lower headcount primarily related to the restructuring activities that occurred in the current and prior year and a $0.8 million gain on the sale of the Van Nuys facility which was recorded as a reduction of general and administrative expenses in the year ended December 31, 2024. The Company expects a decrease in personnel related expenses in 2025 due to the headcount reductions associated with the Pivot.

General and administrative expense as a percentage of total revenue increased by 70 bps due to the decrease in revenue at a faster pace than the reduction in general and administrative expenses.

Restructuring

In 2024, restructuring charges related primarily to the Pivot which was announced by the Company on September 30, 2024 (see Note 15, Restructuring, for more information on the Pivot) and key initiatives. Restructuring charges in 2023 primarily relate to activities focused on aligning our operations with our key growth priorities, including a reduction in headcount. The charges incurred primarily consist of employee termination costs.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Restructuring loss	$7,847	$6,497	$1,350	21%

Impairment of Goodwill

Impairment of goodwill includes goodwill impairment in 2024 and 2023.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Impairment of goodwill	$20,000	$40,000	$(20,000)	(50%)

The Company performed its annual goodwill impairment test as of December 31, 2024 and 2023 and based on the quantitative analysis recognized goodwill impairment of $20.0 million and $40.0 million for the years ended December 31, 2024 and 2023, respectively.

Impairment of Intangible Assets

Impairment of intangible assets includes intangible asset impairment in 2023.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Impairment of intangible assets	$—	$3,092	$(3,092)	(100%)

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

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Loss on partial debt extinguishment	$(2,379)	$(3,168)	$789	(25%)
Impairment of other investment	—	(4,000)	4,000	(100%)
Change in fair value of warrant liabilities	1,144	2,679	(1,535)	(57%)
Interest expense	(6,882)	(8,874)	1,992	(22%)
Other income, net	2,922	1,747	1,175	67%

The decrease in loss on partial debt extinguishment for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to lower partial prepayments on the Term Loan ($13.7 million in the year ended

December 31, 2024 as compared to $15.0 million in the year ended December 31, 2023). The Company recorded an impairment of $4.0 million on its other investment during the year ended December 31, 2023. The $1.5 million decrease in the change in fair value of warrant liabilities during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily resulted from a relatively lower decline in our stock price during the current year partially offset by the issuance of the Common Stock Warrants on December 13, 2023 and the change in their value to December 31, 2024. The $2.0 million decrease in interest expense was primarily due to lower average borrowings under the Term Loan during the year ended December 31, 2024 due primarily to principal prepayments of $28.7 million on the outstanding Term Loan balance from July 1, 2023 to December 31, 2024. The $1.2 million increase in other income as compared to the prior year was primarily due to a $1.2 million gain on the sale of the expected settlement amount from the pending resolution of a legal claim made by the Company in the year ended December 31, 2024.

Income Tax Provision

Income tax provision consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(239)	$(37)	$(202)	NM

The income tax provision increase for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily driven by changes in our valuation allowance and an increase in the net expense from discrete events.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been sales of our equity, debt financing, and cash generated from our operations. As of December 31, 2024, we had $20.2 million in cash and cash equivalents.

Term Loan Maturity and Liquidity Considerations

As discussed in Note 11, Debt, the Company has a term loan facility (the “Term Loan”) with Blue Torch Finance, LLC ("Blue Torch") that matures on February 8, 2026. The Company is currently in discussions with a third-party lender who has provided an executed term sheet and a non-binding commitment letter (the “Commitment Letter”) for an asset-based lending facility (the “ABL Facility”) for a term of at least three years that would provide the Company sufficient liquidity to pay-off the Term Loan and have additional sufficient liquidity available for the cash flow needs of the Company.

While the Company anticipates finalizing the ABL Facility with the third-party by June 30, 2025, there can be no assurances that it will be able to finalize the ABL Facility under the terms of the Commitment Letter. Further, if the ABL Facility is not finalized as anticipated, the Term Loan has certain financial covenants, discussed further in Note 11, for which the Company anticipates that it may violate in the second half of 2025, and if such violations were to occur, would accelerate the maturity date of the Term Loan into the second half of 2025, impacting the Company’s liquidity and potentially impacting its ability to continue to operate in the normal course. Given the finalization of the ABL Facility is not within the control of the Company, the Company has concluded the near-term maturity of the Term Loan, including the anticipated potential violation of debt covenants, is a condition that raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

While the Company believes it will be able to enter into the ABL Facility by June 30, 2025, in the event the Company is unable to obtain the ABL Facility as anticipated, the Company has a number of actions under its control that will enable the Company to satisfy the outstanding Term Loan at maturity or if called in the event of a covenant violation, including reducing the liquidity needs of the business over the next twelve months through a combination of deferrals of voluntary cash expenditures and operating cost reductions. Management has determined that such actions are within their control and would mitigate the condition and alleviate the substantial doubt surrounding the ability to continue as a going concern by providing liquidity sufficient to both fully satisfy the Term Loan and continue to operate its business in the normal course.

As a result, the Company believes it will have adequate cash flows to support its ongoing operations for at least one year following the date that these consolidated financial statements are issued.

Term Loan

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement are guaranteed by the Guarantors, and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors (together with the Borrower, the “Loan Parties”), subject to customary exceptions. On July 24, 2023 the Company and Blue Torch entered into the Term Loan Second Amendment on the Term Loan Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million. In the year ended December 31, 2024, the Company made partial prepayments of $13.7 million on the Term Loan in connection with the Term Loan Third, Term Loan Fourth, Term Loan Fifth and Term Loan Sixth Amendments. As of December 31, 2024, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $21.9 million. During the year ended December 31, 2024, the Term Loan was a secured overnight financing rate ("SOFR") loan, with an effective interest rate of 24.15% and a cash interest rate of 12.62% for the year ended December 31, 2024.

The Financing Agreement contains financial covenants, customary representations, warranties, covenants and customary events of default. In particular, the Financing Agreement contains (1) a minimum liquidity financial covenant of $9.5 million from the Sixth Amendment Effective Date (as defined below) through December 31, 2024 and $13.0 million from January 1, 2025 to the maturity of the Term Loan and (2) a minimum consolidated EBITDA financial covenant of (a) $2.0 million for the three months ended December 31, 2024, (b) $4.5 million for the six months ended March 31, 2025, (c) $6.6 million for the nine months ended June 30, 2025, (d) $11.3 million for the twelve months ended September 30, 2025 and (e) $14.6 million for the twelve months ended December 31, 2025.

We were in compliance with the financial covenants as of December 31, 2024. As noted above, the Company believes that it may violate one or more of its financial covenants on its Term Loan in the second half of 2025. In addition, unexpected weakness in the demand for our products may interfere with our ability to remain in compliance with the financial covenants, in particular the minimum liquidity financial covenant and the minimum consolidated EBITDA financial covenant for which the cushion in passing is expected to narrow in upcoming quarters. Failure to comply with the financial and other covenants under the Financing Agreement, would constitute a condition of default and would allow Blue Torch to accelerate the maturity of all indebtedness under the Financing Agreement. If such acceleration were to occur, we would likely have to seek an amendment and/or waiver of the impacted financial covenant or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend the Financing Agreement or raise sufficient capital to repay such obligations in the event the maturity is accelerated. As noted above, the Company is currently in discussions with a third-party lender who has provided an executed term sheet and a non binding Commitment Letter for an ABL Facility for a term of at least three years that would provide the Company sufficient liquidity to pay-off the Term Loan and have additional sufficient liquidity available for the cash flow needs of the Company.

See Note 11, Debt, to our consolidated financial statements included elsewhere in this Report for additional information on the Term Loan.

Lease Obligations

As of December 31, 2024, we have $15.3 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 12, Leases, to our consolidated financial statements included elsewhere in this Report for discussion of our leases and Note 14, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Report for discussion of our contractual commitments that are primarily due within the next year.

Cash Flows

For the years ended December 31, 2024 and 2023, our net cash flows were as follows:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)

Net cash provided by (used in) operating activities	$2,562	$(22,537)
Net cash provided by (used in) investing activities	1,058	(10,826)
Net cash used in financing activities	(15,868)	(13,717)

As of December 31, 2024, we had cash and cash equivalents totaling $20.2 million.

Net cash provided by (used in) operating activities was $2.6 million and $(22.5) million for the years ended December 31, 2024 and 2023, respectively. The increase in cash provided by operating activities during the year ended December 31, 2024, compared to the prior year, was primarily due to a decrease in net loss of $81.0 million, an increase in cash provided by other assets of $21.7 million and a decrease of $6.2 million of cash used related to accounts payable partially offset by a decrease in asset impairment of $27.1 million, a decrease in cash provided by deferred revenue of $18.9 million, a $13.1 million decrease in cash provided by inventory, a decrease in depreciation and amortization expense of $8.1 million, a decrease in the amortization of content assets of $8.1 million and a decrease in provision for inventory of $6.4 million.

Net cash provided by (used in) investing activities was $1.1 million and $(10.8) million for the years ended December 31, 2024 and 2023, respectively. The increase in net cash provided by investing activities was due to proceeds received from the sale of the Van Nuys facility of $5.6 million and a decrease in capital expenditures of $2.0 million due to increased focus by management on capital expenditures, in particular related to technology, partially offset by $4.3 million of investment in restricted short-term investments in the year ended December 31, 2023.

Net cash used in financing activities was $15.9 million and $13.7 million for the years ended December 31, 2024 and 2023, respectively. The increase in net cash used in financing activities was primarily due to the prior year included proceeds received of $4.9 million, net of placement agent fees, related to the sale of 420,769 shares of Class A common stock and pre-funded warrants to purchase up to 122,821 shares of Class A common stock on December 13, 2023 partially offset by a decrease in debt repayments on our Term Loan in the current year.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth and overall economic conditions. We continue to assess and efficiently manage our working capital, and expect to generate additional liquidity through continued cost control initiatives. We believe that existing cash and cash equivalents and management's plan related to cost control initiatives will provide the Company with sufficient liquidity to meet our anticipated cash needs, including debt service requirements, for the next twelve months as well as for the longer-term (i.e., beyond the next twelve months).

On December 13, 2023, the Company issued 420,769 shares of Class A common stock at a purchase price of $9.75 per share and pre-funded warrants to purchase up to 122,821 shares of Class A common stock at a pre-funded purchase price of $9.7499 per share to certain institutional investors. The Company received proceeds of $4.9 million, net of placement agent fees. The Company also issued 543,590 Common Stock Warrants to purchase 543,590 shares of Class A common stock at an exercise price of $11.24 per share. On January 12, 2024, the investor exercised all of the pre-funded warrants and converted them into 122,821 shares of Class A common stock. See Note 16, Stockholders' Equity, to our consolidated financial statements included elsewhere in this Report for additional information regarding the Equity Offering.

We may also explore additional debt or equity financing to supplement our anticipated working capital balances and further strengthen our financial position, but do not at this time know which form it will take or what the terms will be. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. The sale of additional equity would result in additional dilution to our shareholders. There can be no assurances that we will be able to raise additional capital in amounts or on terms acceptable to us.

Critical Accounting Estimates

Our consolidated financial statements included elsewhere in this Annual Report have been prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We evaluate our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results in these areas could differ from management's estimates. Note 1, Description of Business and Summary of Significant Accounting Policies, to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Following are the Company's accounting policies impacted by judgments, assumptions and estimates.

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

In the three months ended September 30, 2024, management determined that it would no longer sell connected fitness inventory beginning in early 2025. Based on this decision, the Company recorded $1.2 million in adjustments in the year ended December 31, 2024 to reduce connected fitness inventory to net realizable value of zero at December 31, 2024. In addition, the Company recorded $0.2 million in adjustments in the year ended December 31, 2024 to reduce nutrition and other inventory impacted by the Pivot.

Including the adjustments for the connected fitness inventory ($1.2 million) and the adjustments for nutrition and other inventory ($0.2 million) due to the impact of the Pivot, during the years ended December 31, 2024 and 2023, we recorded adjustments to the carrying value of inventory of $4.2 million and $10.6 million, respectively, to reduce the carrying value of inventory on hand to net realizable value and to adjust for excess and obsolete inventory. The Company recorded $1.7 million and $3.4 million of these adjustments in nutrition and other cost of revenue for the years ended December 31, 2024 and 2023, respectively. The Company also recorded $2.5 million and $7.2 million of these adjustments in connected fitness cost of revenue for the years ended December 31, 2024 and 2023, respectively. Actual future write-offs of inventory may differ from estimates and calculations used to determine inventory adjustments due to changes in customer demand or other market conditions.

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

2024 Interim Goodwill Impairment Test

Due to the continued sustained decline in our market capitalization in the three and nine months ended September 30, 2024 and the impact of the Pivot, which was approved by the Board of the Company in late September 2024, the Company performed an interim test for impairment of its goodwill as of September 30, 2024.

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

2024 Goodwill Impairment Test

We assessed our long-lived assets for impairment prior to our goodwill impairment test, see discussion below related to the long-lived asset impairment test.

In testing for goodwill impairment as of December 31, 2024, we elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of our RU to estimated fair value. The determination of the fair value of the Company's RU was estimated using a combination of a market approach that considered benchmark company market multiples and an income approach that utilized discounted cash flows for the RU. The Company applied a 50% weighting to the income approach that utilized discounted cash flows and the benchmark company market multiples approach, in determining the fair value of the RU. The significant assumptions under each of these approaches include, among others; revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach, the control premium and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as the Company's expectations of future performance and the expected future economic environment, which are partly based upon the Company's historical experience.

The Company's estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on the Company's judgment of the rates that would be utilized by a hypothetical market participant. The Company also considered its market capitalization in assessing the reasonableness of the combined fair values estimated for its RU. The results of our annual test for impairment at December 31, 2024 concluded that the fair value of our RU was less than its carrying value. As a result, we recorded an impairment charge of $20.0 million related to our goodwill, which reduced our goodwill to $65.2 million at December 31, 2024. The impairment at December 31, 2024 was primarily due to the sustained decline in the Company's stock price, which decreased approximately 26% from December 31, 2023 to December 31, 2024, a decline in revenue of 21% for the year ended December 31, 2024 as compared to the prior year, and an expectation of continual decline in revenues in the near term due to the Pivot.

Management will continue to monitor its RU and long-lived asset group for changes in the business environment that could impact its fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our RU may include supply chain disruptions; the demand for at-home fitness solutions; adverse macroeconomic condition; volatility in the equity and debt markets which could result in higher weighted-average cost of capital and our subscriber growth rates. Changes in management's expectations of future performance could have a significant impact on the Company's RU fair value. It should be noted that revenue and expectations of revenue have a significant impact on the RU's fair value. For the year ended December 31, 2024 the Company's revenue decreased by 21% from the prior year. Continual decreases in revenue could have an impact on the future fair value of the Company's RU. The fair value of our RU has been impacted by and will continue to be impacted by the volatility in the market price of our common stock. The Company's stock price declined by 26% in the year ended December 31, 2024. Continued decreases in the Company's stock price may result in a decrease in the fair value of the Company's RU and potential for incremental goodwill impairment. Changes in any of the assumptions used in the valuation of the RU, or changes in the business environment could materially impact the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

2024 Long-Lived Asset Impairment Test

Due to reduced revenue and margin forecasts, we tested the related asset group for recoverability as of December 31, 2024 and September 30, 2024. In testing for recoverability, we compared the carrying value of the asset group to its forecasted undiscounted cash flows to determine whether it was recoverable. The Company performed a test for recoverability at December 31, 2024 and September 30, 2024 and concluded that the carrying value of its long-lived assets were recoverable at September 30, 2024, but were not recoverable as of December 31, 2024. The fair value of the assets within the asset group were then calculated to determine whether an impairment loss should be recognized. The fair value of the long-lived assets were estimated and calculated to be higher than the carrying value and thus no impairment was recognized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the years ended December 31, 2024 and 2023, approximately 10% of our revenue in each year was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

In the year ended December 31, 2023, management made a determination to cease entering into any further foreign exchange options at that time, which resulted in a decrease in the notional amount of the Company's outstanding foreign exchange options to zero at December 31, 2024 as all of the foreign exchange options expired prior to March 31, 2024. As part of the Pivot, the Company has decided to exit the sale of nutritional and other physical products in the UK and France. Nutrition and other revenue in the UK and France are not significant.

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

The aggregate notional amount of foreign exchange derivative instruments at December 31, 2024 and 2023 was zero and $4.4 million, respectively.

Interest Rate Risk

Our exposure to interest rate risk is primarily associated with our Term Loan borrowings, which were SOFR loans during the year ended December 31, 2024 and subject to variability in the SOFR rate. If the interest rate on our Term Loan were to increase or decrease by 1% for the year and our indebtedness remained constant throughout the period, our annual interest expense would not change materially. Further, our exposure to interest rate volatility is partially mitigated by interest income on our highly liquid investments. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties noted in the last few years, and we do not believe that our liquidity will be significantly impacted in the near future.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Beachbody Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Beachbody Company, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessment – Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The Company’s recorded goodwill balance was $65.2 million as of December 31, 2024. The Company assesses goodwill for impairment annually or more frequently if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. The results of the Company's annual test for impairment at December 31, 2024 concluded that the fair value of its reporting unit was less than its carrying value. As a result, the Company recorded a goodwill impairment charge of $20.0 million for the year ended December 31, 2024.

The Company’s evaluation of goodwill for impairment involves the comparison of the carrying value of its reporting unit to its estimated fair value. The determination of the fair value of the Company’s reporting unit was based on a combination of a market approach that considered benchmark company market multiples and an income approach that utilized discounted cash flows for its reporting unit.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment included the following, among others:

•
We evaluated the reasonableness of the revenue growth rate assumptions in management’s cash flow projections by comparing the forecasts to: (1) historical results, (2) internal communications to management and the Board of Directors, (3) current economic factors and analyst reports of the Company and companies in its peer group, and (4) forecasted information included in the Company’s press releases.
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
•
With the assistance of our fair value specialists, we evaluated the market approach that considered benchmark company market multiples and the control premium by:
o
Evaluating the reasonableness of the selected guideline public companies.
o
Assessing the acceptability of the selected market multiples and control premium by comparing them against independent research and analysis of the data.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 28, 2025

We have served as the Company's auditor since 2023.

The Beachbody Company, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents (restricted cash of $0.1 million at December 31, 2024 and 2023, respectively)	$20,187	$33,409
Restricted short-term investments	4,250	4,250
Inventory	16,303	24,976
Prepaid expenses	9,034	10,715
Other current assets	28,911	45,923
Total current assets	78,685	119,273
Property and equipment, net	12,749	45,055
Content assets, net	12,179	21,359
Goodwill	65,166	85,166
Right-of-use assets, net	3,063	3,063
Other assets	2,714	2,923
Total assets	$174,556	$276,839
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,534	$10,659
Accrued expenses	24,982	42,147
Deferred revenue	77,273	97,169
Current portion of lease liabilities	1,338	1,835
Current portion of Term Loan	9,500	8,068
Other current liabilities	5,011	5,325
Total current liabilities	127,638	165,203
Term Loan	9,668	21,491
Long-term lease liabilities, net	1,973	1,425
Deferred tax liabilities, net	1	10
Other liabilities	7,106	5,950
Total liabilities	146,386	194,079
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 4,218,828 and 3,978,356 shares issued and outstanding at December 31, 2024 and 2023, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at December 31, 2024 and 2023, respectively;	1	1
Class C: no shares issued and outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	671,735	654,657
Accumulated deficit	(643,518)	(571,876)
Accumulated other comprehensive loss	(49)	(23)
Total stockholders’ equity	28,170	82,760
Total liabilities and stockholders’ equity	$174,556	$276,839

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue:
Digital	$224,335	$258,370
Nutrition and other	187,835	249,510
Connected fitness	6,626	19,229
Total revenue	418,796	527,109
Cost of revenue:
Digital	41,884	64,942
Nutrition and other	78,172	109,170
Connected fitness	11,396	29,910
Total cost of revenue	131,452	204,022
Gross profit	287,344	323,087
Operating expenses:
Selling and marketing	200,145	282,147
Enterprise technology and development	76,370	74,407
General and administrative	49,190	57,932
Restructuring	7,847	6,497
Impairment of goodwill	20,000	40,000
Impairment of intangible assets	—	3,092
Total operating expenses	353,552	464,075
Operating loss	(66,208)	(140,988)
Other income (expense)
Loss on partial debt extinguishment	(2,379)	(3,168)
Impairment of other investment	—	(4,000)
Change in fair value of warrant liabilities	1,144	2,679
Interest expense	(6,882)	(8,874)
Other income, net	2,922	1,747
Loss before income taxes	(71,403)	(152,604)
Income tax provision	(239)	(37)
Net loss	$(71,642)	$(152,641)

Net loss per common share, basic and diluted	$(10.51)	$(24.47)
Weighted-average common shares outstanding, basic and diluted	6,818	6,239

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(71,642)	$(152,641)
Other comprehensive (loss) income:
Change in fair value of derivative financial instruments, net of tax	—	(360)
Reclassification of losses on derivative financial instruments included in net loss, net of tax	80	222
Foreign currency translation adjustment	(106)	78
Total other comprehensive loss	(26)	(60)
Total comprehensive loss	$(71,668)	$(152,701)

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Class A and Class X Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	6,243	$2	$630,738	$(419,235)	$37	$211,542
Net loss	—	—	—	(152,641)	—	(152,641)
Other comprehensive loss, net of tax	—	—	—	—	(60)	(60)
Equity-based compensation	230	—	23,891	—	—	23,891
Forfeitures of shares per the Forfeiture Agreement	(160)	—	—	—	—	—
Issuance of shares due to Employee Stock Purchase Plan	47	—	553	—	—	553
Issuance of Equity Offering, net of issuance costs	421	—	1,653	—	—	1,653
Tax withholdings on vesting of restricted stock	(74)	—	(2,178)	—	—	(2,178)
Balances at December 31, 2023	6,707	2	654,657	(571,876)	(23)	82,760
Net loss	—	—	—	(71,642)	—	(71,642)
Other comprehensive loss, net of tax	—	—	—	—	(26)	(26)
Equity-based compensation	107	—	17,069	—	—	17,069
Issuance of shares due to Employee Stock Purchase Plan	43	—	272	—	—	272
Tax withholdings on vesting of restricted stock	(32)	—	(263)	—	—	(263)
Pre-funded warrants exercised	123	—	—	—	—	—
Balances at December 31, 2024	6,948	$2	$671,735	$(643,518)	$(49)	$28,170

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(71,642)	$(152,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	20,000	40,000
Impairment of intangible assets	—	3,092
Impairment of other investments	—	4,000
Depreciation and amortization expense	31,439	39,573
Amortization of content assets	15,667	23,755
Provision for inventory	4,204	10,561
Realized losses on hedging derivative financial instruments	64	222
Change in fair value of warrant liabilities	(1,144)	(2,679)
Equity-based compensation	17,069	23,891
Deferred income taxes	5	(191)
Amortization of debt issuance costs	2,490	1,899
Paid-in-kind interest expense	808	1,310
Loss on partial debt extinguishment	2,379	3,168
Change in lease assets	—	1,967
Gain on sale of property and equipment	(784)	—
Changes in operating assets and liabilities:
Inventory	4,376	17,508
Content assets	(6,487)	(10,226)
Prepaid expenses	1,681	2,340
Other assets	17,237	(4,438)
Accounts payable	(906)	(7,103)
Accrued expenses	(16,570)	(20,293)
Deferred revenue	(16,693)	2,163
Other liabilities	(631)	(415)
Net cash provided by (used in) operating activities	2,562	(22,537)
Cash flows from investing activities:
Purchase of property and equipment	(4,542)	(6,576)
Investment in restricted short-term investments	—	(4,250)
Proceeds from sale of property and equipment	5,600	—
Net cash provided by (used in) investing activities	1,058	(10,826)
Cash flows from financing activities:
Debt repayments	(15,877)	(17,000)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	272	553
Tax withholdings payments for vesting of restricted stock	(263)	(2,178)
Proceeds from issuance of Equity Offering, net of issuance costs	—	4,908
Net cash used in financing activities	(15,868)	(13,717)
Effect of exchange rates on cash, cash equivalents and restricted cash	(974)	398
Net decrease in cash, cash equivalents and restricted cash	(13,222)	(46,682)
Cash, cash equivalents and restricted cash, beginning of year	33,409	80,091
Cash, cash equivalents and restricted cash, end of year	$20,187	$33,409
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,561	$5,389
Cash paid during the year for income taxes, net	232	11
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$225	$817
Supplemental disclosure of noncash financing activities:
Change in fair value of Term Loan warrants due to amended exercise price	$192	$802
Paid-in-kind fee recorded as incremental debt issuance cost	818	488

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

The Beachbody Company, Inc. (“BODi” or the “Company”) is a leading fitness and nutrition company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription to Beachbody On Demand (“BOD”) and, together with the Company’s live fitness and comprehensive nutrition programs, through subscription to Beachbody On Demand Interactive (“BODi”). During the three months ended March 31, 2023, the Company launched an improved BODi experience and began migrating all BOD-only members to BODi on their renewal dates. BODi offers nutritional products such as Shakeology nutrition shakes, Beachbody Performance supplements and BEACHBAR snack bars, which have been designed and clinically tested to help customers achieve their goals. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”), social media marketing channels, and direct response advertising. On September 30, 2024, the Company announced strategic initiatives to transition its network business from a Multi-Level Marketing ("MLM") model to a single level affiliate model (the "Pivot"). See Note 15, Restructuring, for more information on the Pivot.

Term Loan Maturity and Liquidity Considerations

As discussed in Note 11, Debt, the Company has a term loan facility (the “Term Loan”) with Blue Torch Finance, LLC ("Blue Torch") that matures on February 8, 2026. The Company is currently in discussions with a third-party lender who has provided an executed term sheet and a non-binding commitment letter (the “Commitment Letter”) for an asset-based lending facility (the “ABL Facility”) for a term of at least three years that would provide the Company sufficient liquidity to pay-off the Term Loan and have additional sufficient liquidity available for the cash flow needs of the Company.

While the Company anticipates finalizing the ABL Facility with the third-party lender by June 30, 2025, there can be no assurances that it will be able to finalize the ABL Facility under the terms of the Commitment Letter. Further, if the ABL Facility is not finalized as anticipated, the Term Loan has certain financial covenants, discussed further in Note 11, for which the Company anticipates that it may violate in the second half of 2025, and if such violations were to occur, would accelerate the maturity date of the Term Loan into the second half of 2025, impacting the Company’s liquidity and potentially impacting its ability to continue to operate in the normal course. Given the finalization of the ABL Facility is not within the control of the Company, the Company has concluded the near-term maturity of the Term Loan, including the anticipated potential violation of debt covenants, is a condition that raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

While the Company believes it will be able to enter into the ABL Facility by June 30, 2025, in the event the Company is unable to obtain the ABL Facility as anticipated, the Company has a number of actions under its control that will enable the Company to satisfy the outstanding Term Loan at maturity or if called in the event of a covenant violation, including reducing the liquidity needs of the business over the next twelve months through a combination of deferrals of voluntary cash expenditures and operating cost reductions. Management has determined that such actions are within their control and would mitigate the condition and alleviate the substantial doubt surrounding the ability to continue as a going concern by providing liquidity sufficient to both fully satisfy the Term Loan and continue to operate its business in the normal course.

As a result, the Company believes it will have adequate cash flows to support its ongoing operations for at least one year following the date that these consolidated financial statements are issued.

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

Segments

The Company has one operating and reporting segment. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”); how the business is defined by the CODM; the nature of the information provided to the CODM and how that information is used to make operating decisions; and how resources and performance are accessed. The Company's CODM is its chief executive officer ("CEO"). The results of the operations are provided to and analyzed by the CODM at the Company level and accordingly, key resource decisions and assessment of performance are performed at the Company level based on the Company’s consolidated net loss.

Summary of Significant Accounting Policies

Presentation of Financial Statements-Going Concern

The Company applies ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, about whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its financial statements are issued.

Reverse Stock Split

On November 21, 2023, we effected a 1-for-50 reverse stock split of our issued and outstanding common stock. Each stockholder's percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 1-for-50 reverse stock split. See Note 16, Stockholders' Equity, for additional information regarding the reverse stock split.

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

Accounts Receivable, Net (included in Other Current Assets)

The Company's accounts receivable primarily represents amounts due from third-party sales. The allowance for credit losses is based on several factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligations and any other forward looking data regarding customers' ability to pay which may be available.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the fair value of the consideration transferred in a business combination over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill and intangible assets deemed to have an indefinite life are not amortized. Instead, goodwill and indefinite-lived intangible assets are assessed for impairment annually or more frequently if an event or change in circumstances occurs that, with respect to goodwill, would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or, for indefinite-lived intangible assets, indicate that it is more likely than not that the asset is impaired. The Company had historically performed its annual goodwill impairment assessment as of October 1. During the fourth quarter of 2023, the Company decided to change the date of its annual impairment assessment from October 1 to December 31. The Company completed the required annual impairment test for goodwill as of October 1, 2023, prior to the change of the annual impairment test for goodwill to December 31. The change was made to more closely align the impairment assessment date with the Company's annual planning and forecasting process. The change in date of the annual impairment test was not deemed material as the new measurement date of December 31 was in relatively close proximity to the previous measurement date and the change did not have any impact on goodwill or the impairment of goodwill. The change was applied prospectively and would not have had an impact on a retrospective basis.

As of December 31, 2024 and 2023, the Company had no indefinite-lived intangible assets.

Long-Lived Assets

Management reviews long-lived assets (including property and equipment, content assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by first grouping the long-lived assets at the lowest level for which there are identifiable cash flows, and then comparing the carrying value of each asset group to its forecasted undiscounted cash flows. If the forecasted undiscounted cash flows indicates that the carrying value of the assets is not recoverable, an impairment test of the asset group is performed. Impairment is recognized if the carrying amount of the asset group exceeds its fair value. The Company performed a test for recoverability at December 31, 2024 and concluded that the carrying value of its long-lived assets were not recoverable. The fair value of the assets within the asset group were then calculated to determine whether an impairment loss should be recognized. The fair value of the long-lived assets were estimated and calculated to be higher than the carrying value and thus no impairment was recognized.

As of December 31, 2024 and 2023, the Company’s long-lived assets were located in the U.S.

Leases

The Company accounts for its leases of administrative offices and production studios under ASC 842, Leases; the Company does not have any leases where it acts as a lessor as of December 31, 2024. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee and are recorded on the consolidated balance sheets as both a right-of-use ("ROU") asset and lease liability, calculated by discounting fixed lease payments over the lease term at the discount rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset results in straight-lined rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

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

Warrant Liabilities

The Company has issued warrants on several occasions including during its initial public offering process, the execution of its Term Loan (as defined below) and in the Equity Offering (as defined below), which have not met the criteria to be classified in stockholders equity.

Public and Private Placement Warrants

The Company has outstanding warrants for the purchase of 200,000 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the “Public Warrants”) and outstanding warrants for the purchase of 106,667 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the “Private Placement Warrants”). All of the Public and Private Placement Warrants remained outstanding as of December 31, 2024 and 2023. The Public Warrants were publicly traded on the New York Stock Exchange (the "NYSE") but were delisted by the NYSE on November 24, 2023 due to their abnormally low price levels. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis, as described in the warrant agreement. In no event will the Company be required to net cash settle any warrant. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants and will become Public Warrants and will be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

Term Loan Warrants

In connection with the Term Loan (as defined below), the Company issued warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share to certain holders affiliated with Blue Torch Finance, LLC (the “Term Loan Warrants”). In connection with the Term Loan Second Amendment (as defined below), the Term Loan Fifth Amendment (as defined below) and the Term Loan Sixth Amendment (as defined below), the Company also amended and restated the Term Loan Warrants. The Term Loan amendments amended the exercise price of the Term Loan Warrants as follows:

Date From To

Term Loan Second Amendment July 24, 2023 $92.50 per share $20.50 per share

Term Loan Fifth Amendment April 5, 2024 20.50 per share 9.16 per share

Term Loan Sixth Amendment October 18, 2024 9.16 per share 6.26 per share

The Term Loan warrants vest on a monthly basis over four years and have a seven-year term. In connection with the Equity Offering (as defined below), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock.

Common Stock Warrants

In connection with the Equity Offering (as defined below), the Company issued warrants (the "Common Stock Warrants") on December 10, 2023 to certain institutional investors to purchase 543,590 shares of Class A common stock at an exercise price of $11.24 per share. The Common Stock Warrants may be exercised at any time beginning June 13, 2024 and will expire on June 13, 2029. See Note 16, Stockholders' Equity, for additional information on the Equity Offering and the Common Stock Warrants.

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

The change in the fair values of the Warrants for the years ended December 31, 2024 and 2023, resulted in a $1.1 million and $2.7 million non-cash change in fair value gain in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

Other Investment

As of December 31, 2023, the Company had a $1.0 million investment in equity securities of a privately-held company with no readily determinable fair value after recording as of December 31, 2023 a $4.0 million impairment on this investment based on an observable price change. This equity investment was reported within other assets in the consolidated balance sheets. The Company used the measurement alternative for this investment, and its carrying value was reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar instruments.

On January 9, 2024 the Company sold this investment for $1.0 million.

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

The Company records revenue when it fulfills its performance obligation to transfer control of the goods or services to its customer and defers revenue when it receives payments in advance of fulfilling its performance obligations. Revenue that is deferred is included in deferred revenue (for the remaining deferral period that is less than one year) and in other liabilities (for the remaining deferral period that is more than one year) in the consolidated balance sheets. Control of shipped items is generally transferred when the product is delivered to the customer. Control of services, which are primarily digital subscriptions, transfers over time, and as such, revenue is recognized ratably over the subscription period (up to 38 months). Shipping and handling charges billed to customers are included in revenue. The Company markets and sells its products primarily in the United States, Canada, the United Kingdom (the "UK"),

and France. As part of the Pivot, the Company has decided to exit the sale of nutritional and other physical products in the UK and France. Nutrition and other revenue in the UK and France are not significant.

The amount of revenue recognized is the consideration that the Company expects it will be entitled to receive in exchange for transferring goods or services to its customers. Revenue is recorded net of expected returns, discounts, and credit card chargebacks, which are estimated using the Company’s historical experience. If actual costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. The Company sells a variety of bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. The Company considers these sales to be revenue arrangements with multiple performance obligations. For customer contracts that include multiple performance obligations, the Company accounts for individual performance obligations if they are distinct. The transaction price is then allocated to each performance obligation based on its stand-alone selling price. The Company generally determines the standalone selling price based on the prices charged to customers. Revenue is presented net of sales taxes and value added taxes ("VAT") and GST/HST ("Goods and Services Tax"/"Harmonized Sales Tax") which are collected from customers and remitted to applicable government agencies.

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

Connected Fitness – We offer a connected fitness system that includes in-home fitness equipment and associated digital content subscriptions. Some of our in-home fitness contracts have multiple performance obligations, which include both hardware and a subscription service commitment. Revenue is recognized when control of the equipment is transferred to the customer, usually upon delivery. See below for discussion of bundled products. Management has determined that it will no longer sell connected fitness inventory beginning in early 2025.

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

The Company operates primarily as the principal in its relationships where third parties sell or distribute the Company’s goods or services. Fees to the third parties are recorded in selling and marketing expenses within the consolidated statements of operations. The Company in certain instances serves as the agent in relationships with third parties. The activity in these relationships are immaterial.

Cost of Revenue

Digital Cost of Revenue

Digital cost of revenue includes costs associated with digital content creation including amortization and revisions of content assets, depreciation of streaming platforms, digital streaming costs and amortization of acquired digital platform intangible assets (in the 2023 period). It also includes customer service costs, payment processing fees, depreciation of production equipment, live trainer costs, facilities, and related personnel expenses.

Nutrition and Other Cost of Revenue

Nutrition and other cost of revenue includes product costs, shipping, logistics, fulfillment and warehousing, customer service, and payment processing fees. It also includes depreciation of nutrition-related e-commerce websites and social commerce platforms, amortization of acquired formulae intangible assets (in the 2023 period), facilities, and related personnel expenses.

Connected Fitness Cost of Revenue

Connected fitness cost of revenue consists of product costs, including bike and tablet hardware costs, duties and other applicable importing costs, shipping, fulfillment, warehousing and logistics costs, costs associated with service calls and repairs of the products under warranty, payment processing and financing fees, customer service expenses, and personnel-related expenses associated with supply chain and logistics. Management has determined that it will no longer sell connected fitness inventory beginning in early 2025.

The Company utilizes the practical expedient under ASC 606-10-25-18B to account for shipping and handling costs incurred to deliver products to customers as fulfillment activities, rather than a promised service (a revenue element). Shipping and handling costs are included in Nutrition and other cost of revenue and Connected fitness cost of revenue in the consolidated statements of operations in the period during which the products ship. The costs associated with shipping connected fitness and nutrition and other products to customers were $15.0 million and $22.5 million for the years ended December 31, 2024 and 2023, respectively.

Selling and Marketing

Selling and marketing expenses primarily include the costs of Partner compensation, affiliate expenses (which began on November 1, 2024), advertising, royalties, promotions and events, and third-party sales commissions as well as the personnel expenses for employees and consultants who support these areas. Selling and marketing expenses also include depreciation of certain software and amortization of contract-based intangible assets (in the 2023 period).

The Company pays Partner, affiliate and third-party sales commissions when commissionable sales are made. The third-party sales commissions are not material. In cases where the underlying revenue is deferred, the Company also defers the commissions and expenses these costs in the same period in which the underlying revenue is recognized. Deferred Partner commissions are included in other current assets and other assets in the consolidated balance sheets and were $27.1 million and $37.1 million as of December 31, 2024 and 2023, respectively. Deferred affiliate commissions are included in other current assets and other assets in the consolidated balance sheets and were $0.2 million and zero as of December 31, 2024 and 2023, respectively.

Partners are also eligible for various bonuses, recognition, and complimentary participation in events, including those based on sales volume. The Company expenses these costs in the period in which they are earned. These expenses as well as Partner commissions earned but not paid and affiliate commissions earned but not paid are included in accrued expenses in the consolidated balance sheets.

Advertising costs are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs. Generally, the costs to produce television and web advertising are expensed as incurred, while television media costs are expensed at the time the media airs. Total advertising expense, including the costs to produce infomercials, was $29.5 million and $31.5 million for the years ended December 31, 2024 and 2023, respectively.

Enterprise Technology and Development

Enterprise technology and development expenses primarily include personnel-related expenses for employees and professional fees paid to consultants to maintain the Company’s enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. Expenses also include payroll and related costs for employees involved in the research and development of new and existing products and services, enterprise technology hosting expenses, depreciation of enterprise technology-related assets, software licenses and technology equipment leases.

Research and development costs, which are expensed as incurred, were $1.6 million and $2.7 million for the years ended December 31, 2024 and 2023, respectively.

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

Income Taxes

The Company is subject to income taxes in the United States, Canada, and the UK. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets ("DTAs") and liabilities ("DTLs") for the expected future tax consequences of events to be included in the consolidated financial statements. Under this method, DTAs and DTLs are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

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

Restructuring and Related Charges

The Company records liabilities for restructuring costs in the period in which the liability is incurred. Costs for involuntary separation programs are recorded when management has approved the plan for separation, the employees are identified and made aware of the benefits they are entitled to, it is unlikely that the plan will change significantly, and if applicable, any required governmental notification is made. Costs associated with benefits that are contingent on the employee continuing to provide service are recognized over the required service period.

Foreign Currency

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of the subsidiaries. The assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. Revenues and expenses for these subsidiaries are translated at average exchange rates in effect during the applicable period. Translation adjustments are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses related to the recurring measurement and settlement of foreign currency transactions are included as a component of other income, net in the consolidated statements of operations and were a gain of $0.6 million and a loss of $0.2 million during the years ended December 31, 2024 and 2023, respectively.

Earnings (loss) per share

Basic net loss per common share is calculated by dividing net loss allocable to common shareholders by the weighed-average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings per share includes the weighted average effect of the pre-funded warrants issued in connection with the Equity Offering (as defined below) that closed on December 13, 2023, the exercise of which required nominal consideration for the delivery of the common shares and the pre-funded warrants were exercised by the investor and converted into Class A common stock on January 12, 2024. See Note 16, Stockholders' Equity, for information on the pre-funded warrants. Diluted net loss per common share adjusts net loss and net loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. Basic and diluted loss per common share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses. The Company adopted this new accounting guidance on a retrospective basis on January 1, 2024, and the adoption did not have a material effect on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, to provide additional disclosure about the nature of a company's expenses included in the income statement. The guidance in this update will be effective for public companies for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements.

Note 2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Geographic region:
United States	$377,199	$473,465
Rest of world[1]	41,597	53,644
Total revenue	$418,796	$527,109

1 Consists of Canada, UK and France. Other than the United States, no single country accounted for more than 10% of the Company’s total revenue.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for non-refundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 94% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the year ended December 31, 2024, the Company recognized $94.0 million of revenue that was included in the deferred revenue balance as of December 31, 2023. During the year ended December 31, 2023, the Company recognized $95.6 million of revenue that was included in the deferred revenue balance as of December 31, 2022. The balance in deferred revenue as of December 31, 2022 was $96.9 million.

Note 3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Assets
Restricted short-term investments	—	4,250	—
Total assets	$—	$4,250	$—

Liabilities
Public Warrants	$—	$—	$—
Private Placement Warrants	—	—	—
Term Loan Warrants	—	—	390
Common Stock Warrants	—	—	1,783
Total liabilities	$—	$—	$2,173

	December 31, 2023
	Level 1	Level 2	Level 3
Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Public Warrants	$—	$—	$17
Private Placement Warrants	—	—	9
Term Loan Warrants	—	—	392
Common Stock Warrants	—	—	2,707
Total liabilities	$—	$—	$3,125

Fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their recorded values due to the short period of time to maturity. Restricted short-term investments of $4.3 million at December 31, 2024 consist of a one-year certificate of deposit (“CD”) that matures on July 26, 2025 with an interest rate of 4.4%, which is restricted due to a contractual agreement. The fair value of the Public Warrants, which traded in active markets until November 24, 2023, was based on quoted market prices during the period it was traded in active markets. The Company’s Private Placement Warrants, Term Loan Warrants and Common Stock Warrants, and the Company's Public Warrants after they ceased trading on an active market, are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Risk-free rate	4.2%	4.1%
Dividend yield rate	—	—
Volatility	83.1%	97.6%
Contractual term (in years)	1.48	2.48
Exercise price	$575.00	$575.00

The following table presents changes in the fair value of the Private Placement Warrants for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$9	$107
Change in fair value	(9)	(98)
Balance, end of year	$—	$9

For the years ended December 31, 2024 and 2023, the change in the fair value of the Private Placement Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Public Warrants on December 31, 2024 and 2023:

	As of December 31,
	2024	2023

Risk-free rate	4.2%	4.1%
Dividend yield rate	—	—
Volatility	83.1%	97.6%
Contractual term (in years)	1.48	2.48
Exercise price	$575.00	$575.00

The following table presents changes in the fair value of the Public Warrants for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$17	$415
Change in fair value	(17)	(398)
Balance, end of year	$—	$17

For the year ended December 31, 2024, the change in the fair value of the Public Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. For the year ended December 31, 2023, the change in the fair value of the Public Warrants resulted from the change in price of the Public Warrants as traded on an active market and after November 24, 2023 the change in the fair value of the Public Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at December 31, 2024 and 2023:

	As of December 31,
	2024	2023

Risk-free rate	4.3%	3.8%
Dividend yield rate	—	—
Volatility	81.5%	74.5%
Contractual term (in years)	4.60	5.60
Exercise price	$6.26	$20.50

The following table presents changes in the fair value of the Term Loan Warrants for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Balance, beginning of year	$392	$1,226
Amended in connection with Term Loan Second Amendment	—	802
Amended in connection with Term Loan Fifth Amendment	141	—
Amended in connection with Term Loan Sixth Amendment	51	—
Change in fair value	(194)	(1,636)
Balance, end of year	$390	$392

For the year ended December 31, 2024, the change in the balance of the Term Loan Warrants was due to the Warrant Second Amendment (as defined below) of the Term Loan Warrants, which reduced the exercise price from $20.50 per share to $9.16 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.1 million as of the Term Loan Fifth Amendment Effective Date (as defined below), the Warrant Third Amendment (as defined below) of the Term Loan Warrants, which reduced the exercise price from $9.16 per share to $6.26 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.1 million as of the Term Loan Sixth Amendment Effective Date (as defined below) and the change in the fair value of the Term Loan Warrants resulting from the change in price of the Company’s Class A common stock, the remaining contractual term and the risk-free rate. For the year ended December 31, 2023, the change in the balance of the Term Loan Warrants was due to the amendment of the Term Loan Warrants, which reduced the exercise price from $92.50 per share to $20.50 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.8 million as of the Term Loan Second Amendment Effective Date (as defined below) and the change in the fair value of the Term Loan Warrants resulting from the change in price of the Company's Class A common stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on December 31, 2024 and 2023:

	As of December 31,
	2024	2023

Risk-free rate	4.3%	3.8%
Dividend yield rate	—	—
Volatility	82.4%	75.2%
Contractual term (in years)	4.45	5.44
Exercise price	$11.24	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Balance, beginning of year	$2,707	$—
Issued in connection with Equity Offering	—	3,255
Change in fair value	(924)	(548)
Balance, end of year	$1,783	$2,707

For the year ended December 31, 2024 the change in the fair value of the Common Stock Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. For the year ended December 31, 2023, the change in the fair value of the Common Stock Warrants for the period from December 13, 2023 (the date they were issued) to December 31, 2023 resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a non-recurring basis, using significant unobservable inputs (Level 3). The following table presents the non-recurring losses recognized for the years ended December 31, 2024 and 2023 due to asset impairments, and the fair value and asset classification of the related assets as of the impairment date (in thousands):

	December 31, 2024		December 31, 2023
	Fair Value	Total Losses	Fair Value	Total Losses

Goodwill	$65,166	$(20,000)	$85,166	$(40,000)
Other investments	—	—	1,000	(4,000)
Intangible assets	—	—	—	(3,092)
Total	$65,166	$(20,000)	$86,166	$(47,092)

Note 4. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials and work in process	$7,650	$10,354
Finished goods	8,653	14,622
Total inventory	$16,303	$24,976

Management determined that it would no longer sell connected fitness inventory beginning in early 2025. Based on this decision, the Company recorded $1.2 million in adjustments in the year ended December 31, 2024 to reduce connected fitness inventory to net realizable value. In addition, the Company recorded $0.2 million in adjustments in the year ended December 31, 2024 to reduce nutrition and other inventory impacted by the Pivot.

Including the adjustments for the connected fitness inventory ($1.2 million) and the adjustments for nutrition and other inventory ($0.2 million) due to the impact of the Pivot, total adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $4.2 million and $10.6 million during the years ended December 31, 2024 and 2023, respectively. These adjustments are included in the consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue. The Company recorded $1.7 million and $3.4 million of these adjustments in nutrition and other cost of revenue for the years ended December 31, 2024 and 2023, respectively. The Company also recorded $2.5 million and $7.2 million of these adjustments in connected fitness cost of revenue for the years ended December 31, 2024 and 2023, respectively.

Note 5. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Deferred Partner costs	$25,578	$36,169
Accounts receivable, net	1,449	1,270
Deposits	74	6,788
Other	1,810	1,696
Total other current assets	$28,911	$45,923

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023

Computer software and web development	$122,742	$229,527
Computer equipment	16,954	23,738
Buildings	—	5,158
Leasehold improvements	1,117	4,600
Furniture, fixtures and equipment	1,084	1,166
Computer software and web development projects in-process	—	2,157
Property and equipment, gross	141,897	266,346
Less: Accumulated depreciation	(129,148)	(221,291)
Total Property and equipment, net	$12,749	$45,055

On September 30, 2024, the Company announced the Pivot, which resulted in certain computer software and web development and computer equipment with a gross book value of approximately $109.0 million and a net book value of approximately $12.8 million that will no longer be used by the Company after December 31, 2024. The impact of the Pivot related to these long-lived assets was considered by management to be a triggering event that caused the Company to perform a recoverability test for its long-lived assets as of September 30, 2024. See Note 1, Description of Business and Summary of Significant Accounting Policies, for additional information on the Company's recoverability test for its long-lived assets.

The Company decreased the average remaining useful lives for the long-lived assets that were impacted by the Pivot from 25 months prior to the Pivot to 3 months after the Pivot. This resulted in accelerated depreciation expense for these assets being recorded in the year ended December 31, 2024 of $11.1 million.

On February 29, 2024, the Company sold its Van Nuys production facility which had a net carrying value of $4.8 million at December 31, 2023, for $6.2 million. The Company recognized a gain on the sale of the facility of $0.8 million, which is recorded as a reduction in general and administrative expenses for the year ended December 31, 2024. Simultaneous with the sale, the Company entered into a five year lease of the facility at an annual base rate of $0.3 million per year which increases by 3% annually.

See Note 12, Leases, for additional information on the sale and leaseback of the facility.

The Company recorded depreciation expense related to property and equipment in the following expense categories of its consolidated statements of operations, including accelerated depreciation of $11.1 million related to the Pivot in the year ended December 31, 2024 as noted above, as follows (in thousands):

	Year Ended December 31,
	2024	2023

Cost of revenue	$8,108	$17,994
Enterprise technology and development	23,331	16,463
General and administrative	-	3
Total depreciation	$31,439	$34,460

Note 7. Content Assets, Net

Content assets, net consists of the following (in thousands):

	December 31,
	2024	2023
Released, less amortization	$12,049	$21,134
In production	130	225
Total Content assets, net	$12,179	$21,359

The Company expects $8.1 million of content assets to be amortized during the next 12 months and substantially all of the balance to be amortized within three years. The Company recorded amortization expense for content assets of $15.7 million and $23.8 million during the years ended December 31, 2024 and 2023, respectively. In the beginning of the fourth quarter of 2023, the Company prospectively modified the amortization of the content assets due to a change in customer streaming behavior. This resulted in an acceleration of the content asset amortization of $2.1 million for the year ended December 31, 2023.

Note 8. Goodwill

Changes in goodwill for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Goodwill, beginning of year	$85,166	$125,166
Impairment of goodwill	(20,000)	(40,000)
Goodwill, end of year	$65,166	$85,166

2024 Interim Goodwill Impairment Test

Due to the continued sustained decline in our market capitalization in the three and nine months ended September 30, 2024 and the impact of the Pivot, which was approved by the Company's Board of Directors (the "Board") in late September 2024, the Company performed an interim test for impairment of its goodwill as of September 30, 2024.

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

2024 Goodwill Impairment Test

We assessed our long-lived assets for impairment prior to our goodwill impairment test. In assessing the long-lived assets, the Company tested the related asset group for recoverability by comparing the carrying value of the asset group to its forecasted undiscounted cash flows. The recoverable amount of the asset group was less than the carrying value of the asset group and therefore the Company determined that its asset group was not recoverable. The Company then determined the fair value of the asset group and determined that it exceeded the asset group's carrying value and thus no impairment was recorded.

In performing the required annual test for goodwill impairment as of December 31, 2024, we elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of our RU to estimated fair value. The determination of the fair value of the Company's RU was estimated using a combination of a market approach that considered benchmark company market multiples and an income approach that utilized discounted cash flows for the RU. The Company applied a 50% weighting to the income approach that utilized discounted cash flows and the benchmark company market multiples approach, in determining the fair value of the RU. The significant assumptions under each of these approaches include, among others; revenue growth, long-term growth rates, and discount rates used in a discounted cash flow model in the income approach, the control premium and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as the Company's expectations of future performance and the expected future economic environment, which are partly based upon the Company's historical experience.

The Company's estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on the Company's judgment of the rates that would be utilized by a hypothetical market participant. The Company also considered its market capitalization in assessing the reasonableness of the combined fair values estimated for its RU. The results of our annual test for impairment at December 31, 2024 concluded that the fair value of our RU was less than its carrying value. As a result, we recorded an impairment charge of $20.0 million related to our goodwill, which reduced our goodwill to $65.2 million at December 31, 2024. The Company's accumulated goodwill impairment as of December 31, 2024 was $112.6 million. The impairment at December 31, 2024 was primarily due to the sustained decline in the Company's stock price, which decreased approximately 26% from December 31, 2023 to December 31, 2024, a decline in revenue of 21% for the year ended December 31, 2024 as compared to the prior year, and an expectation of continual decline in revenues in the near term due to the Pivot.

Management will continue to monitor the Company's RU and long-lived asset group for changes in the business environment that could impact its fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in the Company's goodwill impairment tests, and ultimately impact the estimated fair value of its RU may include supply chain disruptions, the demand for at-home fitness solutions, adverse macroeconomic conditions, volatility in the equity and debt markets which could result in higher weighted-average cost of capital and the Company's subscriber growth rates. Changes in management's expectations of future performance could have a significant impact on the Company's RU fair value. It should be noted that revenue and expectations of revenue have a significant impact on the RU's fair value. For the year ended December 31, 2024 the Company's revenue decreased by 21% from the prior year. Continual decreases in revenue could have an impact on the future fair value of the Company's RU. The fair value of the Company's RU has been impacted by and will continue to be impacted by the volatility in the market price of the Company's common stock. The Company's stock price declined by 26% in the year ended December 31, 2024. Continued decreases in the Company's stock price may result in a decrease in the fair value of the Company's RU and potential for incremental goodwill impairment. Changes in any of the assumptions used in the valuation of the RU, or changes in the business environment could materially impact the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

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

Note 9. Intangible Assets, Net

There are no intangible assets as of December 31, 2024. Intangible assets as of December 31, 2023 consisted of the following (in thousands):

	December 31, 2023
	Intangible Assets, Gross	Accumulated Amortization and Impairment	Intangibles Assets, Net

Contract-based	$300	$(300)	$—
Customer-related	21,100	(21,100)	—
Technology-based	20,200	(20,200)	—
Talent and representation contracts	10,300	(10,300)	—
Formulae	1,950	(1,950)	—
Trade name	51,200	(51,200)	—
	$105,050	$(105,050)	$—

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

Amortization expense for intangible assets was $5.1 million for the year ended December 31, 2023.

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the followings (in thousands):

	December 31,
	2024	2023
Employee compensation and benefits	$5,180	$4,334
Partner costs	3,272	13,971
Sales and other taxes	3,125	3,963
Inventory, shipping and fulfillment	2,925	6,869
Information technology	2,211	3,176
Advertising	2,208	872
Outside professional services	1,997	2,927
Other accrued expenses	4,064	6,035
Total accrued expenses	$24,982	$42,147

Other Current Liabilities

On October 1, 2024, the Company entered into a financing agreement with AFCO Acceptance Corporation ("AFCO") to finance certain of its annual insurance premiums. The Company financed $2.2 million, which will be paid over an eleven month period with the first payment due on November 1, 2024. The financing has an interest rate of 8.07% and AFCO has a security interest in the underlying policies that have been financed. The $1.6 million outstanding as of December 31, 2024 is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

On October 1, 2024, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain other of its annual insurance premiums. The Company financed $2.2 million, which will be paid over a ten month period with the first payment due on November 1, 2024. The financing has an interest rate of 7.95% and FIF has a security interest in the underlying policies that have been financed. The $1.5 million outstanding as of December 31, 2024 is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

On September 29, 2023, the Company entered into a financing agreement with IPFS Corporation of California ("IPFS") to finance certain of its annual insurance premiums. The Company financed $2.5 million, which was paid over a ten month period with the first payment due on November 1, 2023. The financing had an interest rate of 8.83% and IPFS had a security interest in the underlying policies that were financed. The $1.8 million outstanding as of December 31, 2023 is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations. This financing was paid off as of December 31, 2024.

On October 6, 2023, the Company entered into a financing agreement with FIF to finance certain of its annual insurance premiums. The Company financed $2.0 million, which was paid over a nine month period with the first payment due on November 1, 2023. The financing had an interest rate of 8.75% and FIF has a security interest in the underlying policies that have been financed. The $1.4 million outstanding as of December 31, 2023 is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations. This financing was paid off as of December 31, 2024.

Note 11. Debt

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement which was subsequently amended (collectively with any amendments thereto, the “Financing Agreement”). The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. In addition, the Financing Agreement permits the Company to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. Borrowings under the Term Loan are unconditionally guaranteed by the Guarantors, and all present and future material U.S. and Canadian subsidiaries of the Company. Such security interest consists of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.5 million of third-party debt issuance costs which are recorded in the consolidated balance sheets as a reduction of long-term debt as of December 31, 2024 and 2023 and are being amortized over the term of the Term Loan using the effective-interest method.

The Term Loan borrowings may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR Rate”) loans. Reference Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greater of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the SOFR Rate (based upon an interest period of one month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR Rate (based upon an interest period of three months). The SOFR Rate is subject to a floor of 1.00%. In addition, the Term Loan borrowings bear additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan was a SOFR Rate loan, with an effective interest rate of 24.15% and a cash interest rate of 12.62% for the year ended December 31, 2024. The Company recorded $6.7 million and $8.8 million of interest expense related to the Term Loan during the years ended December 31, 2024 and 2023, respectively.

On July 24, 2023 (the "Term Loan Second Amendment Effective Date"), the Company and Blue Torch entered into Amendment No. 2 to the Financing Agreement (the "Term Loan Second Amendment"), which amended the Company's existing Financing Agreement. The Term Loan Second Amendment, among other things, amended certain terms of the Financing Agreement including, but not limited to, (1) amended the minimum revenue financial covenant to test revenue levels for each fiscal quarter on a standalone basis, and to adjust the minimum revenue levels to (a) $100.0 million, commencing with the fiscal quarter ended June 30, 2023, for each fiscal quarter ending on or prior to March 31, 2024 and (b) $120.0 million for each fiscal quarter thereafter and or prior to December 31, 2025; (2) amended the minimum liquidity financial covenant to adjust the minimum liquidity levels to (a) $20.0 million at all times from the Term Loan Second Amendment Effective Date through March 31, 2024 and (b) $25.0 million at all times thereafter through the maturity of the Term Loan; (3) modified the maturity date of the Term Loan from August 8, 2026 to February 8, 2026; and (4) amended certain financial definitions, reporting covenants and other covenants thereunder.

In connection with the Term Loan Second Amendment, on the Term Loan Second Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $15.0 million along with the related prepayment premium of 5% ($0.8 million) and accrued interest ($0.1 million). The Company also incurred a 1% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.5 million) which is recorded as incremental third-party debt issuance costs and is being amortized over the amended term of the Term Loan using the effective-interest method. The partial prepayment of $15.0 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Term Loan Second Amendment Effective Date ($2.4 million) which in addition to the prepayment premium ($0.8 million) was recorded as a loss on partial debt extinguishment of $3.2 million in the year ended December 31, 2023.

During the year ended December 31, 2024, the Company and Blue Torch entered into the Term Loan Third Amendment, Term Loan Fourth Amendment, Term Loan Fifth Amendment and Term Loan Sixth Amendment (collectively, the “2024 Term Loan Amendments”) to the Financing Agreement. The 2024 Term Loan Amendments amended certain terms of the Financing Agreement including, but not limited to, (1) amended and then removed the minimum revenue financial covenant, (2) amended the minimum liquidity financial covenant, (3) included a minimum consolidated EBITDA (as defined in the Financing Agreement) financial covenant, (4) increased the quarterly principal payments on the Term Loan over the remaining quarterly periods, payable in monthly installments, until the maturity of the Term Loan, and (5) modified certain financial definitions, reporting covenants and other covenants thereunder.

In connection with the 2024 Term Loan Amendments, the Company made partial prepayments on the Term Loan of $13.7 million along with the related prepayment premium of either 2% or 3% and accrued interest. The partial prepayments of $13.7 million were accounted for as partial debt extinguishments and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs ($2.0 million) as of the effective date of the 2024 Term Loan Amendments and incurred prepayment premiums of $0.4 million, resulting in a loss on partial debt extinguishment of $2.4 million for the year ended December 31, 2024. In addition, for the Term Loan Fifth and Term Loan Sixth Amendments, the Company also (1) incurred paid in kind fees of $0.8 million, which were added to the outstanding principal balance of the Term Loan and recorded as incremental debt issuance costs, which are amortized to interest expense over the remaining term of the Term Loan using the effective interest method and (2) reduced the exercise price of the Term Loan Warrants from $20.50 per share to $9.16 per share and then to $6.26 per share, which collectively resulted in an increase in the fair value of the Term Loan Warrants of $0.2 million, which were recorded as incremental debt issuance costs, which are amortized to interest expense over the remaining term of the Term Loan using the effective interest method.

The below table provides (1) the amount of partial prepayments associated with each of the 2024 Term Loan Amendments, (2) the amount of debt costs written off, (3) the prepayment premium, (4) the loss on partial debt extinguishment that was recorded, (5) the paid in kind fees that were incurred and (6) the increase in fair value of the Term Loan Warrants due to the change in the exercise price (dollars in thousands):

Term Loan Amendment	Date	Debt prepaid	Write off debt costs	Prepay premium	Loss on partial debt extinguishment	PIK fee incurred	Increase in fair value Warrants
Third	1/9/24	$1,000	$163	$30	$193	$—	$—
Fourth	2/29/24	5,506	851	165	1,016	—	—
Fifth	4/5/24	4,000	599	120	719	566	141
Sixth	10/18/24	3,204	411	40	451	252	51
Total		$13,710	$2,024	$355	$2,379	$818	$192

PIK- paid in kind

Listed below is a summary of the financial covenants at December 31, 2024 and December 31, 2023. The changes from December 31, 2023 to December 31, 2024 were due to the 2024 Term Loan Amendments:

	December 31,
	2024	2023
Minimum revenue financial covenant	Eliminated	$100 million through March 31, 2024 $120 million from April 1, 2024 through December 31, 2025
Minimum liquidity financial covenant	$9.5 million from October 18, 2024 through December 31, 2024 $13.0 million from January 1, 2025 through February 8, 2026	$20.0 million through March 31, 2024 $25.0 million from April 1, 2024 through February 8, 2026
Minimum consolidated EBITDA financial covenant

$2.0 million for the three months ended December 31, 2024
$4.5 million for the six months ended March 31, 2025
$6.6 million for the nine months ended June 30, 2025
$11.3 million for the twelve months ended September 30, 2025
$14.6 million for the twelve months ended December 31, 2025

		No covenant prior to the Term Loan Sixth Amendment

The Company was in compliance with these covenants as of December 31, 2024.

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

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share. The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants. The Term Loan Warrants were recorded in the consolidated balance sheet as warrant liabilities. The initial fair value of the Term Loan Warrants of $5.2 million, is being amortized as a debt discount over the term of the Term Loan using the effective interest method. In connection with the Term Loan Second Amendment, the Company also amended and restated the Term Loan Warrants. The amendment of the Term Loan Warrants amended the exercise price from $92.50 per share to $20.50 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Term Loan Second Amendment Effective Date by $0.8 million and was recorded as of the Term Loan Second Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount, is being amortized over the amended term of the Term Loan using the effective-interest method. In connection with the Equity Offering (as defined below), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock. In connection with the Term Loan Fifth Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant Second Amendment"). The Warrant Second Amendment amended the exercise price of the Term Loan Warrants from $20.50 per share to $9.16 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Term Loan Fifth Amendment Effective Date by $0.1 million and was recorded as of the Term Loan Fifth Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount is being amortized over the amended term of the Term Loan using the effective interest method. In connection with the Term Loan Sixth Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant Third Amendment"). The Warrant Third Amendment amended the exercise price of the Term Loan Warrants from $9.16 per share to $6.26 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Term Loan Sixth Amendment Effective Date by $0.1 million and was recorded as of the Term Loan Sixth Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount is being amortized over the amended term of the Term Loan using the effective interest method.

As of December 31, 2024, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $21.9 million. The aggregate amounts of payments due for the periods succeeding December 31, 2024 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Year ending December 31, 2025	$9,500
Year ending December 31, 2026	12,086
Total debt	21,586
Less current portion	(9,500)
Less unamortized debt discount and debt issuance costs	(2,705)
Add capitalized paid-in-kind interest	287
Total long-term debt	$9,668

Quarterly principal payments on the Term Loan were amended with the Term Loan Sixth Amendment, payable in monthly installments, and were increased by (a) $3.0 million for the three months ended March 31, 2025, (b) $2.0 million for the three months ended June 30, 2025, (c) $1.0 million for the three months ended September 30, 2025 and (d) $1.0 million for the three months ended December 31, 2025. Quarterly principal payments on the Term Loan, after reflecting the changes in quarterly principal payments due to the Term Loan Sixth Amendment, are as follows (in thousands):

Three months ended March 31, 2025 $ 3,625

Three months ended June 30, 2025 2,625

Three months ended September 30, 2025 1,625

Three month ended December 31, 2025 1,625

At December 31, 2024 the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which is collateralized by $0.1 million of cash. This letter of credit expires on December 6, 2025 and is automatically extended for one-year terms unless notice of non-renewal is provided 60 days prior to the end of the applicable term. At December 31, 2024, the cash collateralizing this letter of credit is classified as current restricted cash in our consolidated balance sheet.

Note 12. Leases

The Company leases facilities under noncancelable operating leases expiring through 2029.

As of December 31, 2024 and 2023, the Company had operating lease liabilities of $3.3 million and $3.3 million, respectively, and ROU assets of $3.1 million and $3.1 million, respectively.

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

The following summarizes the Company’s leases (in thousands):

	Year Ended December 31,
	2024	2023
Finance lease costs:
Amortization of right-of-use asset	$2	$73
Interest on lease liabilities	—	2
Operating lease costs	2,473	2,097
Short-term lease costs	—	18
Variable lease costs	377	301
Short-term sublease income	—	(32)
Total lease costs	$2,852	$2,459

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$2
Operating cash flows from operating leases	2,422	2,319
Financing cash flows from finance leases	3	121
Right-of-use asset obtained in exchange for new operating lease liabilities	1,843	—

Weighted-average remaining lease term - finance leases	—	0.3
Weighted-average remaining lease term - operating leases	2.9	2.3

Weighted-average discount rate - finance leases	—	4.0%
Weighted-average discount rate - operating leases	8.2%	4.1%

Maturities of operating lease liabilities, excluding short-term leases, are as follows (in thousands):

Total
Year ended December 31, 2025	$1,393
Year ended December 31, 2026	1,474
Year ended December 31, 2027	510
Year ended December 31, 2028	381
Year ended December 31, 2029	32
Total	3,790
Less present value discount	(479)
Lease liabilities at December 31, 2024	$3,311

As the Company’s lease agreements do not provide an implicit rate, the discount rates used to determine the present value of lease payments are generally based on the Company’s estimated incremental borrowing rate for a secured borrowing of a similar term as the lease.

On February 29, 2024, the Company sold its Van Nuys production facility which had a net carrying value of $4.8 million for $6.2 million. The Company recognized a gain on the sale of the facility of $0.8 million, which is recorded as a reduction in general and administrative expenses for the year ended December 31, 2024. Simultaneous with the sale, the Company entered into a five year lease of the facility at an annual base rate of $0.3 million per year which increases by 3% annually. The Company recorded at the inception of the lease an ROU asset and lease liability of $1.3 million using a discount rate of 12.5% and classified this lease as an operating lease.

On November 11, 2024, the Company entered into an amendment to its lease of its headquarters in El Segundo, CA. The amendment extended the lease for 26 months from the original termination date of November 30, 2024 to January 31, 2027 and reduced the leased space from approximately 42,000 square feet to approximately 9,400 square feet. The annual base rent is approximately $0.4 million, with annual increases of approximately 3%. The Company recorded as of the amendment of the lease an ROU asset and lease liability of $0.7 million using a discount rate of 11.8% and classified this lease as an operating lease.

Note 13. Segment

The Company is a leading fitness and nutrition company. The Company defines its one segment on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources.

The Company’s CODM assesses the segments performance by using net loss. The CODM uses net loss for its segment in the annual budget and forecasting process. The CODM considers budget to actual variances on a quarterly basis for its profit measures when making decisions about the allocation of operating and capital resources to the segment.

The Company recorded depreciation expense related to its property and equipment of $31.4 million and $34.5 million for the years ended December 31, 2024 and 2023, respectively. See Note 6, Property and Equipment, Net, for additional information on the Company's depreciation expense. The Company recorded content amortization expense of $15.7 million and $23.8 million for the years ended December 31, 2024 and 2023, respectively. See Note 7, Content Assets, Net, for additional information on the Company's content amortization expense. The Company recorded interest income, which is recorded in other income, net, in the consolidated statement of operations, of $1.2 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively.

Since the Company has only one reporting segment, the presentation of the Company’s segment’s operating results is the same as the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023 and the expenses on the consolidated statement of operations are the significant segment expenses (see the Company’s consolidated statement of operations) and its assets and liabilities is the same as the Company’s consolidated balance sheets as of December 31, 2024 and 2023 (see the Company’s consolidated balance sheets).

Note 14. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. During the years ended December 31, 2024 and 2023 there were no losses on inventory purchase commitments. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding December 31, 2024 are as follows (in thousands):

Year ended December 31, 2025	$10,547
Year ended December 31, 2026	796
Year ended December 31, 2027	85
Year ended December 31, 2028	75
$11,503

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the year ended December 31, 2024 the Company paid $3.7 million of royalty payments exclusive of guaranteed payments.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 28 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. As of the date of this report, twelve arbitrations have been settled for nominal fees per arbitration. The remaining arbitrations continue to move forward. This matter is pending as of the date of this annual report. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

On September 6, 2023, Dish Technologies LLC and SLING TV LLC (the "DISH Entities") filed a complaint with the United States District Court for the District of Delaware alleging that the Company infringed on the DISH Entities' patents and used technology belonging to the DISH Entities without their permission. The plaintiffs are seeking monetary damages and injunctive relief. In an effort to avoid any further unnecessary litigation costs, the parties entered into a Confidential Standstill and Tolling Agreement as of April 16, 2024 which included a dismissal of the case by the DISH Entities without prejudice and an agreement by the DISH Entities not to institute any litigation proceedings against the Company under the patents any earlier than April 1, 2027 in exchange for a one-time immaterial payment to the DISH Entities by the Company.

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

The Reilly Action generally alleges that the proxy that Forest Road issued prior to the Merger contained numerous material misstatements and omissions that impaired the Forest Road stockholders’ ability to make an informed decision regarding whether to redeem their stock in connection with the Merger. The plaintiff also asserts that the Merger was a conflicted transaction because the Forest Road Sponsor Defendants and the former Forest Road directors were incentivized to close the Merger even if it was a value-decreasing transaction for Forest Road’s public stockholders. As to the Company, Meyer, and Raine, the complaint alleges that these defendants aided and abetted the Forest Road defendants’ disclosure violations. On December 5, 2024, the plaintiffs in the Reilly Action dismissed without prejudice the aiding and abetting claims against the Company and Raine. Consequently, the Company is not currently a party to the litigation but its indemnification obligations as to certain of the remaining defendant directors remain.

On February 17, 2025, the remaining defendants filed their opening brief in support of their motion to dismiss the amended complaint. Plaintiff's opposition is due no later than 60 days after February 17, and defendant's reply will be due no later than 30 days of when plaintiff files its opposition.

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately 6,239 subscribers of BODi and intends to file similar demands for each person. The plaintiffs are seeking monetary damages as well as injunctive and equitable relief. We deny the allegations in the complaint, believe they are without merit, and intend to vigorously defend ourselves in this action.

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

Note 15. Restructuring

On September 30, 2024, the Company announced the Pivot which transitioned the Company’s MLM model to a single level affiliate model and reduced the Company's headcount by approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024. The actions associated with the Pivot resulted in approximately $18.5 million in costs recorded in the Company's consolidated statement of operations in the year ending December 31, 2024.

The following table details the costs incurred and benefits realized associated with the Pivot in the year ended December 31, 2024:

Pivot Restructuring	Year Ended December 31,
(in thousands)	2024

Accelerated depreciation on long-lived assets (1)	$11,125
Termination and retention benefits (2)	6,203
Incremental inventory adjustments (3)	1,444
Modification of stock awards (4)	(308)
Total Restructuring Costs	$18,464

(1) Due to the Pivot, certain long-lived assets with a net book value of approximately $12.8 million will not be used by the Company after December 31, 2024. The Company performed an impairment review for its long-lived assets, including the long-lived assets that will not be used after December 31, 2024. The Company performed a test of recoverability and concluded that the carrying value of its long-lived assets, which are all in one asset group, were recoverable. The Company decreased the average remaining useful lives for the long-lived assets that were impacted by the Pivot from 25 months prior to the Pivot to 3 months after the Pivot. This resulted in accelerated depreciation expense of $11.1 million that was recorded in the Company's consolidated statement of operations in the year ended December 31, 2024. See Note 6, Property and Equipment, Net, for additional information on the accelerated depreciation.

(2) Termination ($5.1 million) and retention benefits ($1.1 million) which are included in restructuring expense in the Company's consolidated statement of operations of approximately $6.2 million were recorded in the year ended December 31, 2024.

(3) Consists of (a) inventory adjustments recorded associated with the decision by management to no longer sell connected fitness inventory beginning in early 2025, which were recorded in cost of revenue-connected fitness ($1.2 million) and (b) inventory adjustments for nutrition and other inventory impacted by the Pivot which were recorded in cost of revenue-nutrition and other ($0.2 million) in the consolidated statement of operations in the year ended December 31, 2024. See Note 4, Inventory, for additional information on the incremental inventory adjustments.

(4) Modification of stock awards based compensation for employees who were impacted by the Pivot which includes accelerating the vesting of any options or RSU’s that would have vested within six months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees termination date (that is, three month in addition to the standard three months per original agreement), which resulted in a decrease to equity based compensation expense of $0.3 million in the Company's consolidated statement of operations for the year ended December 31, 2024. See Note 17, Equity-Based Compensation, for more information on the modification of stock awards.

Included in restructuring expenses in the consolidated statement of operations are termination and retention benefits of $6.2 million related to the Pivot for the year ended December 31, 2024. The Company expects that the restructuring liability of $0.9 million at December 31, 2024 will be substantially reduced by March 31, 2025. The estimates of the charges and expenditures that the Company expects to incur in connection with the Pivot, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from the estimates. In addition, the

Company may incur other cash or non-cash charges, or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or in association with the Pivot.

In addition to the Pivot, the 2024 restructuring charges primarily relate to the Company's key initiatives. The Company recognized restructuring costs of $7.8 million (which includes $6.2 million related to the Pivot noted above) in the consolidated statement of operations during the year ended December 31, 2024, comprised primarily of termination benefits related to headcount reductions.

Restructuring charges in 2023 primarily relate to activities focused on aligning the Company's operations with its key growth priorities. The Company recognized restructuring costs of $6.5 million during the year ended December 31, 2023, comprised primarily of termination benefits related to headcount reductions.

In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following table summarizes activity in the Company’s restructuring-related liability during the years ended December 31, 2024 and 2023 (in thousands):

	Balance at December 31, 2023	Restructuring Charges	Payments / Utilizations	Liability at December 31, 2024
Employee-related costs	$18	$7,847	$(6,926)	$938
Total costs	$18	$7,847	$(6,926)	$938

	Balance at December 31, 2022	Restructuring Charges	Payments / Utilizations	Liability at December 31, 2023
Employee-related costs	$469	$6,497	$(6,948)	$18
Total costs	$469	$6,497	$(6,948)	$18

Note 16. Stockholders' Equity

As of December 31, 2024, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock, and 100,000,000 shares are designated as preferred stock.

Common Stock

Holders of each share of each class of common stock are entitled to dividends when, as, and if declared by the Board, subject to the rights and preferences of any holders of preferred stock outstanding at the time. As of December 31, 2024, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

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

All applicable outstanding equity awards discussed below in Note 17, Equity-Based Compensation, have been adjusted retroactively for the 1-for-50 reverse stock split.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss), by component during the years ended December 31, 2024 and 2023 (in thousands):

Total[1]

Balances at December 31, 2022	$37
Other comprehensive loss before reclassifications	(256)
Amounts reclassified from accumulated other comprehensive income	222
Tax effect	(26)
Balances at December 31, 2023	(23)
Other comprehensive loss before reclassifications	(106)
Amounts reclassified from accumulated other comprehensive income	64
Tax effect	16
Balances at December 31, 2024	$(49)

1Total denotes unrealized gain (loss) on derivatives and foreign currency translation adjustments.

Note 17. Equity-Based Compensation

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

Under the 2021 Plan, all awards settle in shares of Class A common stock, and up to 608,851 shares of Class A common stock were initially available for issuance. The number of shares of Class A common stock available for issuance under the 2021 Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) five percent of the total number of shares of Class A and Class X common stock outstanding on the final day of the immediately preceding calendar year and (ii) the number of shares determined by the Company’s Board. As of December 31, 2024, 948,826 shares of Class A common stock remain available for issuance under the 2021 Plan.

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

A summary of the option activity under the Company's equity compensation plans is as follows:

	Time-Vesting Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	839,479	$32.53	7.25	$—
Converted from Performance-Vesting Options	318,440	6.43
Forfeited	(109,177)	15.83
Expired	(40,725)	17.17
Outstanding at December 31, 2024	1,008,017	$18.64	6.60	$—
Exercisable at December 31, 2024	528,270	$25.06	5.20	$—

	Performance-Vesting Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	318,440	$22.02	9.45	$—
Converted to Time-Vesting Options	(318,440)	22.02
Outstanding at December 31, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—

A summary of the unvested option activity is as follows:

	Number of Time-Vesting Options	Weighted-Average Grant Date Fair Value (per option)
Unvested at December 31, 2023	513,712	$33.49
Converted from Performance-Vesting Options	318,440	12.77
Vested	(274,267)	24.01
Forfeited	(78,138)	18.85
Unvested at December 31, 2024	479,747	$17.91

	Number of Performance-Vesting Options	Weighted-Average Grant Date Fair Value (per option)
Unvested at December 31, 2023	318,440	$12.77
Converted to Time-Vesting Options	(318,440)	12.77
Unvested at December 31, 2024	—	$—

The Company does not use cash to settle equity instruments issued under equity-based compensation awards. The total fair value of awards which vested during the years ended December 31, 2024 and 2023 was $6.6 million and $9.6 million, respectively.

There were no options exercised during the years ended December 31, 2024 and 2023.

A summary of RSU activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2023	301,881	$31.97
Granted	265,321	7.75
Vested	(106,561)	25.19
Forfeited	(134,415)	14.57
Outstanding at December 31, 2024	326,226	$17.42

RSUs granted to employees generally vest over four years, based on continued employment, while RSUs granted to members of the Board generally vest approximately one year after grant date.

The fair value of RSUs vested during the year ended December 31, 2024 and 2023 was $2.7 million and $7.9 million, respectively.

On January 1, 2024, the number of shares available for issuance under the 2021 Plan increased by 335,295 pursuant to the terms of the 2021 Plan. On June 4, 2024, the number of shares available for issuance under the 2021 Plan increased by 350,000 pursuant to an amendment to the 2021 Plan, which was approved by the Company’s stockholders at the Company’s annual stockholder meeting. As of December 31, 2024, 948,826 shares of Class A common stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $0.3 million and $2.2 million during the years ended December 31, 2024 and 2023, respectively, which were classified as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

Inducement Plan

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

Effective as of June 15, 2023, the Company appointed Mark Goldston as Executive Chairman, replacing the service of Mr. Daikeler in his capacity as Chairman of the Board. Mr. Daikeler continues to serve as the Company’s CEO and as a director. In connection with the employment offer letter to Mr. Goldston, he was granted a stock option under the Inducement Plan, covering an aggregate of 477,661 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Option”). Of this amount, 159,221 shares subject to the Option will vest based on continued service (the “Time-Vesting Options”) and 318,440 shares will vest based on the attainment of applicable performance goals and continued service (the “Performance-Vesting Options”). The Time-Vesting Options will vest and become exercisable with respect to 25% of the Time-Vesting Options subject to the Option on each of the first four anniversaries of June 15, 2023. The Performance-Vesting Options will vest and become exercisable based on both (1) the achievement of pre-determined price per share goals and (2) Mr. Goldston’s service through the applicable vesting date. Any earned Performance-Vesting Options will vest and become exercisable as of the later of (1) June 15, 2024, and (2) the date on which the applicable price per share goal is achieved. The weighted average exercise price of the Time-Vesting Options and Performance-Vesting Options was $6.43 per option (after the 2024 Inducement Plan

Repricing, as defined below) and none of the Performance-Vesting Options were exercisable as of December 31, 2023.

Vesting tranche Number of Performance -Vesting Options Price per share goal

Tranche 1 79,610 $50.00

Tranche 2 79,610 $75.00

Tranche 3 79,610 $100.00

Tranche 4 79,610 $125.00

The share price is measured by averaging the fair market value (as defined in the Inducement Plan) per share over any 30 consecutive trading-day period.

2024 Inducement Plan Repricing

The Company determined that outstanding stock options under the Inducement Plan had an exercise price per share that was significantly higher than the current fair market value of the Company’s common stock (the “2024 Underwater Inducement Plan Options”). In order to help retain and motivate holders of the 2024 Underwater Inducement Plan Options, and align their interests with those of stockholders, the Compensation Committee of the Board resolved that it was in the best interests of the Company and its stockholders to amend the 2024 Underwater Inducement Plan Options (the “2024 Amended Underwater Inducement Plan Options”) for the Executive Chairman of the Company to reduce the exercise price of each 2024 Amended Underwater Inducement Plan Option to the closing per share price of the Company’s common stock on November 13, 2024 (the “2024 Inducement Plan Repricing”). The Company had 477,661 2024 Amended Underwater Inducement Plan Options which had their exercise price amended to $6.43 per option.

As part of the 2024 Inducement Plan Repricing, the Company also determined that the 318,440 Performance-Vesting Options would be converted from Performance-Vesting Options to Time-Vesting Options and thus those options will vest and become exercisable with respect to 25% of the Time-Vesting Options on each of the first four anniversaries of June 15, 2023.

The Company determined that the 2024 Inducement Plan Repricing represented a modification of share-based awards under ASC 718. Accordingly, the Company recognized incremental stock-based compensation of $0.1 million which was recorded as of the 2024 Inducement Plan Repricing, related to 119,416 vested 2024 Amended Underwater Inducement Plan Options. In addition, incremental stock-based compensation of $0.5 million was recorded upon the conversion of 79,610 Performance-Vesting Options to Time-Vesting Options which resulted in the full vesting of the unamortized expense for those options upon the conversion. As of the 2024 Inducement Plan Repricing, $0.5 million incremental unrecognized compensation expense related to 358,245 unvested 2024 Amended Underwater Inducement Plan Options will be recognized as expense over the requisite service period in which the options vest, or approximately 1.3 years.

Employee Stock Purchase Plan

In May 2022, the Company established an ESPP, the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or ending of each six-month purchase period. The number of shares of Class A common stock available under the ESPP is increased on January 1 of each calendar year beginning on January 1, 2022 and ending on January 1, 2031 by an amount equal to the lesser of (i) 1% of the total number of shares of Class A and Class X common stock outstanding as of the final day of the immediately preceding calendar year and (ii) the number of shares determined by the Company's Board. On January 1, 2024, the number of shares available for issuance under the ESPP increased by 67,059 pursuant to the terms of the ESPP. As of December 31, 2024, 161,673 shares of Class A common stock remain available for issuance under the ESPP.

During the year ended December 31, 2024, 43,362 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $6.28 per share.

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023

Weighted-average risk-free rate	5.0%	4.7%
Dividend yield rate	—	—
Weighted-average volatility	100.6%	54.4%
Expected term (in years)	0.50	0.50
Weighted-average grant date fair value	$2.36	$5.32

Compensation Warrants

During the year ended December 31, 2020, the Company issued warrants for the purchase of 79,612 of the Company's Class A common stock at an exercise price of $126.00 per share. These warrants vest 25% at the grant date and 25% at each of the first, second, and third anniversaries of the grant date. The warrants have a 10-year contractual term.

As of December 31, 2024, 79,612 warrants were exercisable. Compensation cost associated with the warrants was recognized over the requisite service period, which was 4.25 years.

Equity-Based Compensation Expense

Equity-based compensation expense, which also includes the option repricing in 2024 and 2023 and the modifications of stock awards for the years ended December 31, 2024 and 2023, was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$1,215	$2,992
Selling and marketing	6,445	9,852
Enterprise technology and development	957	1,330
General and administrative	8,452	9,717
Total equity-based compensation	$17,069	$23,891

As of December 31, 2024, the total unrecognized equity-based compensation expense was $11.5 million, which will be recognized over a weighted-average remaining period of 1.94 years.

In connection with the restructuring activities that took place during the years ended December 31, 2024 and 2023, the Company modified certain stock awards of terminated employees (approximately 150 employees in the three month period ended September 30, 2024, approximately 40 employees in the three month period ended March 31, 2024, approximately 25 employees in the three month period ended September 30, 2023 and approximately 100 employees in the three month period ended March 31, 2023). On September 30, 2024, the Company announced the Pivot which resulted in the reduction of approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024 and the modification of certain stock awards for certain terminated employees. See Note 15, Restructuring, for additional information on the restructuring activities. The modifications for the Pivot included accelerating the vesting of any options that would have vested within six months of the employee's termination date, and all vested options will be available for exercise for a total of six months after the employee's termination date (that is, three months in addition to the standard three months per original agreement). The modification for the other restructuring activities in the years ended December 31, 2024 and 2023 included accelerating the vesting of any options that would have vested within three months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees’ termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized $0.8 million and $1.0 million reduction to equity-based compensation expense in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

The fair value of each award that vests solely based on time as of the date of grant is estimated using a Black-Scholes option-pricing model. There were no Time-Vesting Options granted during the year ended December 31, 2024. The following table summarizes the weighted average assumptions used to determine the fair value of Time-Vesting Options granted in the year ended December 31, 2023:

December 31,
2023
Risk-free rate	3.9%
Dividend yield rate	—
Volatility	62.2%
Expected term (in years)	5.18
Weighted-average grant date fair value	$13.65

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

The fair value of the Performance-Vesting Options as of the date of grant was estimated using a Monte Carlo simulation. There were no Performance-Vesting Options granted during the year ended December 31, 2024. Due to the conversion of the Performance-Vesting Options to Time-Vesting Options as previously disclosed, there were no outstanding Performance-Vesting Options as of December 31, 2024. The following table summarizes the weighted average assumptions used to determine the fair value of the Performance-Vesting Options granted in the year ended December 31, 2023:

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

Repricing of Stock Options

2024 Repricing

The Company determined that a significant portion of its outstanding stock options under the 2020 Plan and the 2021 Plan had an exercise price per share that was significantly higher than the current fair market value of the Company’s common stock (the “2024 Underwater Options”). In order to help retain and motivate holders of 2024 Underwater Options, and align their interests with those of stockholders, the Compensation Committee of the Board resolved that it was in the best interests of the Company and its stockholders to amend certain of the 2024 Underwater Options (the “2024 Amended Underwater Options”) for current employees and consultants of the Company to reduce the exercise price of the 2024 Amended Underwater Options to the closing per share price of the Company’s common stock on November 13, 2024 (the “2024 Repricing”). The Company had 451,115 2024 Amended Underwater Options which had their exercise price amended to $6.43 per option.

Excluded from the 2024 Repricing were, among others, 2024 Underwater Options held by members of the Board, the Company's CEO; and options granted to certain consultants. Except for the modification of the exercise price, all other terms and conditions of the 2024 Amended Underwater Options remain in effect.

The Company determined that the Repricing represented a modification of share-based awards under ASC 718. Accordingly, the Company recognized incremental stock-based compensation of $0.4 million which was recorded as of the 2024 Repricing, related to 292,031 vested 2024 Amended Underwater Options. As of the 2024 Repricing, $0.2 million incremental unrecognized compensation expense related to 159,084 unvested 2024 Amended Underwater Options will be recognized as expense over the requisite service period in which the options vest, or approximately 1 year.

2023 Repricing

The Company determined that a significant portion of its outstanding stock options had an exercise price per share that was significantly higher than the current fair market value of the Company’s common stock (the “2023 Underwater Options”). In order to help retain and motivate holders of the 2023 Underwater Options, and align their interests with those of stockholders, on September 14, 2023, the Compensation Committee of the Board resolved that it was in the best interests of the Company and its stockholders to amend certain of the 2023 Underwater Options (the “2023 Amended Underwater Options”) for current employees and consultants of the Company that were either (1) not maturing in fiscal 2023 or (2) that had not been issued at an exercise price of less than $50 in the prior twelve months, to reduce the exercise price of each 2023 Amended Underwater Option to the closing per share price of the Company’s common stock on September 14, 2023 (the “2023 Repricing”). The Company had 531,515 2023 Amended Underwater Options which had their exercise price amended to $17.35 per option.

Excluded from the 2023 Repricing were, among others, 2023 Underwater Options held by members of the Board, the Company's CEO and Executive Chairman; any 2023 Underwater Options with an exercise price less than $50.00; and options granted to consultants who are no longer providing services to the Company. Except for the modification of the exercise price, all other terms and conditions of the 2023 Amended Underwater Options remain in effect.

The Company determined that the 2023 Repricing represented a modification of share-based awards under ASC 718. Accordingly, the Company recognized incremental stock-based compensation of $1.6 million which was recorded as of the 2023 Repricing, related to 255,174 vested 2023 Amended Underwater Options as of the 2023 Repricing. As of the 2023 Repricing $1.5 million incremental unrecognized compensation expense related to 276,341 unvested 2023 Amended Underwater Options will be recognized as expense over the requisite service period in which the options vest, or 1.6 years.

Note 18. Derivative Financial Instruments

As of December 31, 2024 and 2023, the notional amount of the Company’s outstanding foreign exchange options was zero and $4.4 million, respectively. In the year ended December 31, 2023, management made a determination to cease entering into any further foreign exchange options at that time. The Company's foreign exchange options outstanding at December 31, 2023 all expired prior to March 31, 2024. There were no outstanding forward contracts as of December 31, 2024 and 2023.

There were no derivative assets or liabilities as of December 31, 2024 and 2023.

The Company assessed its derivative instruments and determined that they were effective during the years ended December 31, 2024 and 2023.

The following table shows the pre-tax effects of the Company’s derivative instruments on its consolidated statements of operations (in thousands):

		Year Ended December 31,
	Financial Statement Line Item	2024	2023
Unrealized gains (losses)	Other comprehensive income (loss)	$-	$(334)

Losses reclassified from accumulated other	Cost of revenue	$(29)	$(101)
comprehensive loss into net loss	General and administrative	(35)	(121)
Total amounts reclassified		$(64)	$(222)
Gains (losses) recognized on derivatives not designated as hedging instruments	Cost of revenue	$—	$(98)

Note 19. Income Taxes

The components of the Company’s loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023
U.S.	$(73,752)	$(154,571)
Foreign	2,349	1,967
Loss before income taxes	$(71,403)	$(152,604)

The components of the income tax benefit (provision), net were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State and local	(140)	(113)
Foreign	(94)	(115)
	$(234)	$(228)
Deferred:
Federal	$(100)	$(23)
State and local	1	71
Foreign	94	143
	(5)	191
Income tax provision, net	$(239)	$(37)

The Company has continued to record a full VA against its DTAs at December 31, 2024 and 2023. The Company has certain net DTLs that will reverse in a different period than its DTAs and has DTLs with an indefinite reversal period resulting in a net DTL, after recording a VA, at December 31, 2024 and 2023 of nominal amounts.

The actual tax rate on loss before income taxes reconciles to the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.5%	2.5%
Valuation allowance on deferred tax assets	(10.1%)	(17.2%)
Goodwill impairment	(5.9%)	(5.5%)
Equity-based compensation	(4.5%)	(1.1%)
Adjustments to prior year provision	(3.7%)	0.7%
Common stock warrant liability	0.3%	0.4%
Note revaluation	—	(0.6%)
Other	0.1%	(0.2%)
Effective tax rate	(0.3%)	—

DTAs and DTLs are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$89,640	$91,585
Equity-based compensation	14,142	13,358
Inventory	12,478	12,339
Capitalized research expense	10,505	9,592
Tax basis step-up	10,135	11,570
Intangible assets	6,060	6,552
R & D credit carryover	3,886	3,886
Interest expense carryover	3,316	1,937
Foreign tax credit carryover	920	840
Lease obligations	849	837
Property and equipment	624	-
Accrued employee compensation and benefits	579	546
Accrued expenses	374	1,064
Other	1,522	1,740
Total deferred tax assets	155,030	155,846
Deferred tax liabilities:
Property and equipment	-	(5,853)
Content assets	(2,520)	(4,448)
Prepaid expenses	(1,714)	(1,969)
Right-of-use assets	(750)	(750)
Total deferred tax liabilities	(4,984)	(13,020)
Net deferred tax assets before valuation allowance	150,046	142,826
Valuation allowance	(150,047)	(142,836)
Net deferred tax liabilities	$(1)	$(10)

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

As of December 31, 2024, the Company has accumulated U.S. federal and state net operating loss ("NOL") carryforwards of $357.2 million and $420.4 million, respectively. Of the federal NOL carryforwards, $2.3 million was generated before January 1, 2018 and subject to a 20-year carryforward period. The remaining $354.9 million can be carried forward indefinitely but is subject to an 80% taxable income limitation. The U.S. federal losses subject to carryforward limitations and state NOL carryforwards will begin to expire in 2037 and 2025, respectively. As of December 31, 2024, the Company has accumulated U.S. federal and state research tax credits of $3.5 million and $1.7 million, respectively. The U.S. federal research tax credits will begin to expire in 2039. The U.S. state research tax credits do not expire.

Uncertain Tax Positions

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023

Unrecognized tax benefits, beginning of year	$1,044	$1,044
Additions for current year tax positions	—	—
Unrecognized tax benefits (excluding interest and penalties), end of year	1,044	1,044
Interest and penalties associated with unrecognized tax benefits	—	—
Unrecognized tax benefits including interest and penalties, end of year	$1,044	$1,044

All of the unrecognized tax benefits was recorded as a reduction in the Company’s gross DTAs. If the unrecognized tax benefits were not recorded it would affect the Company’s effective tax rate.

The Company files U.S. federal, numerous state and local income, franchise, U.K., and Canada tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, local, or Canada tax examination by taxing authorities for years prior to 2021. For the U.K., the Company is no longer subject to tax examinations by the taxing authorities for years prior to 2022.

Note 20. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan for the benefit of all employees who have met the eligibility requirements. Participants may contribute up to 75% of their eligible compensation, subject only to annual limitations set by the Internal Revenue Service. The Company matched 50% of participant contributions, up to 4% of the participant's total compensation for the year ended December 31, 2024. The Company matched 50% of participant contributions, up to 6% of the participant’s total compensation for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, the Company recorded expense for matching contributions of $1.2 million and $1.9 million, respectively.

Note 21. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X common stock is as follows (in thousands, except share and per share information):

	Year Ended December 31,
	2024	2023

Numerator:
Net loss	$(71,642)	$(152,641)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,818,052	6,238,777

Net loss per common share, basic and diluted	$(10.51)	$(24.47)

Basic net loss per common share is the same as dilutive net loss per common share for the years ended December 31, 2024 and 2023 as the inclusion of all potential common shares would have been antidilutive. The weighted average common shares outstanding (basic and diluted) in the above table exclude the 160,000 shares that were forfeited by Mr. Daikeler for the period of time after they were forfeited (June 15, 2023) and includes (1) the 420,769 shares that were issued in the Equity Offering on December 13, 2023 for the period of time after they were issued and (2) the pre-funded warrants to purchase up to 122,821 shares of Class A common stock issued in the Equity Offering on December 13, 2023 for the period of time after they were issued, as the exercise of the pre-funded warrants required nominal consideration for the delivery of the common stock and these warrants were exercised by the investor and converted into 122,821 shares of Class A common stock on January 12, 2024.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023
Time-Vesting Options (1)	1,008,017	839,479
Performance-Vesting Options (1)	—	318,440
RSUs	326,226	301,881
Compensation warrants	79,612	79,612
Public and Private Placement Warrants	306,667	306,667
Term Loan warrants	97,482	97,482
Common Stock Warrants	543,590	543,590
Forest Road Earn-out Shares	75,000	75,000
	2,436,594	2,562,151

(1) The 318,440 Performance-Vesting Options were converted to Time-Vesting Options on November 13, 2024. See Note 17, Equity-Based Compensation, for additional information on the conversion of the Performance-Vesting Options to Time-Vesting Options.

The Forest Road Earn-out Shares are unvested and are subject to forfeiture if certain earnout conditions are not satisfied. Subject to certain other terms and conditions, the Forest Road Earn-out Shares will vest, in equal tranches of 10% each, commencing on December 22, 2021, upon the occurrence of the Company's last sale price on the NYSE exceeding each of the following price per share thresholds for any 20 trading days within any consecutive 30-day trading period: $600.00, $650.00, $700.00, $750.00 and $800.00. Any Forest Road Earn-out Shares that do not vest within ten years will be forfeited. The Forest Road Earn-out Shares are accounted for as equity-classified equity instruments and recorded in additional paid in capital. As of December 31, 2024, all Forest Road Earn-out Shares are unvested. The Forest Road Earn-out Shares are considered participating securities as they would share in any dividends declared by the Company. However, as there is no specific requirement to allocate any losses of the Company to the holders of the Forest Road Earn-out Shares and there is no legal requirement to have them fund such losses, the two-class method for earnings per share is not applicable for loss periods.

Note 22. Related Party Transactions

The Company has a royalty agreement with a company related to the controlling shareholder. The related party assisted the Company with the development of several products and receives royalties based on the sales of these products. Total payments to the related party were approximately $0.4 million and $0.4 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, $0.2 million and $0.2 million, respectively, was due to the related party pursuant to the royalty agreement.

A minority shareholder and director of the Company is also a shareholder in a law firm that provides legal services to the Company. Total payments to the related party were $0.7 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively. The Company’s accounts payable to the firm was approximately zero as of each of December 31, 2024 and 2023.

Note 23. Parent Only Financial Statements

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

Schedule I

The Beachbody Company, Inc.

(Parent Company Only)

Condensed Balance Sheet

(in thousands, except share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$—	$25
Prepaid expenses	12	12
Investment in subsidiaries	463,030	463,955
Total current assets	463,042	463,992
Total assets	$463,042	$463,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$8	$7
Due to subsidiaries	432,691	378,100
Total current liabilities	432,699	378,107
Warrant liabilities	2,173	3,125
Total liabilities	434,872	381,232
Stockholders’ equity:
Class A: 4,218,828 and 3,978,356 shares issued and outstanding at December 31, 2024 and 2023, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at December 31, 2024 and 2023, respectively;	1	1
Additional paid-in capital	671,735	654,657
Accumulated deficit	(643,567)	(571,899)
Total stockholders’ equity	28,170	82,760
Total liabilities and stockholders’ equity	$463,042	$463,992

See note to condensed financial statements.

Schedule I

The Beachbody Company, Inc.

(Parent Company Only)

Condensed Statement of Operations and Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023
Change in fair value of warrant liabilities	$1,144	$2,679
Other income	(5)	127
Equity in net loss of subsidiaries	(72,807)	(155,507)
Net loss and total comprehensive loss	$(71,668)	$(152,701)

See note to condensed financial statements.

Schedule I

The Beachbody Company, Inc.

(Parent Company Only)

Condensed Statement of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(71,668)	$(152,701)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of warrant liabilities	(1,144)	(2,679)
Equity in net loss of subsidiaries	72,807	155,507
Changes in operating assets and liabilities:
Prepaid expenses	—	8
Accrued expenses	1	9
Net cash (used in) provided by operating activities	(4)	144
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Decrease in due to subsidiaries	(30)	(8,299)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	272	553
Tax withholdings payments for vesting of restricted stock	(263)	(2,178)
Proceeds from issuance of Equity Offering, net of issuance costs	—	4,908
Net cash used in financing activities	(21)	(5,016)
Net decrease in cash and cash equivalents	(25)	(4,872)
Cash and cash equivalents, beginning of year	25	4,897
Cash and cash equivalents, end of year	$—	$25

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, which is the end of the period covered by this Annual Report, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

With the participation of our Chief Executive Officer and our Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the system of internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of Registered Public Accounting Firm

This report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as a "non-accelerated filer" as defined in Rule 12b-2 of the Securities Act.

Change in Internal Control Over Financial Reporting

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required for this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required for this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

Item 12(a). Security Ownership of Certain Beneficial Owners.

The information required for this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

Item 12(b). Security Ownership of Management.

The information required for this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

Item 12(c). Changes in Control.

The information required for this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.

The information required for this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required for this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required for this item will be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)1. Financial Statements

(a)2. Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2024 and 2023 are filed as part of this report and should be read in conjunction with the consolidated financial statements (in thousands).

	December 31,
	2024	2023
Deferred tax asset valuation allowance, beginning of year	$142,836	$116,564
Additions charged to earnings	7,211	26,272
Deferred tax asset valuation allowance, end of year	$150,047	$142,836

(a)3. Exhibits

Exhibits required under Item 601 of Regulation S-K:

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.
2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., BB Merger Sub, Inc., Myx Merger Sub, LLC, The Beachbody Company Group, LLC, And Myx Fitness Holdings, LLC.	8-K/A	2.1	2/16/2021	001-39735
3.1	Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.					*
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	11/27/2023	001-39735
3.3	Second Amended and Restated Bylaws of The Beachbody Company, Inc	8-K	3.1	12/18/24	001-39735
4.1	Specimen Class A Common Stock Certificate of The Beachbody Company, Inc.	8-K	4.1	7/1/2021	001-39735
4.2	Warrant Agreement, dated November 24, 2020, by and between Forest Road Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.2	7/1/2021	001-39735
4.3	Description of Securities.	10-K	4.3	3/1/2022	001-39735
4.4	Form of Warrant.	10-Q	10.3	8/8/2022	001-39735
4.5	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	12/13/2023	001-39735
4.6	Form of Common Stock Purchase Warrant	8-K	4.2	12/13/2023	001-39735
4.7	Form of Second Amended and Restated Warrant to Purchase Stock	8-K	10.2	4/8/2024	001-39735
4.8	Form of Third Amended and Restated Warrant to Purchase Stock	8-K	10.2	10/21/2024	001-39735
10.1	Form of Subscription Agreement.	S-4/A	10.1	5/27/2021	333-253136
10.2	Sponsor Agreement, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., Forest Road Acquisition Sponsor LLC and The Beachbody Company Group, LLC.	S-4/A	10.2	5/27/2021	333-253136
10.3	Amended and Restated Registration Rights Agreement, by and among The Beachbody Company, Inc., Forest Road Acquisition Sponsor LLC, The Beachbody Company Group, LLC, Kevin Mayer and certain stockholders of The Beachbody Company, Inc.	8-K	10.3	7/1/2021	001-39735
10.4^	The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.2	7/9/2021	001-39735
10.5^	The Beachbody Company, Inc. Employee Stock Purchase Plan.	8-K	10.3	7/9/2021	001-39735
10.6^	Form of Stock Option Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.4	7/9/2021	001-39735
10.7^	Form of RSU Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.5	7/9/2021	001-39735

10.8^	First Amendment to the Beachbody Company, Inc. 2021 Incentive Award Plan	8-K	10.1	6/7/24	001-39735
10.9^	Non-Employee Director Compensation Program.	8-K	10.6	7/9/2021	001-39735
10.10^	The Beachbody Company, Inc. Amended and Restated 2020 Equity Compensation Plan.	8-K	10.7	7/9/2021	001-39735
10.11^	The Beachbody Company, Inc. Deferred Compensation Plan for Directors	10-K	10.10	3/16/2023	001-39735
10.12^	Separation, General Release and Independent Contractor Services Agreement, dated April 19, 2022, by and among Beachbody, LLC, The Beachbody Company, Inc. and Sue Collyns	10-Q	10.2	5/9/2022	001-39735
10.13^	Revised Offer of Employment Letter, dated as of May 10, 2022, as amended, by and between Beachbody, LLC and Kathy Vrabeck.	10-Q	10.1	8/8/2022	001-39735
10.14^	Confidential Separation and General Release Agreement, dated as of March 10, 2023 and effective May 1, 2023, by and between Beachbody, LLC and Blake Bilstad.	10-K	10.15	3/16/2023	001-39735
10.15	Form of Indemnification Agreement.	8-K	10.1	5/9/2022	001-39735
10.16	Warrant Agreement, dated September 18, 2020, by and between The Beachbody Company Group, LLC and Akron Supplement, LLC.	S-4/A	10.12	5/10/2021	333-253136
10.17	Warrant Agreement, dated September 18, 2020, by and between The Beachbody Company Group, LLC and Schwarzenegger Blind Trust.	S-4/A	10.13	5/10/2021	333-253136
10.18	Financing Agreement, dated August 8, 2022, by and among Beachbody, LLC, a Delaware limited liability company, The Beachbody Company, Inc., a Delaware corporation (the "Parent"), each subsidiary of the Parent from time to time party thereto, the lenders from time to time party hereto (each a "Lender" and collectively, the "Lenders"), and Blue Torch Finance, LLC, as collateral agent and as administrative agent for the Lenders.	10-Q	10.2	8/8/2022	001-39735
10.19	Securities Purchase Agreement	8‑K	10.2	12/13/2023	001-39735
10.20	Offer Letter, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Mark Goldston.	8‑K	10.1	6/15/2023	001-39735
10.21	The Beachbody Company, Inc. 2023 Employee Inducement Incentive Award Plan.	8‑K	10.2	6/15/2023	001-39735
10.22	Option Agreement under 2023 Employee Inducement Incentive Award Plan, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Mark Goldston.	8‑K	10.3	6/15/2023	001-39735
10.23	Forfeiture Agreement, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Carl Daikeler.	8‑K	10.4	6/15/2023	001-39735
10.24	Amendment No. 1 to Financing Agreement, dated as of October 4, 2022 by and among the Company, the Borrower, each subsidiary of the Company party thereto, the lenders party thereto and Blue	10-Q	10.2	11/7/2023	001-39735

	Torch, as collateral agent and as administrative agent.
10.25	Amendment No. 2 to Financing Agreement, dated as of July 24, 2023 by and among the Company, the Borrower, each subsidiary of the Company party thereto, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.	8‑K	10.1	7/26/2023	001-39735
10.26	Consent No. 1 and Amendment No. 3 to Financing Agreement, dated as of January 9, 2024 by and among the Borrower, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.	10-Q	10.1	1/12/2024	001-39735
10.27	Consent No. 2 and Amendment No. 4 to Financing Agreement, dated as of February 29, 2024 by and among the Borrower, the lenders party thereto and Blue Torch, as collateral agent and as administration agent.	8‑K	10.1	3/5/2024	001-39735
10.28	Amendment No. 5 to Financing Agreement, dated as of April 5, 2024 by and among the Borrower, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent.	8-K	10.1	4/8/2024	001-39735
10.29	Amendment No. 6 to Financing Agreement, dated as of October 18, 2024 by and among the Company, the Borrower, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent	8-K	10.1	10/21/2024	001-39735
10.30	Amendment No. 7 to Financing Agreement, dated as of January 25, 2025 by and among the Company, the Borrower, the lenders party thereto and Blue Torch, as collateral agent and as administrative agent					*
10.31	Letter Agreement by and between Beachbody, LLC and Michael Neimand, dated April 10, 2024	8-K	10.1	4/16/2024	001-39735
10.32	Letter Agreement by and between Beachbody, LLC and Brad Ramberg, dated February 24, 2025	8-K	10.1	2/28/25	001-39735
10.33	Amended and Restated Stock Option Grant Notice and Agreement Inducement, dated as of November 13, 2024, by and between The Beachbody Company, Inc. and Mark Goldston.					*
19.1	Insider Trading Policy					*
21.1	Subsidiaries of the Company					*
23.1	Consent of Deloitte & Touche LLP					*
24.1	Powers of Attorney (incorporated by reference to the signature page hereto)					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**
97.1	The Beachbody Company, Inc. Compensation Clawback Policy effective as of October 2, 2023.	10-K	97.1	3/11/2024	001-39735

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
^	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEACHBODY COMPANY, INC.

Date: March 28, 2025	By:	/s/ Brad Ramberg
Brad Ramberg
Interim Chief Financial Officer (Interim Principal Financial Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Daikeler, Brad Ramberg and Jonathan Gelfand, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carl Daikeler	Director and Chief Executive Officer (Principal Executive Officer)	March 28, 2025
Carl Daikeler

/s/ Brad Ramberg	Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)	March 28, 2025
Brad Ramberg

/s/ Mark Goldston	Executive Chairman, Director	March 28, 2025
Mark Goldston

/s/ Mary Conlin	Director	March 28, 2025
Mary Conlin

/s/ Kristin Frank	Director	March 28, 2025
Kristin Frank

/s/ Michael Heller	Director	March 28, 2025
Michael Heller

/s/ Ann Lundy	Director	March 28, 2025
Ann Lundy

/s/ Kevin Mayer	Director	March 28, 2025
Kevin Mayer

/s/ John Salter	Director	March 28, 2025
John Salter

/s/ Ben Van de Bunt	Director	March 28, 2025
Ben Van de Bunt