Form 10-Q
period 2025-03-31
Beachbody Company, Inc.
filed 2025-05-15
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

There were 4,276,212 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of May 7, 2025.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (restricted cash of $0.1 million at March 31, 2025 and December 31, 2024, respectively)	$18,126	$20,187
Restricted short-term investments	4,250	4,250
Inventory	13,480	16,303
Prepaid expenses	7,167	9,034
Other current assets	18,635	28,911
Total current assets	61,658	78,685
Property and equipment, net	10,661	12,749
Content assets, net	10,138	12,179
Goodwill	65,166	65,166
Right-of-use assets, net	2,804	3,063
Other assets	2,112	2,714
Total assets	$152,539	$174,556
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,173	$9,534
Accrued expenses	19,573	24,982
Deferred revenue	69,819	77,273
Current portion of lease liabilities	1,352	1,338
Current portion of Term Loan	16,425	9,500
Other current liabilities	3,502	5,011
Total current liabilities	118,844	127,638
Term Loan	—	9,668
Long-term lease liabilities, net	1,675	1,973
Deferred tax liabilities	—	1
Other liabilities	7,985	7,106
Total liabilities	128,504	146,386
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 4,259,361 and 4,218,828 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively;	1	1
Class C: no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	673,357	671,735
Accumulated deficit	(649,266)	(643,518)
Accumulated other comprehensive loss	(58)	(49)
Total stockholders’ equity	24,035	28,170
Total liabilities and stockholders’ equity	$152,539	$174,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2025	2024

Revenue:
Digital	$42,911	$61,506
Nutrition and other	28,653	55,512
Connected fitness	799	3,028
Total revenue	72,363	120,046
Cost of revenue:
Digital	6,211	12,862
Nutrition and other	13,451	22,284
Connected fitness	1,152	3,618
Total cost of revenue	20,814	38,764
Gross profit	51,549	81,282
Operating expenses:
Selling and marketing	30,970	59,261
Enterprise technology and development	12,596	17,717
General and administrative	11,657	13,483
Restructuring	—	1,644
Total operating expenses	55,223	92,105
Operating loss	(3,674)	(10,823)
Other income (expense):
Loss on partial debt extinguishment	—	(1,209)
Change in fair value of warrant liabilities	(689)	(724)
Interest expense	(1,565)	(1,875)
Other income, net	225	477
Loss before income taxes	(5,703)	(14,154)
Income tax provision	(45)	(62)
Net loss	$(5,748)	$(14,216)

Net loss per common share, basic and diluted	$(0.84)	$(2.10)
Weighted-average common shares outstanding, basic and diluted	6,883	6,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended March 31,
	2025	2024

Net loss	$(5,748)	$(14,216)
Other comprehensive income (loss):
Reclassification of gains (losses) on derivative financial instruments included in net loss, net of tax	—	80
Foreign currency translation adjustment	(9)	(42)
Total other comprehensive income	(9)	38
Total comprehensive loss	$(5,757)	$(14,178)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2023	6,707	$2	$654,657	$(571,876)	$(23)	$82,760
Net loss	—	—	—	(14,216)	—	(14,216)
Other comprehensive income	—	—	—	—	38	38
Equity-based compensation	61	—	4,365	—	—	4,365
Tax withholdings on vesting of restricted stock	(24)	—	(206)	—	—	(206)
Pre-funded warrants exercised	123	—	—	—	—	—
Balances at March 31, 2024	6,867	$2	$658,816	$(586,092)	$15	$72,741

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at December 31, 2024	6,948	$2	$671,735	$(643,518)	$(49)	$28,170
Net loss	—	—	—	(5,748)	—	(5,748)
Other comprehensive loss	—	—	—	—	(9)	(9)
Equity-based compensation	55	—	1,726	—	—	1,726
Options exercised, net of tax withholdings	7	—	47	—	—	47
Tax withholdings on vesting of restricted stock	(22)	—	(151)	—	—	(151)
Balances at March 31, 2025	6,988	$2	$673,357	$(649,266)	$(58)	$24,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(5,748)	$(14,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,888	5,378
Amortization of content assets	2,729	4,540
Provision for inventory	146	635
Realized (gains) losses on hedging derivative financial instruments	—	64
Change in fair value of warrant liabilities	689	724
Equity-based compensation	1,726	4,365
Deferred income taxes	—	(3)
Amortization of debt issuance costs	728	585
Paid-in-kind interest expense	154	214
Loss on partial debt extinguishment	—	1,209
Change in lease assets	259	(813)
Gain on sale of property and equipment	—	(784)
Changes in operating assets and liabilities:
Inventory	2,677	3,497
Content assets	(688)	(1,831)
Prepaid expenses	1,867	707
Other assets	10,985	4,084
Accounts payable	(1,310)	(2,212)
Accrued expenses	(5,597)	(1,362)
Deferred revenue	(7,369)	4,907
Other liabilities	(1,794)	(554)
Net cash provided by operating activities	2,342	9,134
Cash flows from investing activities:
Purchase of property and equipment	(694)	(1,699)
Proceeds from sale of property and equipment	—	5,600
Net cash (used in) provided by investing activities	(694)	3,901
Cash flows from financing activities:
Proceeds from exercise of stock options	47	—
Debt repayments	(3,625)	(7,013)
Tax withholding payments for vesting of restricted stock	(151)	(206)
Net cash used in financing activities	(3,729)	(7,219)
Effect of exchange rates on cash, cash equivalents, and restricted cash	20	(296)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,061)	5,520
Cash, cash equivalents and restricted cash, beginning of period	20,187	33,409
Cash, cash equivalents, and restricted cash, end of period	$18,126	$38,929
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$645	$1,111
Cash paid during the period for income taxes, net	7	29
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$331	$453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“BODi” or the “Company”) is a leading fitness and nutrition company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription and/or digital program purchases on the BODi digital platform, accessible through a web browser, iOS devices, Android Devices and Roku. BODi offers nutritional products such as Shakeology nutrition shakes, Beachbody Performance supplements and BEACHBAR snack bars, which have been designed and clinically tested to help customers achieve their goals. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”), social media marketing channels, and direct response advertising. On September 30, 2024, the Company announced strategic initiatives to transition its network business from a Multi-Level Marketing ("MLM") model with its Partners to a single level affiliate model (the "Pivot").

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

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in our condensed consolidated financial statements include, but are not limited to, the useful life and recoverability of long-lived assets, the valuation of warrant liabilities, the recognition and measurement of income tax assets and liabilities, impairment of goodwill, and the net realizable value of inventory. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ from those estimates. We periodically review estimates and assumptions and we reflect the effects of changes, if any, in the unaudited condensed consolidated financial statements in the period that they are determined.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated in consolidation. The financial data and other financial information disclosed in the notes to these unaudited condensed consolidated financial statements are also unaudited. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments through enhanced disclosures about significant segment expenses. The Company adopted this new accounting guidance on a retrospective basis on January 1, 2024, and the adoption did not have a material effect on its unaudited condensed consolidated financial statements.

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

Note 2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended March 31,
	2025	2024

Geographic region:
United States	$66,852	$106,750
Rest of world[1]	5,511	13,296
Total revenue	$72,363	$120,046

(1) Consists of Canada, United Kingdom, and France. Other than Canada at 10.2% during the three months ended March 31, 2024, no single country accounted for more than 10% of total revenue during the three months ended March 31, 2025 and 2024.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 93% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the three months ended March 31, 2025, the Company recognized $36.3 million of revenue that was included in the deferred revenue balance as of December 31, 2024. During the three months ended March 31, 2024, the Company recognized $49.8 million of revenue that was included in the deferred revenue balance as of December 31, 2023.

Note 3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$504
Common Stock Warrants	—	—	2,358
Total liabilities	$—	$—	$2,862

	December 31, 2024
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$390
Common Stock Warrants	—	—	1,783
Total liabilities	$—	$—	$2,173

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. Restricted short-term investments of $4.3 million at March 31, 2025 consist of a one-year certificate of deposit (“CD”) that matures on July 26, 2025 with an interest rate of 4.4%, which is restricted due to a contractual agreement. The Company’s Term Loan Warrants (as defined below) and Common Stock Warrants (as defined below) are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Risk-free rate	4.0%	4.2%
Dividend yield rate	—	—
Volatility	73.6%	83.1%
Contractual term (in years)	1.24	1.48
Exercise price	$575.00	$575.00

The following table presents changes in the fair value of the Private Placement Warrants for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Balance, beginning of period	$—	$9
Change in fair value	—	1
Balance, end of period	$—	$10

For the three months ended March 31, 2024, the change in the fair value of the Private Placement Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Public Warrants

The Company determined the fair value of the outstanding warrants for the purchase of 200,000 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the "Public Warrants") using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived from the Company's historical volatility. The expected life was based on the remaining contractual term of the Public Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Public Warrants expected life. The significant unobservable input used in the fair value measurement of the Public Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively. The following table presents significant assumptions utilized in the valuation of the Public Warrants on March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Risk-free rate	4.0%	4.2%
Dividend yield rate	—	—
Volatility	73.6%	83.1%
Contractual term (in years)	1.24	1.48
Exercise price	$575.00	$575.00

The following table presents changes in the fair value of the Public Warrants for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Balance, beginning of period	$—	$17
Change in fair value	—	2
Balance, end of period	$—	$19

For the three months ended March 31, 2024, the change in the fair value of the Public Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Risk-free rate	3.9%	4.3%
Dividend yield rate	—	—
Volatility	85.4%	81.5%
Contractual term (in years)	4.36	4.60
Exercise price	$6.26	$6.26

The following table presents changes in the fair value of the Term Loan Warrants for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Balance, beginning of period	$390	$392
Change in fair value	114	101
Balance, end of period	$504	$493

For the three months ended March 31, 2025 and 2024, the change in the balance of the Term Loan Warrants was due to the change in the fair value of the Term Loan Warrants resulting from the change in price of the Company’s Class A common stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Risk-free rate	3.9%	4.3%
Dividend yield rate	—	—
Volatility	86.7%	82.4%
Contractual term (in years)	4.20	4.45
Exercise price	$11.24	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the three months ended March 31, 2025 (in thousands):

	Three months ended March 31,	Three months ended March 31,
	2025	2024
Balance, beginning of year	$1,783	$2,707
Change in fair value	575	620
Balance, end of period	$2,358	$3,327

For the three months ended March 31, 2025 and 2024, the change in the fair value of the Common Stock Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Note 4. Inventory

Inventory, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024

Raw materials and work in process	$6,421	$7,650
Finished goods	7,059	8,653
Total inventory	$13,480	$16,303

Adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $0.1 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue. The Company recorded $0.1 million and $(0.3) million of these adjustments in nutrition and other cost of revenue for the three months ended March 31, 2025 and 2024, respectively. The Company also recorded zero and $0.9 million of these adjustments in connected fitness cost of revenue for the three months ended March 31, 2025 and 2024, respectively.

Note 5. Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Deferred Partner costs	$14,963	$25,578
Accounts receivable, net	1,933	1,449
Deposits	195	74
Other	1,544	1,810
Total other current assets	$18,635	$28,911

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024

Computer software and web development	$122,234	$122,742
Computer equipment	15,863	16,954
Leasehold improvements	1,117	1,117
Furniture, fixtures and equipment	1,084	1,084
Computer software and web development projects in-process	520	—
Property and equipment, gross	140,818	141,897
Less: Accumulated depreciation	(130,157)	(129,148)
Total property and equipment, net	$10,661	$12,749

On February 29, 2024, the Company sold its Van Nuys production facility which had a net carrying value of $4.8 million for $6.2 million. The Company recognized a gain on the sale of the facility of $0.8 million, which is recorded as a reduction in general and administrative expenses for the three months ended March 31, 2024.

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations, as follows (in thousands):

	Three months ended March 31,
	2025	2024

Cost of revenue	$1,558	$2,058
Enterprise technology and development	1,330	3,320
Total depreciation	$2,888	$5,378

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the followings (in thousands):

	March 31, 2025	December 31, 2024
Employee compensation and benefits	$4,591	$5,180
Sales and other taxes	3,016	3,125
Outside professional services	2,259	1,997
Information technology	1,702	2,211
Advertising	1,571	2,208
Inventory, shipping and fulfillment	1,410	2,925
Partner costs	717	3,272
Other accrued expenses	4,307	4,064
Total accrued expenses	$19,573	$24,982

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $11.5 million and $9.1 million for the three months ended March 31, 2025 and 2024, respectively.

Other Current Liabilities

On October 1, 2024, the Company entered into a financing agreement with AFCO Acceptance Corporation ("AFCO") to finance certain of its annual insurance premiums. The Company financed $2.2 million, which will be paid over an eleven month period with the first payment due on November 1, 2024. The financing has an interest rate of 8.07% and AFCO has a security interest in the underlying policies that have been financed. The $1.0 million and $1.6 million outstanding as of March 31, 2025 and December 31, 2024, respectively, is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

On October 1, 2024, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain other of its annual insurance premiums. The Company financed $2.2 million, which will be paid over a ten month period with the first payment due on November 1, 2024. The financing has an interest rate of 7.95% and FIF has a security interest in the underlying policies that have been financed. The $0.9 million and $1.5 million outstanding as of March 31, 2025 and December 31, 2024, respectively, is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

Note 8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. During the three months ended March 31, 2025 and 2024, there were no losses on inventory purchase commitments. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding March 31, 2025 are as follows (in thousands):

Nine months ending December 31, 2025	$9,256
Year ending December 31, 2026	1,077
Year ending December 31, 2027	85
Year ending December 31, 2028	75
$10,493

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the three months ended March 31, 2025 the Company paid $0.8 million of royalty payments exclusive of guaranteed payments.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2029. These lease obligations will require payments of approximately $1.0 million during the nine months ending December 31, 2025, $1.5 million for the year ending December 31, 2026 and $0.9 million in total thereafter through 2029.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 28 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. As of the date of this report, twelve arbitrations have been settled for nominal fees per arbitration. The remaining arbitrations continue to move forward. This matter is pending as of the date of this quarterly report. We deny the allegations in the complaint and intend to vigorously defend ourselves in this action.

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

The Reilly Action generally alleges that the proxy that Forest Road issued prior to the Merger contained numerous material misstatements and omissions that impaired the Forest Road stockholders’ ability to make an informed decision regarding whether to redeem their stock in connection with the Merger. The plaintiff also asserts that the Merger was a conflicted transaction because the Forest Road Sponsor Defendants and the former Forest Road directors were incentivized to close the Merger even if it was a value-decreasing transaction for Forest Road’s public stockholders. As to the Company, Meyer, and Raine, the complaint alleges that these defendants aided and abetted the Forest Road defendants’ disclosure violations. On December 5, 2024, the plaintiffs in the Reilly Action dismissed without prejudice the aiding and abetting claims against the Company and Raine. Consequently, the Company is not currently a party to the litigation but its indemnification obligation as to certain of the remaining defendant directors remain.

On February 17, 2025, the remaining defendants filed their opening brief in support of their motion to dismiss the amended compliant. Plaintiff's opposition is due no later than 60 days after February 17, and defendants reply will be due no later than 30 days of when plaintiff files its opposition.

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately 6,239 subscribers of BODi and intends to file similar demands for each person. the plaintiffs are seeking monetary damages as well as injunctive and equitable relief. We deny the allegations in the complaint and intend to vigorously defend ourselves in this action.

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

Note 9. Debt

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company, the "Borrower"), and certain other subsidiaries of the Company as guarantors (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement which was subsequently amended (collectively with any amendments thereto, the “Financing Agreement”). The Financing Agreement provides for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. In addition, the Financing Agreement permits the Company to borrow up to an additional $25.0 million, subject to the terms and conditions set forth in the Financing Agreement. Borrowings under the Term Loan are unconditionally guaranteed by the Guarantors, and all present and future material U.S. and Canadian subsidiaries of the Company. Such security interest consists of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.5 million of third-party debt issuance costs which are recorded in the unaudited condensed consolidated balance sheets as a reduction of long-term debt as of March 31, 2025 and December 31, 2024 and are being amortized over the term of the Term Loan using the effective-interest method.

The Term Loan borrowings may take the form of base rate (“Reference Rate”) loans or Secured Overnight Financing Rate (“SOFR Rate”) loans. Reference Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 6.15% per annum, plus the greater of (a) 2.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the SOFR Rate (based upon an interest period of one month) plus 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal. SOFR Rate loans bear interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR Rate (based upon an interest period of three months). The SOFR Rate is subject to a floor of 1.00%. In addition, the Term Loan borrowings bear additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan was a SOFR Rate loan, with an effective interest rate of 27.81% and a cash interest rate of 11.64% for the three months ended March 31, 2025. The Company recorded $1.5 million and $1.8 million of interest related to the Term Loan during the three months ended March 31, 2025 and 2024, respectively.

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

On May 13, 2025, (the “Asset-Based Lending Facility Effective Date”), the Company, the lenders party thereto and Tiger Finance, LLC (“Tiger”), as administrative agent, entered into a $35.0 million asset-based lending facility (the “ABL Facility”), which includes a $10 million uncommitted accordion, that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month SOFR rate plus 9.00% at its inception with a reduction in rate to the one-month SOFR rate plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The ABL Facility is secured by a first lien on substantially all of the Company’s assets and there is no required payment of principal until July 1, 2026 and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms. The ABL Facility has financial covenants that require the Company to maintain certain billing levels, subscription counts and liquidity levels.

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million.

See Note 16, Subsequent Events, for additional information on the ABL Facility and the repayment of the existing Term Loan.

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share (the "Term Loan Warrants"). The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants. The Term Loan Warrants were recorded in the unaudited condensed consolidated balance sheets as warrant liabilities. The initial fair value of the Term Loan Warrants, of $5.2 million, is being amortized as a debt discount over the term of the Term Loan using the effective-interest method. In connection with the Second Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant First Amendment"). The amendment of the Term Loan Warrants amended the exercise price of the Term Loan Warrants from $92.50 per share to $20.50 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Second Amendment Effective Date by $0.8 million and was recorded as of the Second Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount is being amortized over the amended term of the Term Loan using the effective-interest method. In connection with the Equity Offering (as defined below), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock. On April 5, 2024, the Company, the Borrower, the Lenders and the Term Loan Agent, entered into a Fifth Amendment to the Financing Agreement (the "Fifth Amendment"). In connection with the Fifth Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant Second Amendment"). The Warrant Second Amendment amended the exercise price of the Term Loan Warrants from $20.50 per share to $9.16 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the effective date of the Fifth Amendment (the "Fifth Amendment Effective Date") by $0.1 million and was recorded as of the Fifth Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount is being amortized over the amended term of the Term Loan using the effective interest method.

On October 18, 2024, the Company, the Borrower, the Lenders and the Term Loan Agent entered into a Sixth Amendment to the Financing Agreement (the "Sixth Amendment"). In connection with the Sixth Amendment, the Company also amended and restated the Term Loan Warrants for the purchase of 97,482 shares of the Company’s Class A common stock. The amendment of the Term Loan Warrants amends the exercise price from $9.16 per share to $6.26 per share.

The aggregate amounts of payments due for the periods succeeding March 31, 2025 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Nine months ending December 31, 2025	$17,961
Less current portion	(16,425)
Less unamortized debt discount and debt issuance costs	(1,978)
Add capitalized paid-in-kind interest	442
Total long-term debt	$—

Quarterly principal payments on the Term Loan are as follows (in thousands):

Three months ended June 30, 2025 $2,625

Three months ended September 30, 2025 1,625

Three month ended December 31, 2025 1,625

Three months ended March 31, 2026 (1) 12,086

(1) Includes loan maturity on February 8, 2026.

The payments in the nine months ended December 31, 2025 include prepayments of $17.3 million which were paid on May 13, 2025 as part of the extinguishment of the Term Loan. See Note 16, Subsequent Events, for more information on the ABL Facility that the Company entered into on May 13, 2025 which proceeds were used to repay in full the Term Loan.

At March 31, 2025 and December 31, 2024, the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which is collateralized by $0.1 million of cash. This letter of credit expires on December 6, 2025 and is automatically extended for one-year terms unless notice of non-renewal is provided 60 days prior to the end of the applicable term. At March 31, 2025 and December 31, 2024, the cash collateralizing this letter of credit is classified as current restricted cash in our unaudited condensed consolidated balance sheet.

Note 10. Segment

The Company is a leading fitness and nutrition company. The Company defines its one segment on the basis of the way in which internally reported financial information is regularly reviewed by the Chief Operating Decision Maker ("CODM") to analyze financial performance, make decisions, and allocate resources.

The Company’s CODM assesses the segments performance by using net loss. The CODM uses net loss for its segment in the annual budget and forecasting process. The CODM considers budget to actual variances on a quarterly basis for its profit measures when making decisions about the allocation of operating and capital resources to the segment.

The Company recorded depreciation expense related to its property and equipment of $2.9 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively. See Note 6, Property and Equipment, Net, for additional information on the Company's depreciation expense. The Company recorded content amortization expense of $2.7 million and $4.5 million for the three months ended

March 31, 2025 and 2024, respectively. The Company recorded interest income, which is recorded in other income, net, in the condensed consolidated statement of operations, of $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Since the Company has only one reporting segment, the presentation of the Company’s segment’s operating results is the same as the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 and the expenses on the condensed consolidated statement of operations are the significant segment expenses (see the Company’s condensed consolidated statement of operations) and its assets and liabilities is the same as the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (see the Company’s condensed consolidated balance sheets).

Note 11. Stockholders’ Equity

As of March 31, 2025, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock and 100,000,000 shares are designated as preferred stock.

Holders of each share of each class of Common Stock are entitled to dividends when, as, and if declared by the Company’s Board, subject to the rights and preferences of any holders of Preferred Stock outstanding at the time. As of March 31, 2025, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended March 31, 2025 and 2024 (in thousands):

Total[1]

Balances at December 31, 2023	$(23)
Other comprehensive loss before reclassifications	(42)
Amounts reclassified from accumulated other comprehensive income	64
Tax effect	16
Balances at March 31, 2024	$15

Balances at December 31, 2024	$(49)
Other comprehensive loss before reclassifications	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	—
Tax effect	—
Balances at March 31, 2025	$(58)

1Total denotes unrealized gain (loss) on derivatives and foreign currency translation adjustments.

Note 12. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Time-Vesting Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	1,008,017	$18.64	6.60	$—
Exercised	(7,233)	6.43
Forfeited	(70,424)	13.55
Expired	(17,602)	11.87
Outstanding at March 31, 2025	912,758	$19.26	6.54	$904
Exercisable at March 31, 2025	444,956	$27.20	5.24	$414

A summary of restricted stock unit ("RSU") activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2024	326,226	$17.42
Granted	347,808	6.88
Vested	(55,229)	20.34
Forfeited	(15,650)	7.94
Outstanding at March 31, 2025	603,155	$10.64

The fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $1.1 million and $1.8 million, respectively.

On January 1, 2025, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 347,391 pursuant to the terms of the 2021 Plan. As of March 31, 2025, 1,036,049 shares of Class A common stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $0.2 million during the three months ended March 31, 2025, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

Employee Stock Purchase Plan

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Risk-free rate	4.3%	5.2%
Dividend yield rate	—	—
Volatility	61.2%	107.5%
Expected term (in years)	0.50	0.50
Weighted-average grant date fair value	$1.19	$2.44

Equity-Based Compensation Expense

Equity-based compensation expense for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended March 31,
	2025	2024

Cost of revenue	$201	$376
Selling and marketing	270	1,502
Enterprise technology and development	161	240
General and administrative	1,094	2,247
Total equity-based compensation	$1,726	$4,365

The Company modified certain stock awards of terminated employees (approximately 10 and 40 employees in the three month periods ended March 31, 2025 and 2024, respectively). The modifications in the three months ended March 31, 2025 and 2024 included accelerating the vesting of any options and RSU's that would have vested within three months of the employees termination date (12 months for a former executive of the Company), and all vested options will be available for exercise for a total of six months after the employees’ termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized $0.9 million and $0.5 million reduction to equity-based compensation expense in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

Note 13. Restructuring

The 2024 restructuring charges primarily relate to the Company's key initiatives. The Company recognized restructuring costs of $1.6 million during the three months ended March 31, 2024 comprised primarily of termination benefits related to headcount reductions.

In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2024	Charges	Utilizations	March 31, 2025
Employee-related costs	$938	$—	$(928)	$10
Total costs	$938	$—	$(928)	$10

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2023	Charges	Utilizations	March 31, 2024
Employee-related costs	$18	$1,644	$(1,617)	$45
Total costs	$18	$1,644	$(1,617)	$45

Note 14. Income Taxes

The Company recorded a provision for income taxes of $0.0 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate was (0.8)% and (0.4)% for the three months ended March 31, 2025 and 2024, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three months ended March 31, 2025 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three months ended March 31, 2025.

Note 15. Loss per Share

The computation of loss per share of Class A and Class X common stock is as follows (in thousands, except share and per share information):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(5,748)	$(14,216)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,882,988	6,760,771

Net loss per common share, basic and diluted	$(0.84)	$(2.10)

Basic net loss per common share is the same as dilutive net loss per common share for each of the three months ended March 31, 2025 and 2024 as the inclusion of all potential common shares would have been antidilutive.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	March 31,
	2025	2024

Time-vesting options	912,758	811,949
Performance-vesting options	—	318,440
RSUs	603,155	361,599
Compensation warrants	79,612	79,612
Public and Private Placement Warrants	306,667	306,667
Term Loan Warrants	97,482	97,482
Common Stock Warrants	543,590	543,590
Forest Road Earn-out Shares	75,000	75,000
	2,618,264	2,594,339

Note 16. Subsequent Events

As mentioned in Note 9, Debt, on May 13, 2025, the Company, the lenders party thereto and Tiger, as administrative agent, entered into a $35.0 million ABL Facility, which includes a $10 million uncommitted accordion that matures on May 13, 2028, with the potential for two one-year extensions which would need to be approved by Tiger. The amount that the Company may borrow under the ABL Facility is based on a borrowing base calculated based on advance rates for the various assets serving as collateral for the ABL Facility. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month SOFR rate plus 9.00% at its inception, which can decrease to the one-month SOFR rate plus 7.75% after one-year from the Asset-Based Lending Facility Effective Date if the Company’s fixed charge coverage ratio exceeds 1.10x. The SOFR rate is subject to a 3.5% floor and as of the Asset-Based Lending Facility Effective Date the interest rate was 13.33%. The ABL Facility is secured by a first lien on substantially all of the Company’s assets. The ABL Facility has no required payment of principal until July 1, 2026 and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms.

The ABL Facility also contains customary representations, warranties, and covenants, which include, but are not limited to, restrictions on indebtedness, liens, restricted payments, asset sales, affiliate transactions, changes in line of business, investments, negative pledges and amendments to organizational documents and material contracts. The ABL Facility contains customary events of default, which among other things include (subject to certain exceptions and cure periods): (1) failure to pay principal, interest, or any fees or certain other amounts when due; (2) breach of any representation or warranty, covenant, or other agreement in the ABL Facility and other related loan documents; (3) the occurrence of certain bankruptcy or insolvency proceedings; and (4) certain other customary events of default.

The Company’s financial covenants under the ABL Facility are as follows:

1.
The Company shall not fail to exceed the Three Month Total Billings Target (as defined in the Credit Agreement).
2.
The Company shall not fail to exceed the Quarterly Digital Subscriptions Target (as defined in the Credit Agreement).
3.
On an annual basis, the amount of Capital Expenditures (as defined in the Credit Agreement) for the year then ended shall be less than $10 million, which can increase based on certain cost savings metrics.
4.
Liquidity, as defined in the Credit Agreement, shall be greater than $12 million at all times and during a Cure Period (as defined in the Credit Agreement) shall be greater than $13.2 million.

If there is an event of default, including not being in compliance with the financial covenants, the ABL Facility will bear interest from the date of such event of default until the event of default is cured or waived in writing by the Lenders at the post default rate, which is the rate of interest in effect pursuant to the ABL Facility plus 3.50%. In the event of default, the Lenders could also require repayment of the outstanding balance of the ABL Facility. Repayment of the ABL Facility due to an event of default or a voluntary prepayment of all or a portion of the ABL Facility by the Company would require the Company to pay the prepayment premium of (a) Make Whole (as defined in the Credit Agreement) if repaid in the 18 months after the Asset-Based Lending Facility Effective Date, (b) 5.0% if repaid 19-24 months after the Asset-Based Lending Facility Effective Date and (c) 2.0% if repaid 25-36 months after the Asset-Based Lending Facility Effective Date.

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The amounts related to the repayment in full of the Term Loan will be recorded in the quarter ending June 30, 2025.

See Note 9, Debt, for additional information on the ABL Facility and the repayment of the existing Term Loan.

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
•
our ability to comply with the financial covenants in our ABL Facility (as defined below);
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
•
the impact of tariffs and global trade disruptions on us, our suppliers, and our customers
•
intense competition and competitive pressures from other companies worldwide in the industries in which we will operate;
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

Overview

BODi is a leading fitness and nutrition company. We focus primarily on digital content, supplements, connected fitness, and consumer health and fitness. Our goal is to continue to provide holistic health and fitness content, subscription-based solutions and digital program sales. We are the creator of some of the world’s most popular fitness programs, including P90X®, Insanity®, and 21 Day Fix®, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix® and 2B Mindset®, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our BODi streaming service.

We offer nutritional products such as Shakeology® nutrition shakes, Beachbody Performance supplements and BEACHBAR® snack bars.

Our revenue is generated primarily through our direct response advertising, affiliates, social media marketing channels and ecommerce market places like Amazon. In addition, prior to the Pivot (as defined below), an additional primary source of revenue was our network of Partners. Components of revenue include recurring digital subscription revenue, digital program sales and revenue from the sale of nutritional and other products. In addition to selling individual products on a one-time basis, we bundle digital and nutritional products together at discounted prices.

On September 30, 2024, the Company announced a restructuring of its network business (the “Pivot”) which converted the Company’s multi-level marketing model (“MLM”) to a single level affiliate model and reduced the Company's headcount by approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024.

For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024:

•
Total revenue was $72.4 million, a 40% decrease;
•
Digital revenue was $42.9 million, a 30% decrease;
•
Nutrition and other revenue was $28.7 million, a 48% decrease;
•
Connected fitness revenue was $0.8 million, a 74% decrease;
•
Operating expenses was $55.2 million, compared to $92.1 million;
•
Net loss was $5.7 million, compared to a net loss of $14.2 million; and
•
Adjusted EBITDA was $3.7 million, compared to $4.6 million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Recent Developments

On May 13, 2025, (the “Asset-Based Lending Facility Effective Date”), the Company, the lenders party thereto and Tiger Finance, LLC (“Tiger”), as administrative agent, entered into a $35.0 million asset-based lending facility (the “ABL Facility”), which includes a $10 million uncommitted accordion that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month SOFR rate plus 9.00% at its inception with a reduction in the rate to the one-month SOFR rate plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The ABL Facility is secured by a first lien on substantially all of the Company’s assets and there is no required payment of principal until July 1, 2026 and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms. The ABL Facility has financial covenants that require the Company to maintain certain billing levels, subscription counts and liquidity levels.

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million.

See Note 9, Debt, and Note 16, Subsequent Events, for additional information on the ABL Facility and the repayment of the existing Term Loan.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of March 31,
	2025	2024

Digital subscriptions (millions)	1.02	1.22
Nutritional subscriptions (millions)	0.08	0.15

	Three months ended March 31,
	2025	2024

Average digital retention	97.0%	95.7%
Total streams (millions)	20.7	25.6
DAU/MAU	32.5%	33.2%

Revenue (millions)	$72.4	$120.0
Gross profit (millions)	$51.5	$81.3
Gross margin	71.2%	67.7%

Net loss (millions)	$(5.7)	$(14.2)
Adjusted EBITDA (millions) (1)	$3.7	$4.6

(1) See “Non-GAAP Information” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Digital Subscriptions

Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions from our BODi platform include paid and free-to-pay subscriptions, with free-to-pay subscriptions representing less than 1% of total digital subscriptions on average. Digital subscriptions are inclusive of all billing plans, currently for annual, semi-annual, quarterly and monthly billing intervals. In addition, we also have promotional offers which at times include membership options for greater than one year or the ability to buy a subscription for one year and get the second year free.

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

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024

Net loss	$(5,748)	$(14,216)
Adjusted for:
Loss on partial debt extinguishment (1)	—	1,209
Depreciation and amortization	2,888	5,378
Amortization of capitalized cloud computing implementation costs	37	37
Amortization of content assets	2,729	4,540
Interest expense	1,565	1,875
Income tax provision	45	62
Equity-based compensation (2)	1,726	4,365
Restructuring and platform consolidation costs (3)	—	1,644
Change in fair value of warrant liabilities	689	724
Gain on sale of property and equipment	—	(784)
Non-operating (4)	(218)	(280)
Adjusted EBITDA	$3,713	$4,554

(1)
Represents the loss related to the $1.0 million and $5.5 million partial debt prepayments that the Company made on January 9, 2024 and February 29, 2024, respectively.
(2)
Includes benefits due to the modification of stock awards of $0.9 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
(3)
Includes restructuring expense and personnel costs associated with key initiatives of $1.6 million during the three months ended March 31, 2024.
(4)
Primarily includes interest income.

Results of Operations

The Company has one operating segment. The following discussion of our results and operations is on a consolidated basis.

(in thousands)	Three months ended March 31,
	2025	2024

Revenue:
Digital	$42,911	$61,506
Nutrition and other	28,653	55,512
Connected fitness	799	3,028
Total revenue	72,363	120,046
Cost of revenue:
Digital	6,211	12,862
Nutrition and other	13,451	22,284
Connected fitness	1,152	3,618
Total cost of revenue	20,814	38,764
Gross profit	51,549	81,282
Operating expenses:
Selling and marketing	30,970	59,261
Enterprise technology and development	12,596	17,717
General and administrative	11,657	13,483
Restructuring	—	1,644
Total operating expenses	55,223	92,105
Operating loss	(3,674)	(10,823)
Other income (expense)
Loss on partial debt extinguishment	—	(1,209)
Change in fair value of warrant liabilities	(689)	(724)
Interest expense	(1,565)	(1,875)
Other income, net	225	477
Loss before income taxes	(5,703)	(14,154)
Income tax provision	(45)	(62)
Net loss	$(5,748)	$(14,216)

Revenue

Revenue includes digital subscriptions, digital program sales, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products, access to our online Partner business management platform (prior to November 1, 2024), preferred customer program memberships (prior to November 1, 2024), and other fitness-related products. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscription revenue is recognized ratably over the subscription period of up to 38 months.

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$42,911	$61,506	$(18,595)	(30%)
Nutrition and other	28,653	55,512	(26,859)	(48%)
Connected fitness	799	3,028	(2,229)	(74%)
Total revenue	$72,363	$120,046	$(47,683)	(40%)

The decrease in digital revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily attributable to a $13.8 million decrease in revenue from our digital streaming services due to 17% fewer subscriptions in the current quarter as compared to the prior year on lower demand, a decrease of $3.1 million in fees from Partners due to the Pivot (there are no fees from Partners after November 1, 2024) and a decrease in digital program sales of $1.4 million.

The decrease in nutrition and other revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily attributable to an $18.1 million decrease in revenue from nutritional products due to 48% fewer nutritional subscriptions in the current quarter as compared to the prior year on lower demand, a $4.4 million decrease in revenue generated from our preferred customer fees due to the Pivot (there are no preferred customer fees after November 1, 2024) and a $1.9 million decrease in event ticket sales (there were no events in the three months ended March 31, 2025 due to the Pivot).

The decrease in connected fitness revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to management's determination that it would no longer sell connected fitness inventory beginning in early 2025, which resulted in an approximate 57% decrease in number of bikes delivered from approximately 3,500 for the three months ended March 31, 2024 to approximately 1,500 for the three months ended March 31, 2025 and an approximate 39% decrease in the average sales price for a bike.

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

Nutrition and Other Cost of Revenue

Nutrition and other cost of revenue includes product costs, shipping, logistics, fulfillment and warehousing, customer service, and payment processing fees. It also includes depreciation of nutrition-related e-commerce websites and social commerce platforms, and related personnel expenses.

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

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$6,211	$12,862	$(6,651)	(52%)
Nutrition and other	13,451	22,284	(8,833)	(40%)
Connected fitness	1,152	3,618	(2,466)	(68%)
Total cost of revenue	$20,814	$38,764	$(17,950)	(46%)

Gross profit
Digital	$36,700	$48,644	$(11,944)	(25%)
Nutrition and other	15,202	33,228	(18,026)	(54%)
Connected fitness	(353)	(590)	237	40%
Total gross profit	$51,549	$81,282	$(29,733)	(37%)

Gross margin
Digital	85.5%	79.1%
Nutrition and other	53.1%	59.9%
Connected fitness	(44.2%)	(19.5%)
Total gross margin	71.2%	67.7%

The decrease in digital cost of revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a $1.8 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year, a $1.8 million decrease in the digital content amortization as the result of lower production spend, a $1.0 million decrease in customer service expenses due to a decrease in the volume of contacts related to digital revenue and a $0.8 million decrease in digital content revisions. The increase in digital gross margin for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily as a result of the decrease in expenses as noted above.

The decrease in nutrition and other cost of revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a $4.4 million decrease in product costs due to a decrease in volume of products sold and a $2.5 million decrease in fulfillment, freight and shipping expenses related to the decrease in nutrition and other revenue, a $0.9 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year, and a $0.9 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue. The decrease in nutrition and other gross margin for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily as a result of a buy one get one free program in the current quarter as well as the elimination of preferred customer fees in the current quarter.

The decrease in connected fitness cost of revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was driven by lower inventory adjustments of $1.0 million, a $0.6 million decrease in freight and fulfillment expenses and a $0.4 million decrease in product costs, as the result of an approximate 57% decrease in the number of bikes delivered. The change in connected fitness gross margin for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily as a result of fixed expenses on lower connected fitness revenue.

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

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$30,970	$59,261	$(28,291)	(48%)
As a percentage of total revenue	42.8%	49.4%

The decrease in selling and marketing expense for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a $21.9 million decrease in Partner compensation due to the Pivot (as we no longer have Partner compensation on new sales after November 1, 2024 and the Partner compensation recorded in the current quarter was the amortization of Partner compensation that was deferred in prior periods), a $7.1 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year and a $2.5 million decrease in event expenses due primarily to no events in the three months ended March 31, 2025 due to the Pivot, partially offset by a $3.8 million increase in media expenses due to increased advertising spend with the Pivot transition and a $0.9 million increase in affiliate compensation, which did not exist in the prior year period. With the Pivot and the transition from the MLM model to an affiliate model, the Company expects a significant decrease in Partner compensation in 2025 and does not expect to record any Partner compensation in 2025 other than the amortization of deferred Partner compensation. In addition, the Company will significantly reduce the number and length of events for Partners and these event expenses are expected to be reduced significantly in 2025. The Company recorded approximately $2.4 million of event expenses for the three months ended March 31, 2024.

Selling and marketing expense as a percentage of total revenue decreased by 660 basis points ("bps") primarily due to the Pivot and the transition from the MLM model to an affiliate model which significantly reduced Partner compensation.

Enterprise Technology and Development

Enterprise technology and development expenses primarily include personnel-related expenses for employees and professional fees paid to consultants to maintain the Company’s enterprise resource planning system, which is the core of our accounting, procurement, supply chain and other business support systems and primarily relate to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. Enterprise technology and development expenses also includes reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, and other non-customer facing applications. Enterprise technology and development expenses also include payroll and related costs for employees involved in the research and development of new and existing products, depreciation of enterprise technology-related assets, software licenses, and technology equipment leases.

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$12,596	$17,717	$(5,121)	(29%)
As a percentage of total revenue	17.4%	14.8%

The decrease in enterprise technology and development expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a $3.1 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year and due to a $2.0 million decrease in depreciation expense as a result of certain long-lived assets that were fully depreciated as of December 31, 2024 due to the Pivot. With the Pivot and the transition from the MLM model to an affiliate model, the Company expects a decrease in personnel-related expenses in 2025, due to the headcount reductions associated with the Pivot, and a significant decrease in depreciation expense in 2025 due to the long-lived assets impacted by the Pivot which were fully depreciated as of December 31, 2024.

Enterprise technology and development expense as a percentage of total revenue increased by 260 bps due to a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

General and Administrative

General and administrative expenses includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expenses also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

General and administrative	$11,657	$13,483	$(1,826)	(14%)
As a percentage of total revenue	16.1%	11.2%

The decrease in general and administrative expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a $2.7 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that have occurred in the past year partially offset by a $0.8 million gain on the sale of the Van Nuys facility in the prior year period which was recorded as a reduction of general and administrative expenses in the three months ended March 31, 2024. With the Pivot and the transition from the MLM model to an affiliate model, the Company expects a decrease in personnel-related expenses in 2025.

General and administrative expenses as a percentage of total revenue increased by 490 bps due to a decrease in revenue at a faster pace than the reduction in general and administrative expenses.

Restructuring

In 2024, restructuring charges primarily relate to the Company's key initiatives. The charges incurred primarily consist of employee termination costs.

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Restructuring	$—	$1,644	$(1,644)	NM

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

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Loss on partial debt extinguishment	$—	$(1,209)	$1,209	(100%)
Change in fair value of warrant liabilities	(689)	(724)	35	(5%)
Interest expense	(1,565)	(1,875)	310	(17%)
Other income, net	225	477	(252)	(53%)

The loss on partial debt extinguishment for the three months ended March 31, 2024 was due to the partial prepayment of $6.5 million on the Term Loan for the three months ended March 31, 2024. The decrease in interest expense was primarily due to principal prepayments of $13.7 million on the outstanding Term Loan balance from January 1, 2024 to March 31, 2025.

Income Tax Provision

Income tax provision consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(45)	$(62)	$17	(27%)

The income tax provision decrease for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily driven by changes in our valuation allowance and a decrease in the net expense from discrete events.

Liquidity and Capital Resources

ABL Facility and Repayment of Term Loan

On May 13, 2025, the Company, the lenders party thereto and Tiger, as administrative agent, entered into a $35.0 million ABL Facility, which includes a $10 million uncommitted accordion that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month SOFR rate plus 9.00% at its inception with a reduction in the rate to the one-month SOFR rate plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The ABL Facility is secured by a first lien on substantially all of the Company’s assets and there is no required payment of principal until July 1, 2026 and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms. The ABL Facility has financial covenants that require the Company to maintain certain billing levels, subscription counts and liquidity levels.

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. After repaying in full its existing Term Loan, the ABL Facility provided the Company with approximately $5 million in additional capital on its balance sheet.

See Note 9, Debt, and Note 16, Subsequent Events, for additional information on the ABL Facility and the repayment of the existing Term Loan.

Cash Provided By (Used In) Operating, Investing and Financing Activities

	Three months ended March 31,
	2025	2024
	(in thousands)

Net cash provided by operating activities	$2,342	$9,134
Net cash (used in) provided by investing activities	(694)	3,901
Net cash used in financing activities	(3,729)	(7,219)

As of March 31, 2025, we had cash and cash equivalents totaling $18.1 million.

Net cash provided by operating activities was $2.3 million and $9.1 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in net cash provided by operating activities during the three months ended March 31, 2025, compared to the prior year period, was primarily due to a decrease in cash provided by deferred revenue of $12.3 million, an increase in cash used in accrued expenses of $4.2 million, a decrease in cash provided by equity based compensation of $2.6 million and a decrease in depreciation and amortization expense of $2.5 million partially offset by a decrease in net loss of $8.5 million and an increase in cash provided by other assets of $6.9 million.

Net cash (used in) provided by investing activities was $(0.7) million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in net cash provided by investing activities was due to proceeds received from the sale of the Van Nuys facility of $5.6 million in the three months ended March 31, 2024 partially offset by a decrease in capital expenditures of $1.0 million due to continued focus by management on capital expenditures, in particular related to technology.

Net cash used in financing activities was $3.7 million and $7.2 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in net cash used in financing activities was primarily due to a decrease in debt repayments on our Term Loan in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Term Loan.

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement are guaranteed by the Guarantors, and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors (together with the Borrower, the “Loan Parties”), subject to customary exceptions. Between January 1, 2024 and March 31, 2025, the Company made partial prepayments of $13.7 million. As of March 31, 2025, the principal balance outstanding (including capitalized paid in kind interest) under the Term Loan was $18.4 million. During the three months ended March 31, 2025, the Term Loan was a secured overnight financing rate ("SOFR") loan, with an effective interest rate of 27.81% and a cash interest rate of 11.64% for the three months ended March 31, 2025.

The Financing Agreement contains financial covenants, customary representations, warranties, covenants and customary events of default. In particular, the Financing Agreement contains a minimum liquidity financial covenant of $13.0 million as of March 31, 2025 to the maturity of the Term Loan and a minimum consolidated EBITDA financial covenant of (a) $4.5 million for the six months ended March 31, 2025, (b) $6.6 million for the nine months ended June 30, 2025, (c) $11.3 million for the twelve months ended September 30, 2025 and (d) $14.6 million for the twelve months ended December 31, 2025. We were in compliance with the financial covenants as of March 31, 2025. On May 13, 2025, the Company used the proceeds from the ABL Facility to repay in full the Term Loan. See Note 9, Debt, and Note 16, Subsequent Events, to our unaudited condensed consolidated financial statements included elsewhere in this Report for additional information on the ABL Facility and the repayment of the Term Loan.

As of March 31, 2025, we have $13.9 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

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

Critical Accounting Estimates

There have been no material changes to the Company's critical accounting estimates discussed in the 2024 Annual Report on Form 10-K in Item 7 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates.

Recent Accounting Pronouncements

See Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the three months ended March 31, 2025 and 2024, approximately 8% and 11% of our revenue was in foreign currencies, respectively. These sales were primarily denominated in Canadian dollars and British pounds.

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

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $1.7 million increase or decrease in cost of revenue and operating expenses. The higher exposure to changes in foreign currency from previous periods was due to management's decision to cease entering into foreign exchange options at this time.

The aggregate notional amount of foreign exchange derivative instruments at March 31, 2025 and year ended December 31, 2024 was zero.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are and, from time to time, we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than as set forth below, there have been no material changes from the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 28 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. As of the date of this report, twelve arbitrations have been settled for nominal fees per arbitration. The remaining arbitrations continue to move forward. This matter is pending as of the date of this quarterly report. We deny the allegations in the complaint and intend to vigorously defend ourselves in this action.

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

The Reilly Action generally alleges that the proxy that Forest Road issued prior to the Merger contained numerous material misstatements and omissions that impaired the Forest Road stockholders’ ability to make an informed decision regarding whether to redeem their stock in connection with the Merger. The plaintiff also asserts that the Merger was a conflicted transaction because the Forest Road Sponsor Defendants and the former Forest Road directors were incentivized to close the Merger even if it was a value-decreasing transaction for Forest Road’s public stockholders. As to the Company, Meyer, and Raine, the complaint alleges that these defendants aided and abetted the Forest Road defendants’ disclosure violations. On December 5, 2024, the plaintiffs in the Reilly Action dismissed without prejudice the aiding and abetting claims against the Company and Raine. Consequently, the Company is not currently a party to the litigation but its indemnification obligation as to certain of the remaining defendant directors remain.

On February 17, 2025, the remaining defendants filed their opening brief in support of their motion to dismiss the amended complaint. Plaintiff's opposition is due no later than 60 days after February 17, and defendants reply will be due no later than 30 days of when plaintiff files its opposition.

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately 6,239 subscribers of BODi and intends to file similar demands for each person. the plaintiffs are seeking monetary damages as well as injunctive and equitable relief. We deny the allegations in the complaint and intend to vigorously defend ourselves in this action.

Item 1A. Risk Factors.

There have been no material developments with respect to the information previously reported under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Adoption or Termination of "Rule 10b5-1 Trading Arrangements" and "Non-Rule 10b5-1 Trading Arrangements"

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-k.

Asset Based Lending Facility

On May 13, 2025, the Company, the lenders party thereto and Tiger, as administrative agent, entered into a $35.0 million ABL Facility, which includes a $10 million uncommitted accordion that matures on May 13, 2028, with the potential for two one-year extensions which would need to be approved by Tiger. The amount that the Company may borrow under the ABL Facility is based on a borrowing base calculated based on advance rates for the various assets serving as collateral for the ABL Facility. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month SOFR rate plus 9.00% at its inception, which can decrease to the one-month SOFR rate plus 7.75% after one-year from the Asset-Based Lending Facility Effective Date if the Company’s fixed charge coverage ratio exceeds 1.10x. The SOFR rate is subject to a 3.5% floor and as of the Asset-Based Lending Facility Effective Date the interest rate was 13.33%. The ABL Facility is secured by a first lien on substantially all of the Company’s assets. The ABL Facility has no required payment of principal until July 1, 2026 and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms.

The ABL Facility also contains customary representations, warranties, and covenants, which include, but are not limited to, restrictions on indebtedness, liens, restricted payments, asset sales, affiliate transactions, changes in line of business, investments, negative pledges and amendments to organizational documents and material contracts. The ABL Facility contains customary events of default, which among other things include (subject to certain exceptions and cure periods): (1) failure to pay principal, interest, or any fees or certain other amounts when due; (2) breach of any representation or warranty, covenant, or other agreement in the ABL Facility and other related loan documents; (3) the occurrence of certain bankruptcy or insolvency proceedings; and (4) certain other customary events of default.

The Company’s financial covenants under the ABL Facility are as follows:

1.
The Company shall not fail to exceed the Three Month Total Billings Target (as defined in the Credit Agreement).
2.
The Company shall not fail to exceed the Quarterly Digital Subscriptions Target (as defined in the Credit Agreement).
3.
On an annual basis, the amount of Capital Expenditures (as defined in the Credit Agreement) for the year then ended shall be less than $10 million, which can increase based on certain cost savings metrics.

4.
Liquidity, as defined in the Credit Agreement, shall be greater than $12 million at all times and during a Cure Period (as defined in the Credit Agreement) shall be greater than $13.2 million.

If there is an event of default, including not being in compliance with the financial covenants, the ABL Facility will bear interest from the date of such event of default until the event of default is cured or waived in writing by the Lenders at the post default rate, which is the rate of interest in effect pursuant to the ABL Facility plus 3.50%. In the event of default, the Lenders could also require repayment of the outstanding balance of the ABL Facility. Repayment of the ABL Facility due to an event of default or a voluntary prepayment of all or a portion of the ABL Facility by the Company would require the Company to pay the prepayment premium of (a) Make Whole (as defined in the Credit Agreement) if repaid in the 18 months after the Asset-Based Lending Facility Effective Date, (b) 5.0% if repaid 19-24 months after the Asset-Based Lending Facility Effective Date and (c) 2.0% if repaid 25-36 months after the Asset-Based Lending Facility Effective Date.

Blue Torch Term Loan Repayment

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The amounts related to the repayment in full of the Term Loan will be recorded in the quarter ending June 30, 2025.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

3.1	Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	10-K	3.1	3/11/2024	001-39735
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	11/27/2023	001-39735
3.3	Second Amended and Restated Bylaws of The Beachbody Company, Inc.	8-K	3.1	12/18/2024	001-39735
4.1	Form of Third Amended and Restated Warrant to Purchase Stock	8-K	10.2	10/21/2024	001-39735
10.1^	Letter Agreement by and between Beachbody, LLC and Brad Ramberg, dated February 24, 2025	8-K	10.1	2/28/2025	001-39735
10.2

Credit Agreement dated as of May 13, 2025, among The Beachbody Company, Inc., as the Parent, Beachbody, LLC, as the Administrative Borrower, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Tiger Finance, LLC, as Agent

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

The Beachbody Company, Inc.

Date: May 15, 2025	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Brad Ramberg
Brad Ramberg
Interim Chief Financial Officer
(Interim Principal Financial Officer)