Form 10-Q
period 2025-06-30
Beachbody Company, Inc.
filed 2025-08-07
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

There were 4,338,012 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of August 1, 2025.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (restricted cash of $0.1 million at June 30, 2025 and December 31, 2024, respectively)	$25,561	$20,187
Restricted short-term investments	4,250	4,250
Inventory	11,406	16,303
Prepaid expenses	4,687	9,034
Other current assets	11,391	28,911
Total current assets	57,295	78,685
Property and equipment, net	10,606	12,749
Content assets, net	8,451	12,179
Goodwill	65,166	65,166
Right-of-use assets, net	2,540	3,063
Other assets	1,836	2,714
Total assets	$145,894	$174,556
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,970	$9,534
Accrued expenses	20,602	24,982
Deferred revenue	66,640	77,273
Current portion of lease liabilities	1,361	1,338
Current portion of Term Loan	—	9,500
Other current liabilities	2,561	5,011
Total current liabilities	96,134	127,638
Term Loan	23,300	9,668
Long-term lease liabilities, net	1,369	1,973
Deferred tax liabilities	—	1
Other liabilities	4,933	7,106
Total liabilities	125,736	146,386
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 4,337,131 and 4,218,828 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively;	1	1
Class C: no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	675,386	671,735
Accumulated deficit	(655,166)	(643,518)
Accumulated other comprehensive loss	(64)	(49)
Total stockholders’ equity	20,158	28,170
Total liabilities and stockholders’ equity	$145,894	$174,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue:
Digital	$39,693	$58,771	$82,604	$120,277
Nutrition and other	24,172	50,101	52,825	105,613
Connected fitness	76	1,311	875	4,339
Total revenue	63,941	110,183	136,304	230,229
Cost of revenue:
Digital	4,893	11,476	11,104	24,338
Nutrition and other	11,740	19,621	25,191	41,905
Connected fitness	1,070	2,710	2,222	6,328
Total cost of revenue	17,703	33,807	38,517	72,571
Gross profit	46,238	76,376	97,787	157,658
Operating expenses:
Selling and marketing	25,528	56,308	56,498	115,569
Enterprise technology and development	10,611	17,162	23,207	34,879
General and administrative	11,571	12,388	23,228	25,871
Restructuring	2,492	—	2,492	1,644
Total operating expenses	50,202	85,858	105,425	177,963
Operating loss	(3,964)	(9,482)	(7,638)	(20,305)
Other income (expense):
Loss on debt extinguishment	(2,166)	(719)	(2,166)	(1,928)
Change in fair value of warrant liabilities	1,558	647	869	(77)
Interest expense	(1,268)	(1,652)	(2,833)	(3,527)
Other income, net	41	408	266	885
Loss before income taxes	(5,799)	(10,798)	(11,502)	(24,952)
Income tax provision	(101)	(67)	(146)	(129)
Net loss	$(5,900)	$(10,865)	$(11,648)	$(25,081)

Net loss per common share, basic and diluted	$(0.85)	$(1.59)	$(1.68)	$(3.70)
Weighted-average common shares outstanding, basic and diluted	6,951	6,813	6,917	6,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net loss	$(5,900)	$(10,865)	$(11,648)	$(25,081)
Other comprehensive income (loss):
Reclassification of gains (losses) on derivative financial instruments included in net loss, net of tax	—	—	—	80
Foreign currency translation adjustment	(6)	(4)	(15)	(46)
Total other comprehensive income (loss)	(6)	(4)	(15)	34
Total comprehensive loss	$(5,906)	$(10,869)	$(11,663)	$(25,047)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2023	6,707	$2	$654,657	$(571,876)	$(23)	$82,760
Net loss	—	—	—	(14,216)	—	(14,216)
Other comprehensive income	—	—	—	—	38	38
Equity-based compensation	61	—	4,365	—	—	4,365
Tax withholdings on vesting of restricted stock	(24)	—	(206)	—	—	(206)
Pre-funded warrants exercised	123	—	—	—	—	—
Balances at March 31, 2024	6,867	$2	$658,816	$(586,092)	$15	$72,741
Net loss	—	—	—	(10,865)	—	(10,865)
Other comprehensive loss	—	—	—	—	(4)	(4)
Equity-based compensation	24	—	4,739	—	—	4,739
Issuance of shares due to Employee Stock Purchase Plan	24	—	165	—	—	165
Tax withholdings on vesting of restricted stock	—	—	(17)	—	—	(17)
Balances at June 30, 2024	6,915	$2	$663,703	$(596,957)	$11	$66,759

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at December 31, 2024	6,948	$2	$671,735	$(643,518)	$(49)	$28,170
Net loss	—	—	—	(5,748)	—	(5,748)
Other comprehensive loss	—	—	—	—	(9)	(9)
Equity-based compensation	55	—	1,726	—	—	1,726
Options exercised, net of tax withholdings	7	—	47	—	—	47
Tax withholdings on vesting of restricted stock	(22)	—	(151)	—	—	(151)
Balances at March 31, 2025	6,988	$2	$673,357	$(649,266)	$(58)	$24,035
Net loss	—	—	—	(5,900)	—	(5,900)
Other comprehensive loss	—	—	—	—	(6)	(6)
Equity-based compensation	69	—	2,015	—	—	2,015
Issuance of shares due to Employee Stock Purchase Plan	20	—	78	—	—	78
Tax withholdings on vesting of restricted stock	(11)	—	(64)	—	—	(64)
Balances at June 30, 2025	7,066	$2	$675,386	$(655,166)	$(64)	$20,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(11,648)	$(25,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	4,910	10,789
Amortization of content assets	5,018	8,652
Provision for inventory	559	1,012
Realized losses on hedging derivative financial instruments	—	64
Change in fair value of warrant liabilities	(869)	77
Equity-based compensation	3,741	9,104
Deferred income taxes	—	1
Amortization of debt issuance costs	1,119	1,153
Paid-in-kind interest expense	218	405
Loss on debt extinguishment	2,166	1,928
Change in lease assets	523	(272)
Gain on sale of property and equipment	—	(784)
Changes in operating assets and liabilities:
Inventory	4,340	131
Content assets	(1,290)	(4,195)
Prepaid expenses	4,348	3,177
Other assets	18,497	9,217
Accounts payable	(4,647)	2,371
Accrued expenses	(4,906)	(5,603)
Deferred revenue	(12,360)	(768)
Other liabilities	(3,139)	(3,169)
Net cash provided by operating activities	6,580	8,209
Cash flows from investing activities:
Purchase of property and equipment	(2,511)	(2,945)
Proceeds from sale of property and equipment	—	5,600
Net cash (used in) provided by investing activities	(2,511)	2,655
Cash flows from financing activities:
Proceeds from exercise of stock options	47	—
Debt borrowings	25,000	—
Debt repayments	(22,582)	(11,446)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	78	165
Tax withholding payments for vesting of restricted stock	(215)	(223)
Payment of debt issuance costs	(1,543)	—
Net cash provided by (used in) financing activities	785	(11,504)
Effect of exchange rates on cash, cash equivalents, and restricted cash	520	(442)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,374	(1,082)
Cash, cash equivalents and restricted cash, beginning of period	20,187	33,409
Cash, cash equivalents, and restricted cash, end of period	$25,561	$32,327
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$900	$1,938
Cash (received) paid during the period for income taxes, net	(195)	185
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$481	$413
Supplemental disclosure of noncash financing activities:
Change in fair value of Term Loan warrants due to amended exercise price	$—	$141
Debt issuance costs, accrued but not paid	238	—
Paid-in-kind fee recorded as incremental debt issuance cost	—	566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“BODi” or the “Company”) is a leading fitness and nutrition company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription and/or digital program purchases on the BODi digital platform, accessible through a web browser, iOS devices, Android Devices and Roku. BODi offers nutritional products such as Shakeology nutrition shakes and Beachbody Performance supplements, which have been designed and clinically tested to help customers achieve their goals. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”), social media marketing channels, and direct response advertising. On September 30, 2024, the Company announced strategic initiatives to transition its network business from a Multi-Level Marketing ("MLM") model with its Partners to a single level affiliate model (the "Pivot").

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

Note 2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended June 30,
	2025	2024

Geographic region:
United States	$58,997	$99,423
Rest of world[1]	4,944	10,760
Total revenue	$63,941	$110,183

	Six months ended June 30,
	2025	2024

Geographic region:
United States	$125,849	$206,173
Rest of world[1]	10,455	24,056
Total revenue	$136,304	$230,229

(1) Consists of Canada, United Kingdom, and France. Other than the United States, no single country accounted for more than 10% of total revenue during the three and six months ended June 30, 2025 and 2024.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 95% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the three and six months ended June 30, 2025, the Company recognized $21.5 million and $57.8 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2024. During the three and six months ended June 30, 2024, the Company recognized $25.6 million and $75.3 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2023.

Note 3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$239
Common Stock Warrants	—	—	1,065
Total liabilities	$—	$—	$1,304

	December 31, 2024
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$390
Common Stock Warrants	—	—	1,783
Total liabilities	$—	$—	$2,173

Fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the recorded value due to the short period of time to maturity. Restricted short-term investments of $4.3 million at June 30, 2025 consist of a one-year certificate of deposit (“CD”) that matures on July 26, 2025 with an interest rate of 4.4%, which is restricted due to a contractual agreement. This CD was renewed for a one-year period upon its maturity at an interest rate of 3.5%. The Company’s Term Loan Warrants (as defined below) and Common Stock Warrants (as defined below) are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

Due to the fact that the fair value of the Private Placement Warrants had been reduced to zero at December 31, 2024 and that these warrants have a remaining contractual term at June 30, 2025 of 0.98 years with an exercise price of $575.00 per share while the

Company's stock price at June 30, 2025 was $4.12, management determined that a valuation was not required at June 30, 2025 and that the value of the Private Placement Warrants remained at zero.

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on December 31, 2024:

December 31, 2024

Risk-free rate	4.2%
Dividend yield rate	—
Volatility	83.1%
Contractual term (in years)	1.48
Exercise price	$575.00

The following table presents changes in the fair value of the Private Placement Warrants for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$—	$10	$—	$9
Change in fair value	—	(8)	—	(7)
Balance, end of period	$—	$2	$—	$2

For the three and six months ended June 30, 2024, the change in the fair value of the Private Placement Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

Due to the fact that the fair value of the Public Warrants had been reduced to zero at December 31, 2024 and that these warrants have a remaining contractual term at June 30, 2025 of 0.98 years with an exercise price of $575.00 per share while the Company's stock price at June 30, 2025 was $4.12, management determined that a valuation was not required at June 30, 2025 and that the value of the Public Warrants remained at zero.

The following table presents significant assumptions utilized in the valuation of the Public Warrants on December 31, 2024:

December 31, 2024

Risk-free rate	4.2%
Dividend yield rate	—
Volatility	83.1%
Contractual term (in years)	1.48
Exercise price	$575.00

The following table presents changes in the fair value of the Public Warrants for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$—	$19	$—	$17
Change in fair value	—	(15)	—	(13)
Balance, end of period	$—	$4	$—	$4

For the three and six months ended June 30, 2024, the change in the fair value of the Public Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Risk-free rate	3.7%	4.3%
Dividend yield rate	—	—
Volatility	91.1%	81.5%
Contractual term (in years)	4.11	4.60
Exercise price	$6.26	$6.26

The following table presents changes in the fair value of the Term Loan Warrants for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$504	$493	$390	$392
Amended in connection with Fifth Amendment	—	141	—	141
Change in fair value	(265)	(97)	(151)	4
Balance, end of period	$239	$537	$239	$537

For the three and six months ended June 30, 2025, the change in the fair value of the Term Loan Warrants was due to the change in price of the Company's Class A Common Stock, the remaining contractual term and the risk-free rate. For the three and six months ended June 30, 2024, the change in the balance of the Term Loan Warrants was due to the Warrant Second Amendment (as defined below) of the Term Loan Warrants, which reduced the exercise price from $20.50 per share to $9.16 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.1 million as of the Fifth Amendment Effective Date (as defined below) and the change in the fair value of the Term Loan Warrants resulting from the change in price of the Company’s Class A common stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Risk-free rate	3.7%	4.3%
Dividend yield rate	—	—
Volatility	92.0%	82.4%
Contractual term (in years)	3.95	4.45
Exercise price	$11.24	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the three and six months ended June 30, 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of year	$2,358	$3,327	$1,783	$2,707
Change in fair value	(1,293)	(526)	(718)	94
Balance, end of period	$1,065	$2,801	$1,065	$2,801

For the three and six months ended June 30, 2025 and 2024, the change in the fair value of the Common Stock Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Note 4. Inventory

Inventory, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024

Raw materials and work in process	$5,767	$7,650
Finished goods	5,639	8,653
Total inventory	$11,406	$16,303

Adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $0.4 million and $0.6 million during the three and six months ended June 30, 2025, respectively, and $0.4 million and $1.0 million during the three and six months ended June 30, 2024, respectively. These adjustments are included in the unaudited condensed consolidated statements of operations as a component of nutrition and other cost of revenue and connected fitness cost of revenue. The Company recorded $0.4 million and $0.6 million of these adjustments in nutrition and other cost of revenue for the three and six months ended June 30, 2025, respectively, and $0.1 million and $(0.2) million during the three and six months ended June 30, 2024, respectively. The Company also recorded $0.3 million and $1.2 million of these adjustments in connected fitness cost of revenue during the three and six months ended June 30, 2024, respectively. There were no adjustments recorded in connected fitness cost of revenue during the three and six months ended June 30, 2025.

Note 5. Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Deferred Partner costs	$7,736	$25,578
Accounts receivable, net	1,851	1,449
Deferred Affiliate costs	512	152
Other	1,292	1,732
Total other current assets	$11,391	$28,911

For the year ended December 31, 2024, we reclassified $0.2 million of deferred affiliate costs to conform to the current year presentation. This reclassification had no impact to other current assets.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024

Computer software and web development	$119,106	$122,742
Computer equipment	14,936	16,954
Leasehold improvements	1,117	1,117
Furniture, fixtures and equipment	1,074	1,084
Computer software and web development projects in-process	2,063	—
Property and equipment, gross	138,296	141,897
Less: Accumulated depreciation	(127,690)	(129,148)
Total property and equipment, net	$10,606	$12,749

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

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Cost of revenue	$775	$2,225	$2,333	$4,283
Enterprise technology and development	1,247	3,186	2,577	6,506
Total depreciation	$2,022	$5,411	$4,910	$10,789

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the followings (in thousands):

	June 30, 2025	December 31, 2024
Employee compensation and benefits (1)	$5,868	$5,180
Sales and other taxes	2,759	3,125
Outside professional services	2,496	1,997
Advertising	2,010	2,208
Information technology	1,720	2,211
Inventory, shipping and fulfillment	1,158	2,925
Partner costs	459	3,272
Other accrued expenses	4,132	4,064
Total accrued expenses	$20,602	$24,982

(1) Accrued employee compensation and benefits include accruals for termination and retention benefits of $2.6 million and $0.9 million at June 30, 2025 and December 31, 2024, respectively. See Note 13, Restructuring., for additional information on the restructuring expenses and accruals.

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $10.5 million and $22.1 million for the three and six months ended June 30, 2025, respectively, and $8.2 million and $17.3 million for the three and six months ended June 30, 2024, respectively.

Other Current Liabilities

On October 1, 2024, the Company entered into a financing agreement with AFCO Acceptance Corporation ("AFCO") to finance certain of its annual insurance premiums. The Company financed $2.2 million, which will be paid over an eleven month period with the first payment due on November 1, 2024. The financing has an interest rate of 8.07% and AFCO has a security interest in the underlying policies that have been financed. The $0.4 million and $1.6 million outstanding as of June 30, 2025 and December 31, 2024, respectively, is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

On October 1, 2024, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain other of its annual insurance premiums. The Company financed $2.2 million, which will be paid over a ten month period with the first payment due on November 1, 2024. The financing has an interest rate of 7.95% and FIF has a security interest in the underlying policies that have been financed. The $0.2 million and $1.5 million outstanding as of June 30, 2025 and December 31, 2024, respectively, is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

Note 8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2028. During the three and six months ended June 30, 2025 and 2024, there were no losses on inventory purchase commitments. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding June 30, 2025 are as follows (in thousands):

Six months ending December 31, 2025	$10,852
Year ending December 31, 2026	2,299
Year ending December 31, 2027	730
Year ending December 31, 2028	75
$13,956

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the six months ended June 30, 2025, the Company paid $1.4 million of royalty payments exclusive of guaranteed payments.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2029. These lease obligations will require payments of approximately $0.7 million during the six months ending December 31, 2025, $1.5 million for the year ending December 31, 2026 and $0.9 million in total thereafter through 2029.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 28 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. As of the date of this report, thirteen arbitrations have been settled for nominal fees per arbitration. This matter is pending as of the date of this quarterly report. We deny the allegations in the complaint and intend to vigorously defend ourselves in this action.

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

The Reilly Action generally alleges that the proxy that Forest Road issued prior to the Merger contained numerous material misstatements and omissions that impaired the Forest Road stockholders’ ability to make an informed decision regarding whether to redeem their stock in connection with the Merger. The plaintiff also asserts that the Merger was a conflicted transaction because the Forest Road Sponsor Defendants and the former Forest Road directors were incentivized to close the Merger even if it was a value-decreasing transaction for Forest Road’s public stockholders. As to the Company, Meyer, and Raine, the complaint alleges that these defendants aided and abetted the Forest Road defendants’ disclosure violations. On December 5, 2024, the plaintiffs in the Reilly Action dismissed without prejudice the aiding and abetting claims against the Company and Raine. Consequently, the Company is not currently a party to the litigation but its indemnification obligation as to certain of the remaining defendant directors remains.

On February 17, 2025, the remaining defendants filed their opening brief in support of their motion to dismiss the amended complaint and plaintiffs responded by filing their responsive opposition brief. Oral argument on the motion to dismiss occurred on July 1, 2025, with a decision on the motion to be forthcoming.

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

Note 9. Debt

ABL Facility

On May 13, 2025, (the “Asset-Based Lending Facility Effective Date”), the Company, the lenders party thereto and Tiger Finance, LLC (“Tiger”), as administrative agent, entered into a $35.0 million asset-based lending facility (the “ABL Facility”), which includes a $10.0 million uncommitted accordion, that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The amount that the Company may borrow under the ABL Facility is based on a borrowing base calculated based on advance rates for the various assets serving as collateral for the ABL Facility. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. In connection with the ABL Facility, the Company incurred $1.8 million of third-party debt issuance costs which were recorded in the unaudited condensed consolidated balance sheet at June 30, 2025 as a reduction of long-term debt and are being amortized over the term of the ABL Facility using the effective-interest method. The ABL Facility bears interest based on the one-month Secured Overnight Financing Rate ("SOFR Rate") plus 9.00% at its inception, which can decrease to the one-month SOFR rate plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The SOFR rate is subject to a 3.5% floor. The ABL Facility had an effective interest rate of 15.35% and a cash interest rate of 13.60% for the period from May 13, 2025 (the inception of the ABL Facility) to June 30, 2025. The Company recorded $0.5 million of interest related to the ABL Facility during the three and six months ended June 30, 2025. The ABL Facility is secured by a first lien on substantially all of the Company’s assets.

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

The aggregate amounts of payments due for the periods succeeding June 30, 2025 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Six months ending December 31, 2025	$—
Year ending December 31, 2026	1,062
Year ending December 31, 2027	2,125
Year ending December 31, 2028	21,813
Total debt	25,000
Less current portion	—
Less unamortized debt discount and debt issuance costs	(1,700)
Total long-term debt	$23,300

The ABL Facility has no required payment of principal until July 1, 2026 and thereafter the principal payments are approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on the maturity date of May 13, 2028, unless extended pursuant to its terms.

Repayment of Term Loan

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan (as defined below) on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million) and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the three and six months ended June 30, 2025.

Term Loan

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement which was subsequently amended (collectively with any amendments thereto, the “Financing Agreement”). The Financing Agreement provided for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. Borrowings under the Term Loan were unconditionally guaranteed by the Guarantors. Such security interest consisted of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.5 million of third-party debt issuance costs which were recorded in the unaudited condensed consolidated balance sheets as a reduction of long-term debt and were amortized over the term of the Term Loan using the effective-interest method.

The Term Loan bore interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR Rate (based upon an interest period of three months). In addition, the Term Loan borrowings bore additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan had an effective interest rate of 28.00% and a cash interest rate of 11.63% for the period from January 1, 2025 to May 13, 2025 (the date that the Company repaid the Term Loan in full). The Company recorded $0.6 million and $2.1 million of interest related to the Term Loan during the three and six months ended June 30, 2025, respectively.

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

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share (the "Term Loan Warrants"). The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants for information on amendments to the Term Loan Warrants. The Term Loan Warrants were recorded in the unaudited condensed consolidated balance sheets as warrant liabilities. The initial fair value of the Term Loan Warrants, of $5.2 million, was being amortized as a debt discount over the term of the Term Loan using the effective-interest method. As noted above, when the Company repaid in full the Term Loan it wrote off the remaining unamortized debt discount. In connection with the Second Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant First Amendment"). The amendment of the Term Loan Warrants amended the exercise price of the Term Loan Warrants from $92.50 per share to $20.50 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Second Amendment Effective Date by $0.8 million and was recorded as of the Second Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount was being amortized over the amended term of the Term Loan using the effective-interest method. In connection with the Equity Offering (as defined below), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock. In connection with the Fifth Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant Second Amendment"). The Warrant Second Amendment amended the exercise price of the Term Loan Warrants from $20.50 per share to $9.16 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Fifth Amendment Effective Date by $0.1 million and was recorded as of the Fifth Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount was being amortized over the amended term of the Term Loan using the effective interest method.

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

Letter of credit

At June 30, 2025 and December 31, 2024, the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which is collateralized by $0.1 million of cash. This letter of credit expires on December 6, 2025 and is automatically extended for one-year terms unless notice of non-renewal is provided 60 days prior to the end of the applicable term. At June 30, 2025 and December 31, 2024, the cash collateralizing this letter of credit is classified as current restricted cash in our unaudited condensed consolidated balance sheet.

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

The Company recorded depreciation expense related to its property and equipment of $2.0 million and $4.9 million for the three and six months ended June 30, 2025, respectively, and $5.4 million and $10.8 million for the three and six months ended June 30, 2024, respectively. See Note 6, Property and Equipment, Net, for additional information on the Company's depreciation expense. The Company recorded content amortization expense of $2.3 million and $5.0 million for the three and six months ended June 30, 2025, respectively, and $4.1 million and $8.7 million for the three and six months ended June 30, 2024, respectively. The Company recorded interest income, which is recorded in other income, net, in the condensed consolidated statement of operations, of $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2024, respectively.

Since the Company has only one reporting segment, the presentation of the Company’s segment’s operating results is the same as the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 and the expenses on the condensed consolidated statement of operations are the significant segment expenses (see the Company’s condensed consolidated statement of operations) and its assets and liabilities is the same as the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (see the Company’s condensed consolidated balance sheets).

Note 11. Stockholders’ Equity

As of June 30, 2025, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock and 100,000,000 shares are designated as preferred stock.

Holders of each share of each class of Common Stock are entitled to dividends when, as, and if declared by the Company’s Board, subject to the rights and preferences of any holders of Preferred Stock outstanding at the time. As of June 30, 2025, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended June 30, 2025 and 2024 (in thousands):

Total

Balances at March 31, 2024	$15
Other comprehensive loss before reclassifications	(4)
Balances at June 30, 2024	$11

Balances at March 31, 2025	$(58)
Other comprehensive loss before reclassifications	(6)
Balances at June 30, 2025	$(64)

1Total denotes foreign currency translation adjustments.

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the six months ended June 30, 2025 and 2024 (in thousands):

Total[1]

Balances at December 31, 2023	$(23)
Other comprehensive loss before reclassifications	(46)
Amounts reclassified from accumulated other comprehensive income	64
Tax effect	16
Balances at June 30, 2024	$11

Balances at December 31, 2024	$(49)
Other comprehensive loss before reclassifications	(15)
Balances at June 30, 2025	$(64)

1Total denotes unrealized gain (loss) on derivatives and foreign currency translation adjustments.

Note 12. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Time-Vesting Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	1,008,017	$18.64	6.60	$—
Exercised	(7,233)	6.43
Forfeited	(79,426)	14.32
Expired	(60,858)	15.76
Outstanding at June 30, 2025	860,500	$20.04	6.63	$—
Exercisable at June 30, 2025	553,275	$23.14	6.02	$—

A summary of restricted stock unit ("RSU") activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2024	326,226	$17.42
Granted	414,560	6.30
Vested	(123,613)	15.40
Forfeited	(62,407)	7.59
Outstanding at June 30, 2025	554,766	$9.78

The fair value of RSUs vested during the three and six months ended June 30, 2025 was $0.8 million and $1.9 million, respectively. $0.9 million and $2.7 million was the fair value of RSUs vested during the three and six months ended June 30, 2024, respectively.

On January 1, 2025, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 347,391 pursuant to the terms of the 2021 Plan. As of June 30, 2025, 1,071,664 shares of Class A common stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $0.2 million during the six months ended June 30, 2025, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

Employee Stock Purchase Plan

In May 2022, the Company established an ESPP, the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or ending of each six-month purchase period.

On January 1, 2025, the number of shares available for issuance under the ESPP increased by 69,478 pursuant to the terms of the ESPP. As of June 30, 2025, 211,274 shares of Class A common stock were available for issuance under the ESPP.

During the six months ended June 30, 2025, 19,877 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $3.91 per share.

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Risk-free rate	4.2%	5.2%
Dividend yield rate	—	—
Volatility	68.7%	107.5%
Expected term (in years)	0.50	0.50
Weighted-average grant date fair value	$1.15	$2.44

Equity-Based Compensation Expense

Equity-based compensation expense for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Cost of revenue	$195	$355	$396	$731
Selling and marketing	235	1,891	505	3,393
Enterprise technology and development	114	244	275	484
General and administrative	1,471	2,249	2,565	4,496
Total equity-based compensation	$2,015	$4,739	$3,741	$9,104

In connection with the restructuring activities that took place during the three and six months ended June 30, 2025 and 2024, the Company modified certain stock awards of terminated employees (two employees in the three month period ended June 30, 2025, approximately 10 employees in the three month period ended March 31, 2025 and approximately 40 employees in the three month period ended March 31, 2024). See Note 13, Restructuring, for additional information on the restructuring activities. The modifications in the three and six month ended June 30, 2025 and 2024 included accelerating the vesting of any options that would have vested within three to six months of the employee's termination date (12 months for former executives of the Company), and all vested options will be available for exercise for a total of six months after the employee's termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized approximately zero and $0.9 million reduction to equity-based compensation expense in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively, and approximately zero and $0.5 million for the three and six months ended June 30, 2024, respectively.

13. Restructuring

On June 26, 2025, the Company executed a post Pivot restructuring (the "Restructuring") which will reduce the Company's headcount by approximately 70 employees (approximately 22% of the Company’s workforce on that date) in the third quarter of 2025. The actions associated with the Restructuring are expected to result in approximately $2.6 million in costs, with approximately $2.5 million recorded in the Company's unaudited condensed consolidated statement of operations in the three and six months ended June 30, 2025, with approximately $0.1 million expected to be recorded in the three months ended September 30, 2025.

The Company expects to incur the remaining costs related to the Restructuring primarily in the third quarter of 2025 and the charges are expected to be substantially completed by September 30, 2025. The estimates of the charges and expenditures that the Company expects to incur in connection with the Restructuring, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from the estimates. In addition, the Company may incur other cash or non-cash charges, or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or in association with the Restructuring.

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

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended June 30, 2025 and 2024, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	March 31, 2025	Charges	Utilizations	June 30, 2025
Employee-related costs	$10	$2,492	$97	$2,599
Total costs	$10	$2,492	$97	$2,599

	Balance at	Restructuring	Payments /	Liability at
	March 31, 2024	Charges	Utilizations	June 30, 2024
Employee-related costs	$45	$—	$(28)	$17
Total costs	$45	$—	$(28)	$17

The following table summarizes the activity in the Company’s restructuring related liability during the six months ended June 30, 2025 and 2024, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2024	Charges	Utilizations	June 30, 2025
Employee-related costs	$938	$2,492	$(831)	$2,599
Total costs	$938	$2,492	$(831)	$2,599

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2023	Charges	Utilizations	June 30, 2024
Employee-related costs	$18	$1,644	$(1,645)	$17
Total costs	$18	$1,644	$(1,645)	$17

14. Income Taxes

The Company recorded a provision for income taxes of $0.1 million for the three and six months ended June 30, 2025, respectively, and a provision for income taxes of $0.1 million for the three and six months ended June 30, 2024, respectively. The effective tax rate was (1.7)% and (1.3)% for the three and six months ended June 30, 2025, respectively, and the effective tax rate was (0.6)% and (0.5)% for the three and six months ended June 30, 2024, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and six months ended June 30, 2025 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and six months ended June 30, 2025.

15. Loss per Share

The computation of loss per share of Class A and Class X common stock is as follows (in thousands, except share and per share information):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(5,900)	$(10,865)	$(11,648)	$(25,081)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,950,761	6,812,750	6,917,062	6,786,761

Net loss per common share, basic and diluted	$(0.85)	$(1.59)	$(1.68)	$(3.70)

Basic net loss per common share is the same as dilutive net loss per common share for each of the three and six months ended June 30, 2025 and 2024 as the inclusion of all potential common shares would have been antidilutive in those periods.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	June 30,
	2025	2024

Time-vesting options	860,500	809,765
Performance-vesting options	—	318,440
RSUs	554,766	450,528
Compensation warrants	79,612	79,612
Public and Private Placement Warrants	306,667	306,667
Term Loan Warrants	97,482	97,482
Common Stock Warrants	543,590	543,590
Forest Road Earn-out Shares	75,000	75,000
	2,517,617	2,681,084

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
•
disruptions related to the Pivot (as defined below), any further restructurings and our ability to implement the proposed restructuring of our core business model;
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
•
the impact of tariffs and global trade disruptions on us, our suppliers, and our customers;
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

Overview

BODi is a leading fitness and nutrition company. We focus primarily on digital content, supplements, and consumer health and fitness. Our goal is to continue to provide holistic health and fitness content, subscription-based solutions and digital program sales. We are the creator of some of the world’s most popular fitness programs, including P90X®, Insanity®, and 21 Day Fix®, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix® and 2B Mindset®, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our BODi streaming service.

We offer nutritional products such as Shakeology® nutrition shakes and Beachbody Performance supplements.

Our revenue is generated primarily through a multi-channel network which includes our direct response advertising, affiliates, social media marketing channels, and e-commerce market places like Amazon. In addition, prior to the Pivot (as defined below), an additional primary source of revenue was our network of Partners. Components of revenue include recurring digital subscription revenue, digital program sales and revenue from the sale of nutritional and other products. In addition to selling individual products on a one-time basis, we bundle digital and nutritional products together at discounted prices.

On September 30, 2024, the Company announced a restructuring of its network business (the “Pivot”) which converted the Company’s multi-level marketing model (“MLM”) to a single level affiliate model and reduced the Company's headcount by approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024.

For the three months ended June 30, 2025, as compared to the three months ended June 30, 2024:

•
Total revenue was $63.9 million, a 42% decrease;
•
Digital revenue was $39.7 million, a 32% decrease;
•
Nutrition and other revenue was $24.2 million, a 52% decrease;
•
Connected fitness revenue was $0.1 million, a 94% decrease;
•
Operating expenses was $50.2 million, compared to $85.9 million;
•
Net loss was $5.9 million, compared to a net loss of $10.9 million; and
•
Adjusted EBITDA was $4.6 million, compared to $4.9 million.

For the six months ended June 30, 2025, as compared to the six months ended June 30, 2024:

•
Total revenue was $136.3 million, a 41% decrease;
•
Digital revenue was $82.6 million, a 31% decrease;
•
Nutrition and other revenue was $52.8 million, a 50% decrease;
•
Connected fitness revenue was $0.9 million, an 80% decrease;
•
Operating expenses was $105.4 million, compared to $178.0 million;
•
Net loss was $11.6 million, compared to a net loss of $25.1 million; and
•
Adjusted EBITDA was $8.3 million, compared to $9.5 million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Recent Developments

ABL Facility and Extinguishment of Term Loan

On May 13, 2025, (the “Asset-Based Lending Facility Effective Date”), the Company, the lenders party thereto and Tiger Finance, LLC (“Tiger”), as administrative agent, entered into a $35.0 million asset-based lending facility (the “ABL Facility”), which includes a $10.0 million uncommitted accordion, that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month Secured Overnight Financing Rate ("SOFR Rate") plus 9.00% at its inception with a reduction in the rate to the one-month SOFR rate plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The ABL Facility is secured by a first lien on substantially all of the Company’s assets and there is no required payment of principal until July 1, 2026 and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms.

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan (as defined below) on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million) and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the three and six months ended June 30, 2025.

See Note 9, Debt, for additional information on the ABL Facility and the repayment of the Term Loan.

Restructuring

On June 26, 2025, the Company executed a post Pivot restructuring (the "Restructuring") which will reduce the Company's headcount by approximately 70 employees (approximately 22% of the Company’s workforce on that date) in the third quarter of 2025. The actions associated with the Restructuring are expected to result in approximately $2.6 million in costs, with approximately $2.5 million recorded in the Company's unaudited condensed consolidated statement of operations in the three and six months ended June 30, 2025, with approximately $0.1 million expected to be recorded in the three months ended September 30, 2025.

See Note 13, Restructuring, for additional information on the Restructuring.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of June 30,
	2025	2024

Digital subscriptions (millions)	0.94	1.15
Nutritional subscriptions (millions)	0.07	0.14

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Average digital retention	96.7%	96.5%	96.8%	96.1%
Total streams (millions)	18.0	22.7	38.8	48.3
DAU/MAU	31.4%	31.9%	32.0%	32.6%

Revenue (millions)	$63.9	$110.2	$136.3	$230.2
Gross profit (millions)	$46.2	$76.4	$97.8	$157.7
Gross margin	72.3%	69.3%	71.7%	68.5%

Net loss (millions)	$(5.9)	$(10.9)	$(11.6)	$(25.1)
Adjusted EBITDA (millions) (1)	$4.6	$4.9	$8.3	$9.5

(1) Please see “Non-GAAP Information” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Digital Subscriptions

Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions from our BODi platform. Digital subscriptions include paid and free-to-pay subscriptions, with free-to-pay subscriptions representing less than 1% of total digital subscriptions on average. Digital subscriptions are inclusive of all billing plans, currently for annual, semi-annual, quarterly and monthly billing intervals. In addition, we also have promotional offers which at times include membership options for greater than one year or the ability to buy a subscription for one year and get the second year free.

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

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Net loss	$(5,900)	$(10,865)	$(11,648)	$(25,081)
Adjusted for:
Loss on debt extinguishment (1)	2,166	719	2,166	1,928
Depreciation and amortization	2,022	5,411	4,910	10,789
Amortization of capitalized cloud computing implementation costs	38	38	75	75
Amortization of content assets	2,289	4,112	5,018	8,652
Interest expense	1,268	1,652	2,833	3,527
Income tax provision	101	67	146	129
Equity-based compensation (2)	2,015	4,739	3,741	9,104
Restructuring and platform consolidation costs (3)	2,492	—	2,492	1,644
Change in fair value of warrant liabilities	(1,558)	(647)	(869)	77
Gain on sale of property and equipment	—	—	—	(784)
Non-operating (4)	(301)	(298)	(519)	(578)
Adjusted EBITDA	$4,632	$4,928	$8,345	$9,482

(1)
The three and six months ended June 30, 2025 represents the loss related to the $17.3 million debt extinguishment that the Company made on May 13, 2025. The three and six months ended June 30, 2024 represents the loss related to the $1.0 million, $5.5 million and $4.0 million partial debt prepayments that the Company made on January 9, 2024, February 29, 2024 and April 5, 2024, respectively.
(2)
Includes benefits due to the modification of stock awards of approximately zero and $0.9 million for the three and six months ended June 30, 2025, respectively, and approximately zero and $0.5 million for the three and six months ended June 30, 2024, respectively.
(3)
Includes post-Pivot Restructuring expenses, primarily termination benefits, of $2.5 million for the three and six months ended June 30, 2025. Includes restructuring expense and personnel costs associated with key initiatives of approximately zero and $1.6 million during the three and six months ended June 30, 2024, respectively.
(4)
Primarily includes interest income.

Results of Operations

The Company has one operating segment. The following discussion of our results and operations is on a consolidated basis. The prior year periods do not reflect the impact of the Pivot that the Company announced on September 30, 2024, and was executed in the fourth quarter of 2024, so results are not directly comparable with the prior periods.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue:
Digital	$39,693	$58,771	$82,604	$120,277
Nutrition and other	24,172	50,101	52,825	105,613
Connected fitness	76	1,311	875	4,339
Total revenue	63,941	110,183	136,304	230,229
Cost of revenue:
Digital	4,893	11,476	11,104	24,338
Nutrition and other	11,740	19,621	25,191	41,905
Connected fitness	1,070	2,710	2,222	6,328
Total cost of revenue	17,703	33,807	38,517	72,571
Gross profit	46,238	76,376	97,787	157,658
Operating expenses:
Selling and marketing	25,528	56,308	56,498	115,569
Enterprise technology and development	10,611	17,162	23,207	34,879
General and administrative	11,571	12,388	23,228	25,871
Restructuring	2,492	—	2,492	1,644
Total operating expenses	50,202	85,858	105,425	177,963
Operating loss	(3,964)	(9,482)	(7,638)	(20,305)
Other income (expense)
Loss on debt extinguishment	(2,166)	(719)	(2,166)	(1,928)
Change in fair value of warrant liabilities	1,558	647	869	(77)
Interest expense	(1,268)	(1,652)	(2,833)	(3,527)
Other income, net	41	408	266	885
Loss before income taxes	(5,799)	(10,798)	(11,502)	(24,952)
Income tax provision	(101)	(67)	(146)	(129)
Net loss	$(5,900)	$(10,865)	$(11,648)	$(25,081)

Revenue

Revenue includes digital subscriptions, digital program sales, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products, access to our online Partner business management platform (prior to November 1, 2024), preferred customer program memberships (prior to November 1, 2024), and other fitness-related products, which we sell through our multi-channel network. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscription revenue is recognized ratably over the subscription period of up to 38 months.

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$39,693	$58,771	$(19,078)	(32%)
Nutrition and other	24,172	50,101	(25,929)	(52%)
Connected fitness	76	1,311	(1,235)	(94%)
Total revenue	$63,941	$110,183	$(46,242)	(42%)

The decrease in digital revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily attributable to a $13.2 million decrease in revenue from our digital streaming services due to 18% fewer subscriptions in the current quarter as compared to the prior year on lower demand, a decrease of $2.9 million in fees from Partners due to the Pivot (there are no fees from Partners after November 1, 2024) and a decrease in digital program sales of $2.9 million.

The decrease in nutrition and other revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily attributable to a $20.7 million decrease in revenue from nutritional products due to 49% fewer nutritional subscriptions in the current quarter as compared to the prior year on lower demand, a $4.1 million decrease in revenue generated from our preferred customer fees due to the Pivot (there are no preferred customer fees after November 1, 2024) and a $1.8 million decrease in shipping revenue due to the decrease in nutritional products sold, partially offset by a $1.5 million increase in Amazon sales.

The decrease in connected fitness revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$82,604	$120,277	$(37,673)	(31%)
Nutrition and other	52,825	105,613	(52,788)	(50%)
Connected fitness	875	4,339	(3,464)	(80%)
Total revenue	$136,304	$230,229	$(93,925)	(41%)

The decrease in digital revenue for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily attributable to a $26.9 million decrease in revenue from our digital streaming services due to 18% fewer subscriptions in the current year as compared to the prior year on lower demand, a decrease of $6.0 million in fees from Partners due to the Pivot (there are no fees from Partners after November 1, 2024) and a decrease in digital program sales of $4.2 million.

The decrease in nutrition and other revenue for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily attributable to a $38.8 million decrease in revenue from nutritional products due to 50% fewer nutritional subscriptions in the current year as compared to the prior year on lower demand, a $8.5 million decrease in revenue generated from our preferred customer fees due to the Pivot (there are no preferred customer fees after November 1, 2024), a $3.3 million decrease in shipping revenue due to the decrease in nutritional products sold and a $2.6 million decrease in event ticket sales (there were no events in the six months ended June 30, 2025 due to the Pivot), partially offset by a $2.4 million increase in Amazon sales.

The decrease in connected fitness revenue for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

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

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$4,893	$11,476	$(6,583)	(57%)
Nutrition and other	11,740	19,621	(7,881)	(40%)
Connected fitness	1,070	2,710	(1,640)	(61%)
Total cost of revenue	$17,703	$33,807	$(16,104)	(48%)

Gross profit
Digital	$34,800	$47,295	$(12,495)	(26%)
Nutrition and other	12,432	30,480	(18,048)	(59%)
Connected fitness	(994)	(1,399)	405	29%
Total gross profit	$46,238	$76,376	$(30,138)	(39%)

Gross margin
Digital	87.7%	80.5%
Nutrition and other	51.4%	60.8%
Connected fitness	NM	(106.7%)
Total gross margin	72.3%	69.3%

NM-not meaningful

The decrease in digital cost of revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to a $1.8 million decrease in digital content amortization as the result of lower production spend, a $1.8 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year, a $1.4 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, and a $0.8 million decrease in customer service expense due to a decrease in the volume of contacts related to digital revenue. The increase in digital gross margin for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily as a result of the decrease in expenses as noted above.

The decrease in nutrition and other cost of revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to a $3.9 million decrease in product costs due to a decrease in the volume of products sold and a $2.4 million decrease in fulfillment, freight and shipping expenses related to the decrease in nutrition and other revenue. The decrease in nutrition and other gross margin for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to the elimination of preferred customer fees, which did not carry any cost of revenue, in the current period and a higher level of promotional offerings in the current period.

The decrease in connected fitness cost of revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was driven by a $1.0 million decrease in freight, fulfillment and shipping expenses and a $0.6 million decrease in product costs, primarily due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$11,104	$24,338	$(13,234)	(54%)
Nutrition and other	25,191	41,905	(16,714)	(40%)
Connected fitness	2,222	6,328	(4,106)	(65%)
Total cost of revenue	$38,517	$72,571	$(34,054)	(47%)

Gross profit
Digital	$71,500	$95,939	$(24,439)	(25%)
Nutrition and other	27,633	63,708	(36,075)	(57%)
Connected fitness	(1,347)	(1,989)	642	32%
Total gross profit	$97,787	$157,658	$(59,871)	(38%)

Gross margin
Digital	86.6%	79.8%
Nutrition and other	52.3%	60.3%
Connected fitness	NM	(45.8%)
Total gross margin	71.7%	68.5%

The decrease in digital cost of revenue for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was due to a $3.6 million decrease in digital content amortization as a result of lower production spend, a $3.6 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year, a $2.0 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, a $1.8 million decrease in customer service expense due to a decrease in the volume of contacts related to digital revenue, and a $1.1 million decrease in digital content revisions. The increase in digital gross margin for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily as a result of the decrease in expenses as noted above.

The decrease in nutrition and other cost of revenue for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a $8.4 million decrease in product costs due to a decrease in the volume of products sold, a $4.9 million decrease in fulfillment, freight and shipping expenses related to the decrease in nutrition and other revenue, a $1.7 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue, and a $1.4 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year. Nutrition and other gross margin decreased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily as a result of the elimination of preferred customer fees, which did not carry any cost of revenues, in the current year and a higher level of promotional offerings in the current year.

The decrease in connected fitness cost of revenue for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was driven by a $1.5 million decrease in freight, fulfillment, and shipping expenses, lower inventory adjustments of $1.2 million and a $1.0 million decrease in product costs, primarily due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

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

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$25,528	$56,308	$(30,780)	(55%)
As a percentage of total revenue	39.9%	51.1%

The decrease in selling and marketing expense for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to a $24.4 million decrease in Partner compensation due to the Pivot (as we no longer have Partner compensation on new sales after November 1, 2024 and the Partner Compensation recorded in the current quarter was the amortization of Partner compensation that was deferred in prior periods), a $5.5 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year, and a $3.4 million decrease in event expenses due primarily to no events in the three months ended June 30, 2025 due to the Pivot, partially offset by a $3.4 million increase in media expense due to increased advertising spend with the Pivot transition and a $0.7 million increase in affiliated compensation which did not exist in the prior year period. With the Pivot and the transition from the MLM model to an affiliate model the Company expects a significant decrease in Partner compensation in 2025 and does not expect to record any Partner compensation in 2025 other than the amortization of deferred Partner compensation. The Company will significantly reduce the number and length of events for Partners and these event expenses are expected to be reduced significantly in 2025.

Selling and marketing expense as a percentage of total revenue decreased by 1,120 basis points ("bps") primarily due to the Pivot and transition from the MLM model to an affiliate model which significantly reduced Partner compensation.

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$56,498	$115,569	$(59,071)	(51%)
As a percentage of total revenue	41.4%	50.2%

The decrease in selling and marketing expense for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a $46.3 million decrease in Partner compensation due to the Pivot (as we no longer have Partner compensation on new sales after November 1, 2024 and the Partner compensation recorded in the current year was the amortization of Partner compensation that was deferred in prior periods), a $12.6 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year, and a $5.9 million decrease in event expenses due primarily to no events in the current year, partially offset by a $7.2 million increase in media expense due to increased advertising spend with the Pivot transition and a $1.6 million increase in affiliated compensation, which did not exist in the prior year period.

Selling and marketing expense as a percentage of total revenue decreased by 880 bps primarily due to the Pivot and transition from the MLM model to an affiliate model which significantly reduced Partner compensation.

Enterprise Technology and Development

Enterprise technology and development expenses primarily include personnel-related expenses for employees and professional fees paid to consultants to maintain the Company’s enterprise resource planning system, which is the core of our accounting, procurement, supply chain and other business support systems and primarily relate to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. Enterprise technology and development expenses also include reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, and other non-customer-facing applications. Enterprise technology and development expenses include payroll and related costs for employees involved in the research and development of new and existing products, depreciation of enterprise technology-related assets, software licenses, and technology equipment leases.

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$10,611	$17,162	$(6,551)	(38%)
As a percentage of total revenue	16.6%	15.6%

The decrease in enterprise technology and development expenses for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to a $4.5 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year and a $1.9 million decrease in depreciation expense as a result of certain long-lived assets that were fully depreciated as of December 31, 2024 due to the Pivot. With the Pivot and the transition from the MLM model to an affiliate model, the Company expects a decrease in personnel-related expenses in 2025, due to the headcount reductions associated with the Pivot, and a significant decrease in depreciation expense in 2025 due to the long-lived assets impacted by Pivot which were fully depreciated by December 31, 2024.

Enterprise technology and development expense as a percentage of total revenue increased by 100 bps due to a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$23,207	$34,879	$(11,672)	(33%)
As a percentage of total revenue	17.0%	15.1%

The decrease in enterprise technology and development expenses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a $7.6 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year and a $3.9 million decrease in depreciation expense as a result of certain long-lived assets that were fully depreciated as of December 31, 2024 due to the Pivot.

Enterprise technology and development expense as a percentage of total revenue increased by 190 bps due to a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expenses also include fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

General and administrative	$11,571	$12,388	$(817)	(7%)
As a percentage of total revenue	18.1%	11.2%

The decrease in general and administrative expenses for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to a $0.9 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that have occurred in the past year. With the Pivot and the transition from the MLM model to an affiliate model, the Company expects a decrease in personnel-related expenses in 2025.

General and administrative expenses as a percentage of total revenue increased by 690 bps due to a decrease in revenue at a faster pace than the reduction in general and administrative expenses.

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

General and administrative	$23,228	$25,871	$(2,643)	(10%)
As a percentage of total revenue	17.0%	11.2%

The decrease in general and administrative expenses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a $3.7 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that have occurred in the past year, a $0.8 million gain on the sale of the Van Nuys facility which was recorded as a reduction of general and administrative expenses in the three months ended March 31, 2024, and a $0.8 million decrease in rent due to a decrease in leased space, partially offset by an increase in professional related expenses of $2.2 million.

General and administrative expenses as a percentage of total revenue increased by 580 bps due to a decrease in revenue at a faster pace than the reduction in general and administrative expenses.

Restructuring

In 2025 restructuring charges primarily related to additional post Pivot headcount reductions. In 2024, restructuring charges primarily relate to the Company's key initiatives. The charges incurred primarily consist of employee termination costs.

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Restructuring	$2,492	$—	$2,492	NM

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Restructuring	$2,492	$1,644	$848	52%

Other Income (Expense)

The change in fair value of warrant liabilities consists of the fair value changes of the Term Loan and Common Stock warrants. Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt discount and issuance costs for our Term Loan (as defined below) and ABL Facility. Other income, net, consists primarily of interest income earned on investments and cash equivalents.

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Loss on debt extinguishment	$(2,166)	$(719)	$(1,447)	NM
Change in fair value of warrant liabilities	1,558	647	911	NM
Interest expense	(1,268)	(1,652)	384	(23%)
Other income, net	41	408	(367)	(90%)

The loss on debt extinguishment for the three months ended June 30, 2025 was due to the repayment in full ($17.3 million) of the Term Loan as of May 13, 2025. The loss on partial debt extinguishment for the three months ended June 30, 2024 was due to the partial prepayment of $4.0 million on the Term Loan as of April 5, 2024. The change in fair value of warrant liabilities during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily resulted from a 45% decline in our stock price during the current quarter as compared to a decrease of 12% in the prior year quarter. The decrease in interest expense was primarily due to a decrease of approximately 19% in the average principal debt balance outstanding during the current period as compared to the prior year period as well as the decrease in the effective interest rate on the ABL Facility (outstanding since May 13, 2025) as compared to the Term Loan (repaid on May 13, 2025), 15.4% as compared to 28.0%.

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Loss on debt extinguishment	$(2,166)	$(1,928)	$(238)	12%
Change in fair value of warrant liabilities	869	(77)	946	NM
Interest expense	(2,833)	(3,527)	694	(20%)
Other income, net	266	885	(619)	(70%)

The loss on debt extinguishment for the six months ended June 30, 2025 was due to the repayment in full ($17.3 million) of the Term Loan as of May 13, 2025. The loss on partial debt extinguishment for the six months ended June 30, 2024 was due to partial prepayments of $10.5 million on the Term Loan that occurred in the six months ended June 30, 2024. The change in fair value of warrant liabilities during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily resulted from a 33% decrease in our stock price during the current period as compared to a 2% increase in our stock price in the prior year period. The decrease in interest expense was primarily due to a decrease of approximately 22% in the average principal debt balance outstanding during the current period as compared to the prior year period as well as the decrease in the effective interest rate on the ABL Facility (outstanding since May 13, 2025) as compared to the Term Loan (repaid on May 13, 2025), 15.4% as compared to 28.0%.

Income Tax Provision

Income tax provision consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(101)	$(67)	$(34)	51%

The income tax provision increase for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily driven by changes in our valuation allowance and an increase in the net expense from discrete events.

	Six months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(146)	$(129)	$(17)	13%

The income tax provision increase for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily driven by changes in our valuation allowance and an increase in the net expense from discrete events.

Liquidity and Capital Resources

ABL Facility and Repayment of Term Loan

On May 13, 2025, the Company, the lenders party thereto and Tiger, as administrative agent, entered into a $35.0 million ABL Facility, which includes a $10.0 million uncommitted accordion that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month SOFR rate plus 9.00% at its inception with a reduction in the rate to the one-month SOFR rate plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The ABL Facility is secured by a first lien on substantially all of the Company’s assets and there is no required payment of principal until July 1, 2026 and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms. During the period from May 13, 2025 (inception of the ABL Facility) and June 30, 2025, the ABL Facility had an effective interest rate of 15.35% and a cash interest rate of 13.60%.

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million) and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the three and six months ended June 30, 2025.

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

We were in compliance with the financial covenants as of June 30, 2025. Unexpected weakness in the demand for our products may interfere with our ability to remain in compliance with the financial covenants, in particular the minimum billings financial covenant and the minimum digital subscriptions financial covenant. Failure to comply with the financial and other covenants under the ABL Facility, would constitute a condition of default and would allow Tiger to accelerate the maturity of all indebtedness under the ABL

Facility. If such acceleration were to occur, we would likely have to seek an amendment and/or waiver of the impacted financial covenant or repay the debt with proceeds from the issuance of new debt or equity, or asset sales, if necessary. We may be unable to amend the ABL Facility or raise sufficient capital to repay such obligations in the event the maturity is accelerated.

See Note 9, Debt, for additional information on the ABL Facility and the repayment of the existing Term Loan.

	Six months ended June 30,
	2025	2024
	(in thousands)

Net cash provided by operating activities	$6,580	$8,209
Net cash (used in) provided by investing activities	(2,511)	2,655
Net cash provided by (used in) financing activities	785	(11,504)

As of June 30, 2025, we had cash and cash equivalents totaling $25.6 million.

Net cash provided by operating activities was $6.6 million and $8.2 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2025, compared to the prior year period, was primarily due to an increase in cash used by deferred revenue of $11.6 million, an increase in cash used in accounts payable of $7.0 million, a decrease in depreciation and amortization expense of $5.9 million, and a decrease in cash provided by equity based compensation of $5.4 million, partially offset by a decrease in net loss of $13.4 million, an increase in cash provided by other assets of $9.3 million, and an increase in cash provided by inventory of $4.2 million.

Net cash (used in) provided by investing activities was $(2.5) million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively. The increase in net cash used in investing activities was due to proceeds received from the sale of the Van Nuys facility of $5.6 million in the prior year partially offset by a decrease in capital expenditures of $0.4 million due to continued focus by management on capital expenditures, in particular related to technology.

Net cash provided by (used in) financing activities was $0.8 million and $(11.5) million for the six months ended June 30, 2025 and 2024, respectively. The decrease in net cash used in financing activities was primarily due to the repayment of the Term Loan in the current period and the $25.0 million borrowing on the ABL Facility.

Term Loan

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement are guaranteed by the Guarantors, and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors (together with the Borrower, the “Loan Parties”), subject to customary exceptions. Between January 1, 2024 and April 30, 2025 the Company made partial prepayments of $13.7 million on the Term Loan. As noted above, the Term Loan was repaid in full on May 13, 2025. During the period from January 1, 2025 to May 13, 2025, the Term Loan was a SOFR loan, with an effective interest rate of 28.00% and a cash interest rate of 11.63%.

As of June 30, 2025, we have $17.0 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the six months ended June 30, 2025 and 2024, approximately 8% and 10%, respectively, of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $1.5 million increase or decrease in cost of revenue and operating expenses. The higher exposure to changes in foreign currency from previous periods was due to management's decision to cease entering into foreign exchange options at this time.

The aggregate notional amount of foreign exchange derivative instruments at June 30, 2025 and year ended December 31, 2024 was zero.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 28 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. As of the date of this report, thirteen arbitrations have been settled for nominal fees per arbitration. This matter is pending as of the date of this quarterly report. We deny the allegations in the complaint and intend to vigorously defend ourselves in this action.

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

The Reilly Action generally alleges that the proxy that Forest Road issued prior to the Merger contained numerous material misstatements and omissions that impaired the Forest Road stockholders’ ability to make an informed decision regarding whether to redeem their stock in connection with the Merger. The plaintiff also asserts that the Merger was a conflicted transaction because the Forest Road Sponsor Defendants and the former Forest Road directors were incentivized to close the Merger even if it was a value-decreasing transaction for Forest Road’s public stockholders. As to the Company, Meyer, and Raine, the complaint alleges that these defendants aided and abetted the Forest Road defendants’ disclosure violations. On December 5, 2024, the plaintiffs in the Reilly Action dismissed without prejudice the aiding and abetting claims against the Company and Raine. Consequently, the Company is not currently a party to the litigation but its indemnification obligation as to certain of the remaining defendant directors remains.

On February 17, 2025, the remaining defendants filed their opening brief in support of their motion to dismiss the amended complaint and plaintiffs responded by filing their responsive opposition brief. Oral argument on the motion to dismiss occurred on July 1, 2025, with a decision on the motion to be forthcoming.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-k.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

3.1	Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	10-K	3.1	3/11/2024	001-39735
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	11/27/2023	001-39735
3.3	Second Amended and Restated Bylaws of The Beachbody Company, Inc.	8-K	3.1	12/18/2024	001-39735
4.1	Form of Third Amended and Restated Warrant to Purchase Stock	8-K	10.2	10/21/2024	001-39735
10.1	Credit Agreement dated as of May 13, 2025, among The Beachbody Company, Inc., as the Parent, Beachbody, LLC, as the Administrative Borrower, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Tiger Finance, LLC, as Agent	10-Q	10.2	5/15/2025	001-39735
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

The Beachbody Company, Inc.

Date: August 6, 2025	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Brad Ramberg
Brad Ramberg
Interim Chief Financial Officer
(Interim Principal Financial Officer)