Form 10-Q
period 2025-09-30
Beachbody Company, Inc.
filed 2025-11-10
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39735

The Beachbody Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-3222090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Continental Blvd, Suite 400 El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

(310) 883-9000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BODI	The Nasdaq Stock Market LLC

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

There were 4,359,034 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of November 3, 2025.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (restricted cash of $0.1 million at September 30, 2025 and December 31, 2024, respectively)	$33,949	$20,187
Restricted short-term investments	4,250	4,250
Inventory	11,149	16,303
Prepaid expenses	4,317	9,034
Other current assets	6,711	28,911
Total current assets	60,376	78,685
Property and equipment, net	9,792	12,749
Content assets, net	7,528	12,179
Goodwill	65,166	65,166
Right-of-use assets, net	1,902	3,063
Other assets	1,648	2,714
Total assets	$146,412	$174,556
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,280	$9,534
Accrued expenses	23,353	24,982
Deferred revenue	62,250	77,273
Current portion of lease liabilities	1,060	1,338
Current portion of Term Loan	531	9,500
Other current liabilities	1,604	5,011
Total current liabilities	93,078	127,638
Term Loan	22,929	9,668
Long-term lease liabilities, net	969	1,973
Other liabilities	4,746	7,107
Total liabilities	121,722	146,386
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 4,359,034 and 4,218,828 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively;	1	1
Class C: no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	676,353	671,735
Accumulated deficit	(651,597)	(643,518)
Accumulated other comprehensive loss	(68)	(49)
Total stockholders’ equity	24,690	28,170
Total liabilities and stockholders’ equity	$146,412	$174,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue:
Digital	$36,390	$53,702	$118,994	$173,979
Nutrition and other	23,497	47,416	76,322	153,029
Connected fitness	—	1,075	875	5,414
Total revenue	59,887	102,193	196,191	332,422
Cost of revenue:
Digital	4,348	10,451	15,452	34,789
Nutrition and other	10,890	19,653	36,081	61,558
Connected fitness	—	3,278	2,222	9,606
Total cost of revenue	15,238	33,382	53,755	105,953
Gross profit	44,649	68,811	142,436	226,469
Operating expenses:
Selling and marketing	19,130	45,592	75,628	161,161
Enterprise technology and development	10,406	19,382	33,613	54,261
General and administrative	10,139	11,760	33,367	37,631
Restructuring	(12)	5,087	2,480	6,731
Total operating expenses	39,663	81,821	145,088	259,784
Operating income (loss)	4,986	(13,010)	(2,652)	(33,315)
Other income (expense):
Loss on debt extinguishment	—	—	(2,166)	(1,928)
Change in fair value of warrant liabilities	(762)	1,410	107	1,333
Interest expense	(1,056)	(1,646)	(3,889)	(5,173)
Other income, net	352	1,358	618	2,243
Income (loss) before income taxes	3,520	(11,888)	(7,982)	(36,840)
Income tax benefit (provision)	49	(115)	(97)	(244)
Net income (loss)	$3,569	$(12,003)	$(8,079)	$(37,084)

Net income (loss) per common share, basic	$0.51	$(1.75)	$(1.16)	$(5.45)
Net income (loss) per common share, diluted	$0.51	$(1.75)	$(1.16)	$(5.45)
Weighted-average common shares outstanding, basic	6,999	6,841	6,945	6,805
Weighted-average common shares outstanding, diluted	7,046	6,841	6,945	6,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net income (loss)	$3,569	$(12,003)	$(8,079)	$(37,084)
Other comprehensive income (loss):
Reclassification of gains on derivative financial instruments included in net loss, net of tax	—	—	—	80
Foreign currency translation adjustment	(4)	22	(19)	(24)
Total other comprehensive income (loss)	(4)	22	(19)	56
Total comprehensive income (loss)	$3,565	$(11,981)	$(8,098)	$(37,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances at December 31, 2023	6,707	$2	$654,657	$(571,876)	$(23)	$82,760
Net loss	—	—	—	(14,216)	—	(14,216)
Other comprehensive income	—	—	—	—	38	38
Equity-based compensation	61	—	4,365	—	—	4,365
Tax withholdings on vesting of restricted stock	(24)	—	(206)	—	—	(206)
Pre-funded warrants exercised	123	—	—	—	—	—
Balances at March 31, 2024	6,867	$2	$658,816	$(586,092)	$15	$72,741
Net loss	—	—	—	(10,865)	—	(10,865)
Other comprehensive loss	—	—	—	—	(4)	(4)
Equity-based compensation	24	—	4,739	—	—	4,739
Issuance of shares due to Employee Stock Purchase Plan	24	—	165	—	—	165
Tax withholdings on vesting of restricted stock	—	—	(17)	—	—	(17)
Balances at June 30, 2024	6,915	$2	$663,703	$(596,957)	$11	$66,759
Net loss	—	—	—	(12,003)	—	(12,003)
Other comprehensive income	—	—	—	—	22	22
Equity-based compensation	2	—	3,591	—	—	3,591
Tax withholdings on vesting of restricted stock	(1)	—	6	—	—	6
Balances at September 30, 2024	6,916	$2	$667,300	$(608,960)	$33	$58,375

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at December 31, 2024	6,948	$2	$671,735	$(643,518)	$(49)	$28,170
Net loss	—	—	—	(5,748)	—	(5,748)
Other comprehensive loss	—	—	—	—	(9)	(9)
Equity-based compensation	55	—	1,726	—	—	1,726
Options exercised, net of tax withholdings	7	—	47	—	—	47
Tax withholdings on vesting of restricted stock	(22)	—	(151)	—	—	(151)
Balances at March 31, 2025	6,988	$2	$673,357	$(649,266)	$(58)	$24,035
Net loss	—	—	—	(5,900)	—	(5,900)
Other comprehensive loss	—	—	—	—	(6)	(6)
Equity-based compensation	69	—	2,015	—	—	2,015
Issuance of shares due to Employee Stock Purchase Plan	20	—	78	—	—	78
Tax withholdings on vesting of restricted stock	(11)	—	(64)	—	—	(64)
Balances at June 30, 2025	7,066	$2	$675,386	$(655,166)	$(64)	$20,158
Net income	—	—	—	3,569	—	3,569
Other comprehensive loss	—	—	—	—	(4)	(4)
Equity-based compensation	29	—	1,003	—	—	1,003
Options exercised, net of tax withholdings	3	—	20	—	—	20
Tax withholdings on vesting of restricted stock	(10)	—	(56)	—	—	(56)
Balances at September 30, 2025	7,088	$2	$676,353	$(651,597)	$(68)	$24,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(8,079)	$(37,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	6,789	18,756
Amortization of content assets	6,945	12,525
Provision for inventory	1,256	2,748
Realized losses on hedging derivative financial instruments	—	64
Change in fair value of warrant liabilities	(107)	(1,333)
Equity-based compensation	4,744	12,695
Amortization of debt issuance costs	1,280	1,751
Paid-in-kind interest expense	218	633
Loss on debt extinguishment	2,166	1,928
Change in lease assets	1,161	269
Gain on sale of property and equipment	—	(784)
Changes in operating assets and liabilities:
Inventory	3,899	4,162
Content assets	(2,294)	(5,664)
Prepaid expenses	4,718	4,835
Other assets	23,378	11,212
Accounts payable	(5,234)	(3,319)
Accrued expenses	(1,844)	(3,824)
Deferred revenue	(17,434)	(6,290)
Other liabilities	(4,795)	(3,989)
Net cash provided by operating activities	16,767	9,291
Cash flows from investing activities:
Purchase of property and equipment	(3,698)	(3,974)
Proceeds from sale of property and equipment	—	5,600
Net cash (used in) provided by investing activities	(3,698)	1,626
Cash flows from financing activities:
Proceeds from exercise of stock options	67	—
Debt borrowings	25,000	—
Debt repayments	(22,582)	(11,758)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	78	165
Tax withholding payments for vesting of restricted stock	(271)	(217)
Payment of debt issuance costs	(1,781)	—
Net cash provided by (used in) financing activities	511	(11,810)
Effect of exchange rates on cash, cash equivalents, and restricted cash	182	(203)
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,762	(1,096)
Cash, cash equivalents and restricted cash, beginning of period	20,187	33,409
Cash, cash equivalents, and restricted cash, end of period	$33,949	$32,313
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,758	$2,758
Cash (received) paid during the period for income taxes, net	(179)	225
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$359	$265
Supplemental disclosure of noncash financing activities:
Change in fair value of Term Loan warrants due to amended exercise price	$—	$141
Paid-in-kind fee recorded as incremental debt issuance cost	—	566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“BODi” or the “Company”) is a leading fitness and nutrition company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription and/or digital program purchases on the BODi digital platform, accessible through a web browser, iOS devices, Android Devices and Roku. BODi offers nutritional products such as Shakeology nutrition shakes and Beachbody Performance supplements, which have been designed and clinically tested to help customers achieve their goals. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”), social media marketing channels, and direct response advertising. On September 30, 2024, the Company announced strategic initiatives to transition its network business from a Multi-Level Marketing ("MLM") model with its Partners to a single level affiliate model (the "Pivot"). See Note 13, Restructuring, for more information on the Pivot.

Liquidity Considerations

As discussed in Note 9, Debt, the Company has a $35.0 million asset-based facility (the “ABL Facility”), with principal outstanding of $25.0 million as of September 30, 2025, that has certain financial covenants. The Company was in compliance with the financial covenants under our ABL Facility as of September 30, 2025. However, the Company currently anticipates a violation of the minimum digital subscriptions financial covenant at December 31, 2025 and a violation of the minimum billings financial covenant in the first quarter of 2026. Based on this, the Company has begun discussions with the lender to amend these financial covenants with management's belief that this can be executed by February 28, 2026, however, there can be no assurance that we will be able to finalize the amendment of the covenants on the ABL Facility. If the ABL Facility is not amended as anticipated, and if such covenant violations were to occur, this could result in the lender accelerating the maturity date of the ABL Facility into the first quarter of 2026, impacting the Company’s liquidity and potentially impacting its ability to continue to operate in the normal course. Given the finalization of the amendment of the covenants in the ABL Facility is not within the control of the Company, the Company has concluded that the anticipated violation of the debt covenants, is a condition that raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

While the Company believes it will be able to enter into the amendment of the covenants in the ABL Facility by February 28, 2026, in the event the Company is unable to obtain the amendment of the covenants in the ABL Facility as anticipated, the Company has a number of actions under its control that will enable the Company to satisfy its obligations under the outstanding ABL Facility if called in the event of a covenant violation and sustain its normal course of business operations, including reducing the liquidity needs of the business over the next twelve months through a combination of deferrals of voluntary cash expenditures and operating cost reductions. Management has determined that such actions are within its control and would mitigate the condition and alleviate the substantial doubt surrounding the ability to continue as a going concern by providing liquidity sufficient to both fully satisfy the ABL Facility and continue to operate its business in the normal course.

As a result, the Company believes it will have adequate cash flows to support its ongoing operations for at least one year following the date that these condensed consolidated financial statements are issued.

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

Certain amounts from prior periods have been reclassified in the unaudited condensed consolidated balance sheet and the unaudited condensed consolidated statement of cash flows to conform to the current period presentation. For the activity in the year ended December 31, 2024, deferred tax liabilities and other liabilities have been combined and presented as other liabilities in the accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statement of cash flows.

Unaudited Condensed Consolidated Balance Sheets:

The following table presents the reclassifications made to the Unaudited Condensed Consolidated Balance Sheet:

(in thousands)

	December 31, 2024 (as reported)	Reclassification	December 31, 2024 (adjusted)

Deferred tax liabilities	$1	$(1)	$—
Other Liabilities	7,106	1	7,107

Unaudited Condensed Consolidated Statement of Cash Flows:

The following table presents the reclassifications made to the Unaudited Condensed Consolidated Statement of Cash Flows:

(in thousands)

	September 30, 2024 (as reported)	Reclassification	September 30, 2024 (adjusted)

Deferred income taxes	$2	$(2)	$—
Other liabilities	(3,991)	2	(3,989)

Management believes such changes provide greater clarity to the users of the financial statements and are not meant to conceal or otherwise hide information from the users of the financial statements or represent corrections of an error or change in accounting principle.

Summary of Changes in Significant Accounting Estimates

Goodwill and Long-Lived Assets, Net

Interim Impairment Test

Goodwill represents the excess of the fair value of the consideration transferred in a business combination over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually as of December 31 and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or indicate that it is more likely than not that the indefinite-lived asset is impaired. As of September 30, 2024, the Company had no indefinite-lived intangible assets. No impairment test has been performed since December 31, 2024.

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

Long-Lived Assets

Management reviews long-lived assets (including property and equipment, content assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by comparing their carrying value to the forecasted undiscounted cash flows associated with the assets. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value. The Company performed a test for recoverability as of September 30, 2024 and concluded that the carrying value of its long-lived assets were recoverable. No test for recoverability has been performed since December 31, 2024.

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

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to improve disclosures about a company's income taxes paid and the effective rate reconciliation table. The guidance in this update will be effective for public companies for annual periods beginning after December 15, 2024 and interim periods for years beginning after December 15, 2025. The adoption of this guidance will impact the disclosures related to the Company's income taxes but will not have any impact on its unaudited condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient and an accounting policy election (for all entities other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The guidance in this update will be effective for all entities for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is evaluating the potential impact of adopting this guidance on its unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvement to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments also supersede the guidance on web site development costs in ASC 350-50. The guidance in this update will be effective for all entities for annual periods beginning after December 15, 2027 and interim reporting periods within those reporting periods. The Company is evaluating the potential impact of adopting this guidance on its unaudited condensed consolidated financial statements.

Note 2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended September 30,
	2025	2024

Geographic region:
United States	$55,306	$92,317
Rest of world[1]	4,581	9,876
Total revenue	$59,887	$102,193

	Nine months ended September 30,
	2025	2024

Geographic region:
United States	$181,155	$298,490
Rest of world[1]	15,036	33,932
Total revenue	$196,191	$332,422

(1) Consists of Canada, United Kingdom, and France. Other than the United States, no single country accounted for more than 10% of total revenue during the three and nine months ended September 30, 2025 and 2024.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 96% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the three and nine months ended September 30, 2025, the Company recognized $12.8 million and $70.6 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized $13.5 million and $88.9 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2023.

Note 3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$373
Common Stock Warrants	—	—	1,693
Total liabilities	$—	$—	$2,066

	December 31, 2024
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$390
Common Stock Warrants	—	—	1,783
Total liabilities	$—	$—	$2,173

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate the recorded value due to the short period of time to maturity. Restricted short-term investments of $4.3 million at September 30, 2025 consist of a one-year certificate of deposit (“CD”) that matures on July 26, 2026 with an interest rate of 3.5%, which is restricted due to a contractual agreement. The Company’s Term Loan Warrants (as defined below) and Common Stock Warrants (as defined below) are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

Due to the fact that the fair value of the Private Placement Warrants had been reduced to zero at December 31, 2024 and that these warrants have a remaining contractual term at September 30, 2025 of 0.73 years with an exercise price of $575.00 per share while the Company's stock price at September 30, 2025 was $5.92, management determined that a valuation was not required at September 30, 2025 and that the value of the Private Placement Warrants remained at zero.

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on December 31, 2024:

December 31, 2024

Risk-free rate	4.2%
Dividend yield rate	—
Volatility	83.1%
Contractual term (in years)	1.48
Exercise price	$575.00

The following table presents changes in the fair value of the Private Placement Warrants for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$—	$2	$—	$9
Change in fair value	—	(2)	—	(9)
Balance, end of period	$—	$—	$—	$—

For the three and nine months ended September 30, 2024, the change in the fair value of the Private Placement Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

Due to the fact that the fair value of the Public Warrants had been reduced to zero at December 31, 2024 and that these warrants have a remaining contractual term at September 30, 2025 of 0.73 years with an exercise price of $575.00 per share while the Company's stock price at September 30, 2025 was $5.92, management determined that a valuation was not required at September 30, 2025 and that the value of the Public Warrants remained at zero.

The following table presents significant assumptions utilized in the valuation of the Public Warrants on December 31, 2024:

December 31, 2024

Risk-free rate	4.2%
Dividend yield rate	—
Volatility	83.1%
Contractual term (in years)	1.48
Exercise price	$575.00

The following table presents changes in the fair value of the Public Warrants for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$—	$4	$—	$17
Change in fair value	—	(4)	—	(17)
Balance, end of period	$—	$—	$—	$—

For the three and nine months ended September 30, 2024, the change in the fair value of the Public Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Risk-free rate	3.6%	4.3%
Dividend yield rate	—	—
Volatility	91.7%	81.5%
Contractual term (in years)	3.86	4.60
Exercise price	$6.26	$6.26

The following table presents changes in the fair value of the Term Loan Warrants for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$239	$537	$390	$392
Amended in connection with Fifth Amendment	—	—	—	141
Change in fair value	134	(222)	(17)	(218)
Balance, end of period	$373	$315	$373	$315

For the three and nine months ended September 30, 2025, the change in the fair value of the Term Loan Warrants was due to the change in price of the Company's Class A Common Stock, the remaining contractual term and the risk-free rate. For the three and nine months ended September 30, 2024, the change in the balance of the Term Loan Warrants was due to the Warrant Second Amendment (as defined below) of the Term Loan Warrants, which reduced the exercise price from $20.50 per share to $9.16 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.1 million as of the Fifth Amendment Effective Date (as defined below) and the change in the fair value of the Term Loan Warrants resulting from the change in price of the Company’s Class A common stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Risk-free rate	3.6%	4.3%
Dividend yield rate	—	—
Volatility	92.2%	82.4%
Contractual term (in years)	3.70	4.45
Exercise price	$11.24	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$1,065	$2,801	$1,783	$2,707
Change in fair value	628	(1,183)	(90)	(1,089)
Balance, end of period	$1,693	$1,618	$1,693	$1,618

For the three and nine months ended September 30, 2025 and 2024, the change in the fair value of the Common Stock Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Note 4. Inventory

Inventory, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024

Raw materials and work in process	$5,830	$7,650
Finished goods	5,319	8,653
Total inventory	$11,149	$16,303

Total adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $0.7 million and $1.3 million during the three and nine months ended September 30, 2025, respectively, and $1.7 million and $2.8 million during the three and nine months ended September 30, 2024, respectively. The Company recorded $0.7 million and $1.3 million of these adjustments in nutrition and other cost of revenue for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $0.3 million during the three and nine months ended September 30, 2024, respectively. There were no adjustments recorded in connected fitness cost of revenue during the three and nine months ended September 30, 2025. The Company also recorded adjustments in connected fitness cost of revenue of $1.2 million and $2.5 million during the three and nine months ended September 30, 2024, respectively.

In the three months ended September 30, 2024, management determined that it would no longer sell connected fitness inventory in early 2025. Based on this decision the Company recorded $1.2 million in adjustments in the three and nine months ended September 30, 2024 to reduce connected fitness inventory to net realizable value. In addition, the Company recorded $0.2 million in adjustments in the three and nine months ended September 30, 2024 to reduce nutrition and other inventory impacted by the Pivot.

Note 5. Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Deferred Partner costs	$3,233	$25,578
Accounts receivable, net	1,454	1,449
Deferred Affiliate costs	643	152
Other	1,381	1,732
Total other current assets	$6,711	$28,911

As of December 31, 2024, we reclassified $0.2 million of deferred affiliate costs from other to conform to the current year presentation. This reclassification had no impact on other current assets.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024

Computer software and web development	$105,892	$122,742
Computer equipment	13,019	16,954
Leasehold improvements	1,117	1,117
Furniture, fixtures and equipment	600	1,084
Computer software and web development projects in-process	1,696	—
Property and equipment, gross	122,324	141,897
Less: Accumulated depreciation	(112,532)	(129,148)
Total property and equipment, net	$9,792	$12,749

On September 30, 2024, the Company announced the Pivot, which resulted in certain computer software and web development and computer equipment with a net book value of approximately $12.7 million that would no longer be used by the Company after December 31, 2024. The impact of the Pivot related to these long-lived assets was considered by management to be a triggering event that caused the Company to perform a recoverability test for its long-lived assets as of September 30, 2024. See Note 1, Description of Business and Summary of Significant Accounting Policies, for additional information on the Company's recoverability test for its long-lived assets.

The Company decreased the average remaining useful lives for the long-lived assets that were impacted by the Pivot from 25 months prior to the Pivot to 3 months after the Pivot. This resulted in accelerated depreciation expense for these assets being recorded in the three and nine months ended September 30, 2024 of $2.9 million.

On February 29, 2024, the Company sold its Van Nuys production facility which had a net carrying value of $4.8 million for $6.2 million. The Company recognized a gain on the sale of the facility of $0.8 million, which is recorded as a reduction in general and administrative expenses for the nine months ended September 30, 2024.

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations, including the accelerated depreciation of $2.9 million related to the Pivot in the three and nine months ended September 30, 2024, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Cost of revenue	$909	$2,101	$3,242	$6,384
Enterprise technology and development	970	5,866	3,547	12,372
Total depreciation	$1,879	$7,967	$6,789	$18,756

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Employee compensation and benefits (1)	$6,578	$5,180
Sales and other taxes	2,478	3,125
Inventory, shipping and fulfillment	2,474	2,925
Advertising	2,373	2,208
Outside professional services	2,263	1,997
Information technology	1,525	2,211
Partner costs	108	3,272
Other accrued expenses	5,554	4,064
Total accrued expenses	$23,353	$24,982

(1) Accrued employee compensation and benefits include accruals for termination and retention benefits of approximately zero and $0.9 million at September 30, 2025 and December 31, 2024, respectively. See Note 13, Restructuring., for additional information on the restructuring expenses and accruals.

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $7.8 million and $29.9 million for the three and nine months ended September 30, 2025, respectively, and $5.1 million and $22.4 million for the three and nine months ended September 30, 2024, respectively.

Other Current Liabilities

On October 1, 2024, the Company entered into a financing agreement with AFCO Acceptance Corporation ("AFCO") to finance certain of its annual insurance premiums. The Company financed $2.2 million, which will be paid over an eleven month period with the first payment due on November 1, 2024. The financing has an interest rate of 8.07% and AFCO has a security interest in the underlying policies that have been financed. The zero and $1.6 million outstanding as of September 30, 2025 and December 31, 2024, respectively, is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

On October 1, 2024, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain other of its annual insurance premiums. The Company financed $2.2 million, which will be paid over a ten month period with the first payment due on November 1, 2024. The financing has an interest rate of 7.95% and FIF has a security interest in the underlying policies that have been financed. The zero and $1.5 million outstanding as of September 30, 2025 and December 31, 2024, respectively, is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

Note 8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2029. During the three and nine months ended September 30, 2025 and 2024, there were no losses on inventory purchase commitments. Service agreement obligations include amounts related to fitness and nutrition trainers, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding September 30, 2025 are as follows (in thousands):

Three months ending December 31, 2025	$5,507
Year ending December 31, 2026	3,321
Year ending December 31, 2027	1,192
Year ending December 31, 2028 and thereafter	324
$10,344

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the nine months ended September 30, 2025, the Company paid $2.0 million of royalty payments exclusive of guaranteed payments.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2029. These lease obligations will require payments of approximately $0.3 million during the three months ending December 31, 2025, $1.1 million for the year ending December 31, 2026 and $0.9 million in total thereafter through 2029.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 28 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. We have continued to deny the allegations in the complaint and have vigorously defended ourselves in this action. As of October 7, 2025, the parties have reached a tentative settlement that will result in a dismissal of all claims, including all 28 filed arbitrations.

On June 14, 2024, Bryan Reilly on behalf of himself and similarly situated current and former stockholders of Forest Road Acquisition Corp., which later became the Beachbody Company, Inc. (“Forest Road”), filed a verified class action complaint (the “Reilly Action”) in the Delaware Chancery Court against the former directors and officers of Forest Road, as well as Forest Road Acquisition Sponsor LLC, Forest Road Company LLC, Zach Tarica, and Jeremy Tarica (together the “Forest Road Sponsor Defendants”) alleging claims for breach of fiduciary duty in connection with the merger among Forest Road, The Beachbody Company, Inc., and Myx in 2021 (the “Merger”). The lawsuit also brought claims against the Company, Kevin Meyer, and The Raine Group LLC (“Raine”) alleging aiding and abetting breach of fiduciary duty, and against the former Forest Road directors and officers, the Forest Road Sponsor Defendants, Raine, and Meyer for unjust enrichment. We also have certain indemnification obligations as to some or all of the former Forest Road directors and Raine as to certain claims.

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

On July 1, 2025, the Defendants in the Reilly Action filed a Motion to Dismiss action before the Delaware Chancery Court. On September 30, 2025, this Motion was granted, dismissing the action with prejudice and giving the Plaintiffs thirty days to file an appeal. On October 15, 2025, Plaintiffs filed a notice of appeal for the Reilly Action, with full briefing to be submitted in January 2026.

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately 6,239 additional subscribers of BODi and intends to file similar demands for each person. The plaintiffs are seeking monetary damages as well as injunctive and equitable relief. We have continued to deny the allegations in the complaint and have vigorously defended ourselves in this action. As of September 11, 2025, the parties have reached a tentative settlement that will result in a settlement and release of all threatened claims, including on behalf of all alleged affected subscribers.

The Company disputes the allegations in the above referenced active matters and intends to defend the matters vigorously. Some of our legal proceedings, such as the above referenced complaints, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, other than the pending settled matters noted above, it is not possible to determine the probability of loss or estimate damages for any of the above matters, and therefore the Company has not established reserves for any of these proceedings other than the pending settled matters noted above. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Note 9. Debt

ABL Facility

On May 13, 2025, (the “Asset-Based Lending Facility Effective Date”), the Company, the lenders party thereto and Tiger Finance, LLC (“Tiger”), as administrative agent, entered into a $35.0 million ABL Facility, which includes a $10.0 million uncommitted accordion, that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The amount that the Company may borrow under the ABL Facility is based on a borrowing base calculated based on advance rates for the various assets serving as collateral for the ABL Facility. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. In connection with the ABL Facility, the Company incurred $1.8 million of third-party debt issuance costs which were recorded in the unaudited condensed consolidated balance sheet at September 30, 2025 as a reduction of long-term debt and are being amortized over the term of the ABL Facility using the effective-interest method. The ABL Facility bears interest based on the one-month Secured Overnight Financing Rate ("SOFR Rate") plus 9.00% at its inception, which can decrease to the one-month SOFR rate plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The SOFR rate is subject to a 3.5% floor. The ABL Facility had an effective interest rate of 15.21% and a cash interest rate of 13.41% for the period from May 13, 2025 (the inception of the ABL Facility) to September 30, 2025. The Company recorded $1.0 million and $1.5 million of interest related to the ABL Facility during the three and nine months ended September 30, 2025, respectively. The ABL Facility is secured by a first lien on substantially all of the Company’s assets.

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

The aggregate amounts of payments due for the periods succeeding September 30, 2025 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Three months ending December 31, 2025	$—
Year ending December 31, 2026	1,062
Year ending December 31, 2027	2,125
Year ending December 31, 2028	21,813
Total debt	25,000
Less current portion	(531)
Less unamortized debt discount and debt issuance costs	(1,540)
Total long-term debt	$22,929

The ABL Facility has no required payment of principal until July 1, 2026 and thereafter the principal payments are approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on the maturity date of May 13, 2028, unless extended pursuant to its terms.

Repayment of Term Loan

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan (as defined below) on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million) and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the three months ended June 30, 2025.

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

The Term Loan bore interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR Rate (based upon an interest period of three months). In addition, the Term Loan borrowings bore additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan had an effective interest rate of 28.00% and a cash interest rate of 11.63% for the period from January 1, 2025 to May 13, 2025 (the date that the Company repaid the Term Loan in full). The Company recorded zero and $2.1 million of interest related to the Term Loan during the three and nine months ended September 30, 2025, respectively.

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

In connection with the Fifth Amendment, on the Fifth Amendment Effective Date, the Company made a partial prepayment on the Term Loan of $4.0 million along with the related prepayment premium of 3% ($0.1 million) and accrued interest. The Company also incurred a 2% fee as paid in kind on the outstanding Term Loan balance prior to the prepayment (fee of $0.6 million) which is recorded as incremental third-party debt issuance costs and is being amortized over the amended term of the Term Loan using the effective-interest method. The partial prepayment of $4.0 million was accounted for as a partial debt extinguishment and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs as of the Fifth Amendment Effective Date ($0.6 million) which in addition to the prepayment premium ($0.1 million) was recorded as a loss on partial debt extinguishment of $0.7 million in the three months ended June 30, 2024.

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share (the "Term Loan Warrants"). The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants and for information on amendments to the Term Loan Warrants. The Term Loan Warrants were recorded in the unaudited condensed consolidated balance sheets as warrant liabilities. The initial fair value of the Term Loan Warrants, of $5.2 million, was being amortized as a debt discount over the term of the Term Loan using the effective-interest method. As noted above, when the Company repaid in full the Term Loan it wrote off the remaining unamortized debt discount. In connection with the Second Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant First Amendment"). The amendment of the Term Loan Warrants amended the exercise price of the Term Loan Warrants from $92.50 per share to $20.50 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Second Amendment Effective Date by $0.8 million and was recorded as of the Second Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount was being amortized over the amended term of the Term Loan using the effective-interest method. In connection with the Equity Offering (as defined below), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock. In connection with the Fifth Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant Second Amendment"). The Warrant Second Amendment amended the exercise price of the Term Loan Warrants from $20.50 per share to $9.16 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Fifth Amendment Effective Date by $0.1 million and was recorded as of the Fifth Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount was being amortized over the amended term of the Term Loan using the effective interest method.

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

Letter of credit

At September 30, 2025 and December 31, 2024, the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which is collateralized by $0.1 million of cash. This letter of credit expires on December 6, 2025 and is automatically extended for one-year terms unless notice of non-renewal is provided 60 days prior to the end of the applicable term. At September 30, 2025 and December 31, 2024, the cash collateralizing this letter of credit is classified as current restricted cash in our unaudited condensed consolidated balance sheet.

Note 10. Segment

The Company is a leading fitness and nutrition company. The Company's Chief Operating Decision Maker ("CODM") is its chief executive officer ("CEO"). The Company defines its one segment on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources.

The Company’s CODM assesses the segments performance by using net loss. The CODM uses net loss for its segment in the annual budget and forecasting process. The CODM considers budget to actual variances on a quarterly basis for its profit measures when making decisions about the allocation of operating and capital resources to the segment.

The Company recorded depreciation expense related to its property and equipment of $1.9 million and $6.8 million for the three and nine months ended September 30, 2025, respectively, and $8.0 million and $18.8 million for the three and nine months ended September 30, 2024, respectively. See Note 6, Property and Equipment, Net, for additional information on the Company's depreciation expense. The Company recorded content amortization expense of $1.9 million and $6.9 million for the three and nine months ended September 30, 2025, respectively, and $3.8 million and $12.5 million for the three and nine months ended September 30, 2024, respectively. The Company recorded interest income, which is recorded in other income, net, in the condensed consolidated statement of operations, of $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2024, respectively.

Since the Company has only one reporting segment, the presentation of the Company’s segment’s operating results is the same as the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 and the expenses on the condensed consolidated statement of operations are the significant segment expenses (see the Company’s condensed consolidated statement of operations) and its assets and liabilities is the same as the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (see the Company’s condensed consolidated balance sheets).

Note 11. Stockholders’ Equity

As of September 30, 2025, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock and 100,000,000 shares are designated as preferred stock.

Holders of each share of each class of Common Stock are entitled to dividends when, as, and if declared by the Company’s Board, subject to the rights and preferences of any holders of Preferred Stock outstanding at the time. As of September 30, 2025, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended September 30, 2025 and 2024 (in thousands):

Total[1]

Balances at June 30, 2024	$11
Other comprehensive income before reclassifications	22
Balances at September 30, 2024	$33

Balances at June 30, 2025	$(64)
Other comprehensive loss before reclassifications	(4)
Balances at September 30, 2025	$(68)

1Total denotes foreign currency translation adjustments.

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the nine months ended September 30, 2025 and 2024 (in thousands):

Total[1]

Balances at December 31, 2023	$(23)
Other comprehensive loss before reclassifications	(24)
Amounts reclassified from accumulated other comprehensive income	64
Tax effect	16
Balances at September 30, 2024	$33

Balances at December 31, 2024	$(49)
Other comprehensive loss before reclassifications	(19)
Balances at September 30, 2025	$(68)

1Total denotes unrealized gain (loss) on derivatives and foreign currency translation adjustments.

Note 12. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Time-Vesting Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	1,008,017	$18.64	6.60	$—
Exercised	(10,294)	6.43
Forfeited	(86,270)	13.69
Expired	(65,841)	15.06
Outstanding at September 30, 2025	845,612	$20.28	6.33	$—
Exercisable at September 30, 2025	564,768	$27.17	5.72	$—

A summary of restricted stock unit ("RSU") activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2024	326,226	$17.42
Granted	477,560	6.15
Vested	(152,940)	14.61
Forfeited	(160,359)	8.65
Outstanding at September 30, 2025	490,487	$9.19

The fair value of RSUs vested during the three and nine months ended September 30, 2025 was $0.3 million and $2.2 million, respectively. Approximately zero and $2.5 million was the fair value of RSUs vested during the three and nine months ended September 30, 2024, respectively.

On January 1, 2025, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 347,391 pursuant to the terms of the 2021 Plan. As of September 30, 2025, 1,124,223 shares of Class A common stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $0.3 million during the nine months ended September 30, 2025, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

Employee Stock Purchase Plan

In May 2022, the Company established an ESPP, the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or ending of each six-month purchase period.

On January 1, 2025, the number of shares available for issuance under the ESPP increased by 69,478 pursuant to the terms of the ESPP. As of September 30, 2025, 211,274 shares of Class A common stock were available for issuance under the ESPP.

During the nine months ended September 30, 2025, 19,877 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $3.91 per share.

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Risk-free rate	4.2%	5.2%
Dividend yield rate	—	—
Volatility	76.2%	107.5%
Expected term (in years)	0.50	0.50
Weighted-average grant date fair value	$1.11	$2.44

Equity-Based Compensation Expense

Equity-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Cost of revenue	$110	$274	$506	$1,005
Selling and marketing	134	1,562	639	4,955
Enterprise technology and development	72	233	347	717
General and administrative	687	1,522	3,252	6,018
Total equity-based compensation	$1,003	$3,591	$4,744	$12,695

In connection with the restructuring activities that took place during the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, the Company modified certain stock awards of terminated employees (two employees in the three month period ended June 30, 2025, approximately 10 employees in the three month period ended March 31, 2025, approximately 150 employees in the three month period ended September 30, 2024, and approximately 40 employees in the three month period ended March 31, 2024). See Note 13, Restructuring, for additional information on the restructuring activities. The modifications in the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 included accelerating the vesting of any options that would have vested within three to six months of the employee's termination date (12 months for former executives of the Company), and all vested options will be available for exercise for a total of six months after the employee's termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized approximately zero and $0.9 million reduction to equity-based compensation expense in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively.

13. Restructuring

On June 26, 2025, the Company executed a post Pivot restructuring (the "Restructuring") which reduced the Company's headcount by approximately 70 employees (approximately 22% of the Company’s workforce on that date) in the third quarter of 2025. The actions associated with the Restructuring resulted in approximately $2.5 million in costs, with approximately $2.5 million recorded in the Company's unaudited condensed consolidated statement of operations in the three months ended June 30, 2025 and approximately zero recorded in the three months ended September 30, 2025.

The Company incurred the remaining costs related to the Restructuring primarily in the third quarter of 2025 and the charges were substantially completed by September 30, 2025. The estimates of the charges and expenditures that the Company expects to incur in connection with the Restructuring, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from the estimates. In addition, the Company may incur other cash or non-cash charges, or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or in association with the Restructuring.

On September 30, 2024, the Company announced the Pivot which converted the Company’s MLM model to a single level affiliate model and reduced the Company's headcount by approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024. The actions associated with the Pivot resulted in approximately $18.5 million in costs, with approximately $9.2 million recorded in the Company's unaudited condensed consolidated statement of operations in the three and nine months ended September 30, 2024, with approximately $9.3 million recorded in the three months ended December 31, 2024.

The following table details the costs incurred associated with the Pivot in the three and nine months ended September 30, 2024:

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

(2) Due to the Pivot, certain long-lived assets with a net book value of approximately $12.7 million were not used by the Company after December 31, 2024. The Company performed an impairment review for its long-lived assets, including the long-lived assets, which were all in one asset group, that were not used after December 31, 2024. The Company performed a test of recoverability and concluded that the carrying value of its long-lived assets were recoverable. The Company decreased the average remaining useful lives for the long-lived assets that were impacted by the Pivot from 25 months prior to the Pivot to 3 months after the Pivot. This resulted in accelerated depreciation expense of $2.9 million that was recorded in the Company's unaudited condensed consolidated statement of operations in the three and nine months ended September 30, 2024. See Note 6, Property and Equipment, Net, for additional information on the accelerated depreciation.

(3) Consists of (a) inventory adjustments recorded associated with the decision by management to no longer sell connected fitness inventory in early 2025, which was recorded in cost of revenue-connected fitness ($1.2 million) and (b) inventory adjustments for nutrition and other inventory impacted by the Pivot which was recorded in cost of revenue-nutrition and other ($0.2 million) in the unaudited condensed consolidated statement of operations in the three and nine months ended September 30, 2024. See Note 4, Inventory, for additional information on the incremental inventory adjustments.

(4) Modification of stock awards based compensation for employees who were impacted by the Pivot which includes accelerating the vesting of any options or RSU’s that would have vested within six months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees termination date (that is, three month in addition to the standard three months per original agreement), which resulted in a decrease to equity based compensation expense of $0.3 million in the Company's unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024. See Note 12, Equity Based Compensation, for more information on the modification of stock awards.

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

The following table summarizes activity in the Company’s restructuring-related liability during the three months ended September 30, 2025 and 2024, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	June 30, 2025	Charges	Utilizations	September 30, 2025
Employee-related costs	$2,599	$(12)	$(2,582)	$5
Total costs	$2,599	$(12)	$(2,582)	$5

	Balance at	Restructuring	Payments /	Liability at
	June 30, 2024	Charges	Utilizations	September 30, 2024
Employee-related costs	$17	$5,087	$149	$5,253
Total costs	$17	$5,087	$149	$5,253

The following table summarizes the activity in the Company’s restructuring related liability during the nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2024	Charges	Utilizations	September 30, 2025
Employee-related costs	$938	$2,480	$(3,413)	$5
Total costs	$938	$2,480	$(3,413)	$5

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2023	Charges	Utilizations	September 30, 2024
Employee-related costs	$18	$6,731	$(1,496)	$5,253
Total costs	$18	$6,731	$(1,496)	$5,253

The Company evaluated the requirements of ASC No. 205-20, Presentation of Financial Statements-Discontinued Operations, relative to the Pivot and determined that discontinued operations treatment was not applicable. Accordingly, the results of operations impacted by the Pivot were reported as part of continuing operations in the accompanying unaudited condensed consolidated financial statements.

14. Income Taxes

The Company recorded a benefit for income taxes of approximately zero for the three months ended September 30, 2025 and a provision for income taxes of $0.1 million for the nine months ended September 30, 2025, respectively, and a provision for income taxes of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. The effective tax rate was (1.4)% and (1.2)% for the three and nine months ended September 30, 2025, respectively, and the effective tax rate was (1.0)% and (0.7)% for the three and nine months ended September 30, 2024, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and nine months ended September 30, 2025 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and nine months ended September 30, 2025.

15. Income (loss) per Share

The computation of net income (loss) per share of Class A and Class X common stock is as follows (in thousands, except share and per share information):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$3,569	$(12,003)	$(8,079)	$(37,084)

Denominator:
Weighted-average common shares outstanding, basic	6,999,247	6,840,960	6,944,758	6,804,959
Dilutive effect of:
RSUs	46,825	—	—	—
Weighted-average common shares outstanding, diluted	7,046,072	6,840,960	6,944,758	6,804,959

Net income (loss) per common share, basic	$0.51	$(1.75)	$(1.16)	$(5.45)
Net income (loss) per common share, diluted	$0.51	$(1.75)	$(1.16)	$(5.45)

Basic net income (loss) per common share is the same as dilutive net income (loss) per common share for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 as the inclusion of all potential common shares would have been antidilutive in those periods.

The following table presents the common shares that are excluded from the computation of diluted net income (loss) per common share as of the periods presented because including them would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Time-vesting options	845,612	741,364	845,612	741,364
Performance-vesting options	—	318,440	—	318,440
RSUs	443,662	385,834	490,487	385,834
Compensation warrants	79,612	79,612	79,612	79,612
Public and Private Placement Warrants	306,667	306,667	306,667	306,667
Term Loan Warrants	97,482	97,482	97,482	97,482
Common Stock Warrants	543,590	543,590	543,590	543,590
Forest Road Earn-out Shares	75,000	75,000	75,000	75,000
ESPP	24,572	—	24,572	—
	2,416,197	2,547,989	2,463,022	2,547,989

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) as well as our financial statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Form 10-K"). Unless otherwise indicated, the terms “BODi,” “we,” “us,” or “our” refer to The Beachbody Company, Inc., a Delaware corporation, together with its consolidated subsidiaries.

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

For the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:

•
Total revenue was $59.9 million, a 41% decrease;
•
Digital revenue was $36.4 million, a 32% decrease;
•
Nutrition and other revenue was $23.5 million, a 50% decrease;
•
Gross margin was 74.6%, an increase of 730 basis points ("bps");
•
Operating expenses was $39.7 million, compared to $81.8 million;
•
Net income was $3.6 million, the Company's first quarterly net income since going public, compared to a net loss of $12.0 million; and
•
Adjusted EBITDA was $9.5 million, compared to $10.1 million.

For the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024:

•
Total revenue was $196.2 million, a 41% decrease;
•
Digital revenue was $119.0 million, a 32% decrease;
•
Nutrition and other revenue was $76.3 million, a 50% decrease;
•
Connected fitness revenue was $0.9 million, an 84% decrease, there was no connected fitness revenue in the three months ended September 30, 2025;
•
Gross margin was 72.6%, an increase of 450 bps;
•
Operating expenses was $145.1 million, compared to $259.8 million;
•
Net loss was $8.1 million, compared to a net loss of $37.1 million; and
•
Adjusted EBITDA was $17.9 million, compared to $19.6 million.

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

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan (as defined below) on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million) and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the three months ended June 30, 2025.

See Note 9, Debt, for additional information on the ABL Facility and the repayment of the Term Loan.

Restructuring

On June 26, 2025, the Company executed a post Pivot restructuring (the "Restructuring") which reduced the Company's headcount by approximately 70 employees (approximately 22% of the Company’s workforce on that date) in the third quarter of 2025. The actions associated with the Restructuring resulted in approximately $2.5 million in costs, with approximately $2.5 million recorded in the Company's unaudited condensed consolidated statement of operations in the three months ended June 30, 2025 and approximately zero recorded in the three months ended September 30, 2025.

See Note 13, Restructuring, for additional information on the Restructuring.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of September 30,
	2025	2024

Digital subscriptions (millions)	0.90	1.11
Nutritional subscriptions (millions)	0.07	0.13

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Average digital retention	96.9%	97.3%	96.9%	96.5%
Total streams (millions)	17.6	20.9	56.4	69.2
DAU/MAU	32.0%	31.0%	32.0%	32.1%

Revenue (millions)	$59.9	$102.2	$196.2	$332.4
Gross profit (millions)	$44.6	$68.8	$142.4	$226.5
Gross margin	74.6%	67.3%	72.6%	68.1%

Net income (loss) (millions)	$3.6	$(12.0)	$(8.1)	$(37.1)
Adjusted EBITDA (millions) (1)	$9.5	$10.1	$17.9	$19.6

(1) Please see “Non-GAAP Information” below for a reconciliation of net income (loss) to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

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

Nutritional Subscriptions

Nutritional subscriptions include monthly subscriptions for nutritional products such as Shakeology and Beachbody Performance. We also package and bundle the content experience of digital subscriptions with nutritional subscriptions to optimize customer results.

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

The table below presents our Adjusted EBITDA reconciled to our net income (loss), the closest GAAP measure, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024

Net income (loss)	$3,569	$(12,003)	$(8,079)	$(37,084)
Adjusted for:
Loss on debt extinguishment (1)	—	—	2,166	1,928
Depreciation and amortization (2)	1,879	7,967	6,789	18,756
Amortization of capitalized cloud computing implementation costs	37	37	112	112
Amortization of content assets	1,927	3,873	6,945	12,525
Interest expense	1,056	1,646	3,889	5,173
Income tax (benefit) provision	(49)	115	97	244
Equity-based compensation (3)	1,003	3,591	4,744	12,695
Pivot restructuring (4)	—	6,531	—	6,531
Restructuring and platform consolidation costs (5)	(12)	—	2,480	1,644
Change in fair value of warrant liabilities	762	(1,410)	(107)	(1,333)
Gain on sale of property and equipment	—	—	—	(784)
Non-operating (6)	(628)	(211)	(1,147)	(789)
Adjusted EBITDA	$9,544	$10,136	$17,889	$19,618

(1)
The nine months ended September 30, 2025 represents the loss related to the $17.3 million debt extinguishment that the Company made on May 13, 2025. The nine months ended September 30, 2024 represents the loss related to the $1.0 million, $5.5 million and $4.0 million partial debt prepayments that the Company made on January 9, 2024, February 29, 2024 and April 5, 2024, respectively.
(2)
Includes accelerated depreciation expense of $2.9 million for the three and nine months ended September 30, 2024 related to certain long-lived assets that due to the Pivot were not used by the Company after December 31, 2024.
(3)
Includes benefits due to the modification of stock awards of approximately zero and $0.9 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively.
(4)
Includes (a) restructuring expense and personnel costs associated with the Pivot of $5.1 million during the three and nine months ended September 30, 2024 and (b) adjustments recorded to nutrition and other inventory of $0.2 million due to the Pivot and adjustments recorded to connected fitness inventory of $1.2 million due to the decision to cease the sale of connected fitness inventory in early 2025, in the three and nine months ended September 30, 2024.
(5)
Includes post-Pivot Restructuring expenses, primarily termination benefits, of approximately zero and $2.5 million for the three and nine months ended September 30, 2025. Includes restructuring expense and personnel costs associated with key initiatives of approximately zero and $1.6 million during the three and nine months ended September 30, 2024, respectively.
(6)
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

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue:
Digital	$36,390	$53,702	$118,994	$173,979
Nutrition and other	23,497	47,416	76,322	153,029
Connected fitness	—	1,075	875	5,414
Total revenue	59,887	102,193	196,191	332,422
Cost of revenue:
Digital	4,348	10,451	15,452	34,789
Nutrition and other	10,890	19,653	36,081	61,558
Connected fitness	—	3,278	2,222	9,606
Total cost of revenue	15,238	33,382	53,755	105,953
Gross profit	44,649	68,811	142,436	226,469
Operating expenses:
Selling and marketing	19,130	45,592	75,628	161,161
Enterprise technology and development	10,406	19,382	33,613	54,261
General and administrative	10,139	11,760	33,367	37,631
Restructuring	(12)	5,087	2,480	6,731
Total operating expenses	39,663	81,821	145,088	259,784
Operating income (loss)	4,986	(13,010)	(2,652)	(33,315)
Other income (expense)
Loss on debt extinguishment	—	—	(2,166)	(1,928)
Change in fair value of warrant liabilities	(762)	1,410	107	1,333
Interest expense	(1,056)	(1,646)	(3,889)	(5,173)
Other income, net	352	1,358	618	2,243
Income (loss) before income taxes	3,520	(11,888)	(7,982)	(36,840)
Income tax benefit (provision)	49	(115)	(97)	(244)
Net income (loss)	$3,569	$(12,003)	$(8,079)	$(37,084)

Revenue

Revenue includes digital subscriptions, digital program sales, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products (management ceased the sale of bike inventory in the first quarter of 2025), access to our online Partner business management platform (prior to November 1, 2024), preferred customer program memberships (prior to November 1, 2024), and other fitness-related products, which we sell through our multi-channel network. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscription revenue is recognized ratably over the subscription period which at September 30, 2025 had an average life of approximately 13 months.

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$36,390	$53,702	$(17,312)	(32%)
Nutrition and other	23,497	47,416	(23,919)	(50%)
Connected fitness	-	1,075	(1,075)	(100%)
Total revenue	$59,887	$102,193	$(42,306)	(41%)

The decrease in digital revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily attributable to a $10.8 million decrease in revenue from our digital streaming services due to 19% fewer subscriptions in the current quarter as compared to the prior year as the result of lower demand, a decrease in digital program sales of $3.6 million, and a decrease of $2.7 million in fees from Partners due to the Pivot (there are no fees from Partners after November 1, 2024).

The decrease in nutrition and other revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily attributable to a $20.8 million decrease in revenue from nutritional products due to 45% fewer nutritional subscriptions in the current quarter as compared to the prior year as the result of lower demand, a $3.9 million decrease in revenue generated from our preferred customer fees due to the Pivot (there are no preferred customer fees after November 1, 2024) and a $1.4 million decrease in shipping revenue due to the decrease in nutritional products sold, partially offset by a $2.0 million increase in Amazon sales.

The decrease in connected fitness revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$118,994	$173,979	$(54,985)	(32%)
Nutrition and other	76,322	153,029	(76,707)	(50%)
Connected fitness	875	5,414	(4,539)	(84%)
Total revenue	$196,191	$332,422	$(136,231)	(41%)

The decrease in digital revenue for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily attributable to a $37.8 million decrease in revenue from our digital streaming services due to 18% fewer subscriptions in the current year as compared to the prior year as the result of lower demand, a decrease of $8.6 million in fees from Partners due to the Pivot (there are no fees from Partners after November 1, 2024), and a decrease in digital program sales of $7.9 million.

The decrease in nutrition and other revenue for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily attributable to a $59.6 million decrease in revenue from nutritional products due to 49% fewer nutritional subscriptions in the current year as compared to the prior year as the result of lower demand, a $12.4 million decrease in revenue generated from our preferred customer fees due to the Pivot (there are no preferred customer fees after November 1, 2024), a $4.8 million decrease in shipping revenue due to the decrease in nutritional products sold, and a $2.6 million decrease in event ticket sales (there were no events in the nine months ended September 30, 2025 due to the Pivot), partially offset by a $4.4 million increase in Amazon sales.

The decrease in connected fitness revenue for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

Cost of Revenue

Digital Cost of Revenue

Digital cost of revenue includes costs associated with digital content creation including amortization and revision of content assets, depreciation of streaming platforms and digital streaming costs. It also includes customer service costs, payment processing fees, depreciation of production equipment, facilities, and related personnel expenses.

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

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$4,348	$10,451	$(6,103)	(58%)
Nutrition and other	10,890	19,653	(8,763)	(45%)
Connected fitness	—	3,278	(3,278)	(100%)
Total cost of revenue	$15,238	$33,382	$(18,144)	(54%)

Gross profit
Digital	$32,042	$43,251	$(11,209)	(26%)
Nutrition and other	12,607	27,763	(15,156)	(55%)
Connected fitness	—	(2,203)	2,203	100%
Total gross profit	$44,649	$68,811	$(24,162)	(35%)

Gross margin
Digital	88.1%	80.5%
Nutrition and other	53.7%	58.6%
Connected fitness	NM	NM
Total gross margin	74.6%	67.3%

NM-not meaningful

The decrease in digital cost of revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to a $1.9 million decrease in digital content amortization as the result of lower production spend, a $1.7 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year, a $1.2 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, and a $0.8 million decrease in customer service expense due to a decrease in the volume of contacts related to digital revenue. The increase in digital gross margin for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily as a result of the decrease in expenses as noted above.

The decrease in nutrition and other cost of revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to a $3.7 million decrease in product costs due to a decrease in the volume of products sold, a $2.9 million decrease in logistics expenses related to the decrease in nutrition and other revenue and a $1.1 million decrease in personnel-related expense due to lower headcount primarily related to the restructuring activities that occurred in the past year. The decrease in nutrition and other gross margin for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to the elimination of preferred customer fees, which did not carry any cost of revenue, in the current period, a higher level of inventory adjustments, and a higher level of promotional offerings in the current period.

The decrease in connected fitness cost of revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was driven by a $1.7 million decrease in logistics expenses and lower inventory adjustments of $1.2 million, primarily due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$15,452	$34,789	$(19,337)	(56%)
Nutrition and other	36,081	61,558	(25,477)	(41%)
Connected fitness	2,222	9,606	(7,384)	(77%)
Total cost of revenue	$53,755	$105,953	$(52,198)	(49%)

Gross profit
Digital	$103,542	$139,190	$(35,648)	(26%)
Nutrition and other	40,241	91,471	(51,230)	(56%)
Connected fitness	(1,347)	(4,192)	2,845	68%
Total gross profit	$142,436	$226,469	$(84,033)	(37%)

Gross margin
Digital	87.0%	80.0%
Nutrition and other	52.7%	59.8%
Connected fitness	NM	(77.4%)
Total gross margin	72.6%	68.1%

The decrease in digital cost of revenue for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was due to a $5.6 million decrease in digital content amortization as a result of lower production spend, a $5.3 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year, a $3.2 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, a $2.7 million decrease in customer service expense due to a decrease in the volume of contacts related to digital revenue, and a $1.2 million decrease in digital content revisions. The increase in digital gross margin for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily as a result of the decrease in expenses as noted above.

The decrease in nutrition and other cost of revenue for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a $12.1 million decrease in product costs due to a decrease in the volume of products sold, a $7.8 million decrease in logistics expenses related to the decrease in nutrition and other revenue, a $2.5 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue, and a $2.5 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year. Nutrition and other gross margin decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily as a result of the elimination of preferred customer fees, which did not carry any cost of revenues, in the current year, a higher level of inventory adjustments, and a higher level of promotional offerings in the current year.

The decrease in connected fitness cost of revenue for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was driven by a $3.2 million decrease in logistics expenses, lower inventory adjustments of $2.5 million and a $0.7 million decrease in product costs, primarily due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

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

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$19,130	$45,592	$(26,462)	(58%)
As a percentage of total revenue	31.9%	44.6%

The decrease in selling and marketing expense for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to a $24.9 million decrease in Partner compensation due to the Pivot (as we no longer have Partner compensation on new sales after November 1, 2024 and the Partner Compensation recorded in the current quarter was the amortization of Partner compensation that was deferred in prior periods) and a $5.7 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year, partially offset by a $3.4 million increase in media expense due to increased advertising spend with the Pivot transition and a $0.7 million increase in affiliate compensation which did not exist in the prior year period.

Selling and marketing expense as a percentage of total revenue decreased by 1,270 bps primarily due to the Pivot and transition from the MLM model to an affiliate model which significantly reduced Partner compensation.

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$75,628	$161,161	$(85,533)	(53%)
As a percentage of total revenue	38.5%	48.5%

The decrease in selling and marketing expense for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a $71.2 million decrease in Partner compensation due to the Pivot (as we no longer have Partner compensation on new sales after November 1, 2024 and the Partner compensation recorded in the current year was the amortization of Partner compensation that was deferred in prior periods), a $18.3 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year, and a $5.7 million decrease in event expenses due primarily to no events in the current year, partially offset by a $10.6 million increase in media expense due to increased advertising spend with the Pivot transition and a $2.3 million increase in affiliate compensation, which did not exist in the prior year period.

Selling and marketing expense as a percentage of total revenue decreased by 1,000 bps primarily due to the Pivot and transition from the MLM model to an affiliate model which significantly reduced Partner compensation.

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

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$10,406	$19,382	$(8,976)	(46%)
As a percentage of total revenue	17.4%	19.0%

The decrease in enterprise technology and development expenses for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to a $4.9 million decrease in depreciation expense primarily due to $2.9 million of accelerated depreciation recorded in the prior year period due to the Pivot as well as a result of certain long-lived assets that were fully depreciated as of December 31, 2024 and a $4.1 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year.

Enterprise technology and development expense as a percentage of total revenue decreased by 160 bps primarily as a result of the decrease in expenses as noted above.

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$33,613	$54,261	$(20,648)	(38%)
As a percentage of total revenue	17.1%	16.3%

The decrease in enterprise technology and development expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a $11.7 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past year and a $8.8 million decrease in depreciation expense as a result of certain long-lived assets that were fully depreciated as of December 31, 2024 and due to $2.9 million of accelerated deprecation recorded in the prior year period due to the Pivot.

Enterprise technology and development expense as a percentage of total revenue increased by 80 bps due to a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expenses also include fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

General and administrative	$10,139	$11,760	$(1,621)	(14%)
As a percentage of total revenue	16.9%	11.5%

The decrease in general and administrative expenses for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to a $0.9 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that have occurred in the past year and a $0.3 million decrease in rent expense due to a decrease in leased space.

General and administrative expenses as a percentage of total revenue increased by 540 bps due to a decrease in revenue at a faster pace than the reduction in general and administrative expenses.

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

General and administrative	$33,367	$37,631	$(4,264)	(11%)
As a percentage of total revenue	17.0%	11.3%

The decrease in general and administrative expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a $4.6 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that have occurred in the past year, a $1.1 million decrease in rent expense due to a decrease in leased space, and a $0.9 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period, partially offset by an increase in professional related expenses of $2.1 million and a $0.8 million gain on the sale of the Van Nuys facility which was recorded as a reduction of general and administrative expenses in the three months ended March 31, 2024.

General and administrative expenses as a percentage of total revenue increased by 570 bps due to a decrease in revenue at a faster pace than the reduction in general and administrative expenses.

Restructuring

In 2025 restructuring charges primarily related to additional post Pivot headcount reductions. In 2024, restructuring charges primarily related to the Pivot which was announced by the Company on September 30, 2024 (see Note 13, Restructuring, for more information on the Pivot) and key initiatives. The charges incurred primarily consist of employee termination costs.

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Restructuring	$(12)	$5,087	$(5,099)	NM

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Restructuring	$2,480	$6,731	$(4,251)	(63%)

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

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$(762)	$1,410	$(2,172)	NM
Interest expense	(1,056)	(1,646)	590	(36%)
Other income, net	352	1,358	(1,006)	(74%)

The change in fair value of warrant liabilities during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily resulted from a 44% increase in our stock price during the current quarter as compared to a decrease of 32% in the prior year quarter. The decrease in interest expense was primarily due to the decrease in the effective interest rate on the ABL Facility (outstanding since May 13, 2025) as compared to the Term Loan (repaid on May 13, 2025), 15.1% as compared to 25.0% in the prior year period, respectively. The decrease in other income was primarily due to a $1.2 million gain on the sale of a legal claim for a litigation settlement in the quarter ended September 30, 2024.

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Loss on debt extinguishment	$(2,166)	$(1,928)	$(238)	12%
Change in fair value of warrant liabilities	107	1,333	(1,226)	(92%)
Interest expense	(3,889)	(5,173)	1,284	(25%)
Other income, net	618	2,243	(1,625)	(72%)

The loss on debt extinguishment for the nine months ended September 30, 2025 was due to the repayment in full ($17.3 million) of the Term Loan as of May 13, 2025. The loss on debt extinguishment for the nine months ended September 30, 2024 was due to partial prepayments of $10.5 million on the Term Loan that occurred in the nine months ended September 30, 2024. The change in fair value of warrant liabilities during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily resulted from a 4% decrease in our stock price during the current period as compared to a 31% decrease in our stock price in the prior year period. The decrease in interest expense was primarily due to a decrease of approximately 21% in the average principal debt balance outstanding during the current period as compared to the prior year period as well as the decrease in the effective interest rate on the ABL Facility (outstanding since May 13, 2025) as compared to the Term Loan (repaid on May 13, 2025), 15.2% as compared to 23.4% in the prior year period, respectively. The decrease in other income was primarily due to a $1.2 million gain on the sale of a legal claim for a litigation settlement in the quarter ended September 30, 2024.

Income Tax Benefit (Provision)

Income tax benefit (provision) consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Income tax benefit (provision)	$49	$(115)	$164	(143%)

The income tax benefit increase for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily driven by changes in our valuation allowance and an increase in the net expense from discrete events.

	Nine months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(97)	$(244)	$147	(60%)

The income tax provision decrease for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily driven by changes in our valuation allowance and an increase in the net expense from discrete events.

Liquidity and Capital Resources

ABL Facility and Repayment of Term Loan

On May 13, 2025, the Company, the lenders party thereto and Tiger, as administrative agent, entered into a $35.0 million ABL Facility, which includes a $10.0 million uncommitted accordion that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month SOFR rate plus 9.00% at its inception with a reduction in the rate to the one-month SOFR rate plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The ABL Facility is secured by a first lien on substantially all of the Company’s assets and there is no required payment of principal until July 1, 2026 and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms. During the period from May 13, 2025 (inception of the ABL Facility) to September 30, 2025, the ABL Facility had an effective interest rate of 15.21% and a cash interest rate of 13.41%.

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million) and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the three months ended June 30, 2025.

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

Liquidity Considerations

We were in compliance with the financial covenants under our ABL Facility as of September 30, 2025. However, the Company currently anticipates a violation of the minimum digital subscriptions financial covenant at December 31, 2025 and a violation of the minimum billings financial covenant in the first quarter of 2026. Based on this, the Company has begun discussions with the lender to amend these financial covenants with management's belief that this can be executed by February 28, 2026, however, there can be no assurance that we will be able to finalize the amendment of the covenants on the ABL Facility. Further, as noted above, if the ABL Facility is not amended as anticipated, and if such covenant violations were to occur, this could result in the lender accelerating the maturity date of the ABL Facility into the first quarter of 2026, impacting the Company’s liquidity and potentially impacting its ability to continue to operate in the normal course. Given the finalization of the amendment of the covenants in the ABL Facility is not within the control of the Company, the Company has concluded that the anticipated violation of the debt covenants is a condition that raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

While the Company believes it will be able to enter into the amendment of the covenants in the ABL Facility by February 28, 2026, in the event the Company is unable to obtain the amendment of the covenants in the ABL Facility as anticipated, the Company has a number of actions under its control that will enable the Company to satisfy its obligations under the outstanding ABL Facility if called in the event of a covenant violation and sustain its normal course of business operations, including reducing the liquidity needs of the business over the next twelve months through a combination of deferrals of voluntary cash expenditures and operating cost reductions. Management has determined that such actions are within its control and would mitigate the condition and alleviate the substantial doubt surrounding the ability to continue as a going concern by providing liquidity sufficient to both fully satisfy the ABL Facility and continue to operate its business in the normal course.

As a result, the Company believes it will have adequate cash flows to support its ongoing operations for at least one year following the date that these condensed consolidated financial statements are issued.

See Note 9, Debt, for additional information on the ABL Facility and the repayment of the existing Term Loan.

Cash Flows

For the nine months ended September 30, 2025 and 2024, our net cash flows were as follows:

	Nine months ended September 30,
	2025	2024
	(in thousands)

Net cash provided by operating activities	$16,767	$9,291
Net cash (used in) provided by investing activities	(3,698)	1,626
Net cash provided by (used in) financing activities	511	(11,810)

As of September 30, 2025, we had cash and cash equivalents totaling $33.9 million.

Net cash provided by operating activities was $16.8 million and $9.3 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in net cash provided by operating activities during the nine months ended September 30, 2025, compared to the prior year period, was primarily due to a decrease in net loss of $29.0 million, an increase in cash provided by other assets of $12.2 million, and a decrease in cash used for content assets of $3.4 million, partially offset by a decrease in depreciation and amortization expense of $12.0 million, an increase in cash used by deferred revenue of $11.1 million, a decrease in cash provided by equity based compensation of $8.0 million, and a decrease in amortization of content assets of $5.6 million.

Net cash (used in) provided by investing activities was $(3.7) million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in net cash used in investing activities was due to proceeds received from the sale of the Van Nuys facility of $5.6 million in the prior year partially offset by a decrease in capital expenditures of $0.3 million due to continued focus by management on capital expenditures, in particular related to technology.

Net cash provided by (used in) financing activities was $0.5 million and $(11.8) million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in net cash used in financing activities was primarily due to the repayment of the Term Loan in the current year and the $25.0 million borrowing on the ABL Facility.

Term Loan

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance, LLC, ("Blue

Torch") as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement were guaranteed by the Guarantors and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors (together with the Borrower, the “Loan Parties”), subject to customary exceptions. Between January 1, 2024 and April 30, 2025, the Company made partial prepayments of $13.7 million on the Term Loan. As noted above, the Term Loan was repaid in full on May 13, 2025. During the period from January 1, 2025 to May 13, 2025, the Term Loan was a SOFR loan, with an effective interest rate of 28.00% and a cash interest rate of 11.63%. See Note 9, Debt, for additional information on the Term Loan.

As of September 30, 2025, we have $12.6 million of lease obligations and purchase commitments associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth and overall economic conditions. We continue to assess and efficiently manage our working capital and expect to generate additional liquidity through continued cost control initiatives. We believe that existing cash and cash equivalents and cost control initiatives will provide the Company with sufficient liquidity to meet our anticipated cash needs, including debt service requirements, for the next twelve months as well as for the longer term (i.e., beyond the next twelve months).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the nine months ended September 30, 2025 and 2024, approximately 8% and 10%, respectively, of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

In the year ended December 31, 2023, management made a determination to cease entering into any further foreign exchange options at this time, which resulted in a decrease in the notional amount of the Company's outstanding foreign exchange options to zero at March 31, 2024 as all of the foreign exchange options expired prior to March 31, 2024. As part of the Pivot, the Company decided to exit the sale of nutritional and other physical products in the United Kingdom (the "UK") and France. Nutrition and other revenue in the UK and France is not significant.

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $1.3 million increase or decrease in cost of revenue and operating expenses.

The aggregate notional amount of foreign exchange derivative instruments at September 30, 2025 and year ended December 31, 2024 was zero.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004. The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 28 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. We have continued to deny the allegations in the complaint and have vigorously defended ourselves in this action. As of October 7, 2025, the parties have reached a tentative settlement that will result in a dismissal of all claims, including all 28 filed arbitrations.

On June 14, 2024, Bryan Reilly on behalf of himself and similarly situated current and former stockholders of Forest Road Acquisition Corp., which later became the Beachbody Company, Inc. (“Forest Road”), filed a verified class action complaint (the “Reilly Action”) in the Delaware Chancery Court against the former directors and officers of Forest Road, as well as Forest Road Acquisition Sponsor LLC, Forest Road Company LLC, Zach Tarica, and Jeremy Tarica (together the “Forest Road Sponsor Defendants”) alleging claims for breach of fiduciary duty in connection with the merger among Forest Road, The Beachbody Company, Inc., and Myx in 2021 (the “Merger”). The lawsuit also brought claims against the Company, Kevin Meyer, and The Raine Group LLC (“Raine”) alleging aiding and abetting breach of fiduciary duty, and against the former Forest Road directors and officers, the Forest Road Sponsor Defendants, Raine, and Meyer for unjust enrichment. We also have certain indemnification obligations as to some or all of the former Forest Road directors and Raine as to certain claims.

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

On July 1, 2025, the Defendants in the Reilly Action filed a Motion to Dismiss action before the Delaware Chancery Court. On September 30, 2025, this Motion was granted, dismissing the action with prejudice and giving the Plaintiffs thirty days to file an appeal. On October 15, 2025, Plaintiffs filed a notice of appeal for the Reilly Action, with full briefing to be submitted in January 2026.

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately 6,239 additional subscribers of BODi and intends to file similar demands for each person. The plaintiffs are seeking monetary damages as well as injunctive and equitable relief. We have continued to deny the allegations in the complaint and have vigorously defended ourselves in this action. As of September 11, 2025, the parties have reached a tentative settlement that will result in a settlement and release of all threatened claims, including on behalf of all alleged affected subscribers.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-k.

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

The Beachbody Company, Inc.

Date: November 10, 2025	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Brad Ramberg
Brad Ramberg
Interim Chief Financial Officer
(Interim Principal Financial Officer)