Form 10-K
period 2025-12-31
Beachbody Company, Inc.
filed 2026-03-10
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-39735

The Beachbody Company, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3222090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Continental Blvd, Floor 6 El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

(310) 883-9000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BODI	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price reported on the New York Stock Exchange for June 30, 2025, was $14,409,127.

There were 4,450,721 shares of registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of March 3, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements about and the financial condition, results of operations, earnings outlook, new selling initiatives, and prospects of The Beachbody Company, Inc. (the “Company,” "BODi", “we,” “us,” “our” or similar terms). Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on our current expectations as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in selling and marketing, general and administrative, and enterprise technology and development expenses (including any components of the foregoing), Adjusted EBITDA (as defined below), Adjusted Net Income (Loss) (as defined below), and our ability to achieve and maintain future profitability;
•
disruptions related to the Pivot (as defined below), any further restructurings, and our ability to implement the proposed restructuring of our core business model;
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

Glossary of Abbreviations and Acronyms

The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ABL	Asset-Based Lending	IT	Information Technology
ACH	Automated Clearing House	MAU	Monthly Active Users
AFCO	AFCO Acceptance Corporation	MLM	Multi-Level Marketing
ASC	Accounting Standards Codification	NOL	Net Operating Loss
bps	Basis Point(s); 1 bp = 0.01%	NYSE	New York Stock Exchange
BFCCR	Billings Fixed Charge Coverage Ratio	OTT	Over the Top
BODi	Beachbody On Demand Interactive	PII	Personally Identifiable Information
BOGO	Buy One Get One	PIK	Paid In Kind
CCPA	California Consumer Privacy Act	ROU	Right of Use
CD	Certificate of Deposit	RSU	Restricted Stock Units
CEO	Chief Executive Officer	RU	Reporting Unit
CFO	Chief Financial Officer	SEC	Securities and Exchange Commission
CODM	Chief Operating Decision Maker	SOFR	Secured Overnight Financing Rate
CPRA	California Privacy Rights Act	UK	United Kingdom
DAU	Daily Active Users	UPS	United Parcel Service
DTA	Deferred Tax Assets	USDA	United States Department of Agriculture
DTL	Deferred Tax Liabilities	VA	Valuation Allowance
EEA	European Economic Area	VAT	Value Added Tax
EFT	Electronic Funds Transfer
ESG	Environmental, Social and Governance
ESPP	Employee Stock Purchase Plan
EU	European Union
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FCPA	Foreign Corrupt Practices Act
FIF	First Insurance Funding
FDA	Food and Drug Administration
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation

PART I

Item 1. Business.

We are a leading fitness and nutrition company providing fitness, nutrition and stress-reducing programs to our customers. With 0.9 million digital subscriptions and 0.1 million nutritional subscriptions as of December 31, 2025, we believe our ability to offer solutions in both the global fitness market and the global nutrition market under one platform positions us as the leading holistic fitness and nutrition solution. For nearly three decades, we have created innovative exercise, nutrition and stress-reducing content that have improved the lives of millions of customers. We make fitness entertaining, approachable, effective and convenient, while fostering social connections that encourage customers to live healthier and more fulfilling lives.

We are a results-oriented company at the intersection of wellness, technology and media. We developed one of the original fitness digital streaming platforms with an extensive library of content containing over 140 complete streaming programs and over 11,000 unique streaming videos. We measure the success of our library by customer engagement indicators including a metric that divides daily active users by monthly active users (“DAU/MAU”) and “streams” by our subscribers over the respective periods. While the measure of a digital stream may vary across companies, we define streams and total streams as the stream of a video for at least 25% of its length during a given period. In 2025, our DAU/MAU averaged 31.8%. In 2025 and 2024, our subscribers viewed 72.5 million and 87.4 million streams, respectively. We also measure our success by month over month retention rates of our digital subscribers, which was approximately 96.9% for the year ended December 31, 2025.

Driven by our commitment to help people achieve their goals and lead healthy, fulfilling lives, we have built or acquired digital platforms to engage with our customers such as Beachbody On Demand Interactive (“BODi”). Our BODi digital platform includes an extensive library with high-quality production and creatively diverse fitness content. BODi, in addition to an annual subscription option, also has monthly, 3-month and 6-month membership prices. In addition, we also have promotional offers which at times include membership options for greater than one year which may include the ability to buy a subscription for one year and get the second year for free ("BOGO").

The BODi annual subscription price is $179, which we believe appeals to a large audience. In 2023, we enhanced our BODi platform by improving the digital experience for search and discovery, which resulted in being named the "Best Workout and Fitness App" for 2023 by CNN Underscored. The combination of fitness and nutrition makes the BODi platform a complete solution to support the whole person and help them achieve positive “Health Esteem.” We also offer our customers the ability to acquire select digital content via a digital purchase of certain of our better known brands (i.e., P90X®, Insanity®, LIFT4®, etc.) at a purchase price that ranges primarily from $60 to $80 per digital purchase and the ability to acquire the digital content of certain trainers for $10 per month.

Our premium nutrition products help make meal planning and healthy weight loss achievable without deprivation. Simplicity and proven strategies are at the core of what we do, and many of our brands, including Shakeology® and Beachbody Performance®, have been designed with formulae and ingredients that have been clinically tested to help our customers achieve their goals. By leveraging consumer insights we are able to make targeted recommendations to them that support improved results.

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

On September 30, 2024, the Company announced the evolution of its core business model with an omni-channel sales approach that would streamline operations and better position the Company for future profitable growth. As a result of this restructuring, BODi was able to reduce costs and broaden its distribution channels. As part of its strategic shift to optimize its multi-channel distribution platform, BODi transitioned from its multi-level marketing ("MLM") network model to a single level affiliate model (the "Pivot"), which launched on November 1, 2024. BODi's MLM network was fully wound down by January 1, 2025. The Pivot centralized the business around one e-commerce platform at BODi.com, eliminated the network marketing support functions and reduced BODi's workforce by approximately 33% at the time of the announcement. After January 1, 2025, the Company no longer has any Partners and the Company no longer received monthly subscription fees from the Partners or preferred customer fees after November 1, 2024. The Company's affiliate network promotes its products and serves as a sales channel for the Company. Affiliate members earn commissions for products that they sell.

Our revenue is primarily generated from the sale of digital subscriptions and nutritional products that are often bundled together. Prior to the second quarter of 2025, we also generated revenue selling the BODi Bike. The Company ceased the sale of connected fitness equipment inventory in the first quarter of 2025.

Our Product Offerings and Economic Model

Digital Subscriptions

Our premium digital subscription, BODi, is renewed on a monthly, quarterly, semi-annual or annual basis and includes unlimited access to an extensive library of on-demand fitness and nutrition content. In addition, we also have promotional offers which at times include membership options for greater than one year or which may include the ability for our customers to purchase a BOGO. In 2024, we offered our customers the ability to acquire select digital content via digital purchase of certain of our better known brands (i.e., P90X®, Insanity®, LIFT4®, etc.) at a purchase price that ranges primarily from $60 to $80 per digital purchase. In 2025, we offered our customers the ability to acquire digital content of certain trainers for $10 per month.

Our digital platform provides a one-stop-shop for all types of fitness and nutrition content, with well-known brands such as P90X®, Insanity®, 21 Day Fix®, 80 Day Obsession®, Morning Meltdown 100®, LIIFT4®, Unstress Meditations®, Portion Fix®, 4 Weeks of Focus®, Sure Thing®, Dig Deeper®, Track Pilates®, Yoga52®, and others. The BODi platform gives users access to comprehensive, highly produced, and creatively diverse fitness content with dynamic trainers. We had 0.9 million digital subscriptions as of December 31, 2025, which provide access to over 11,000 unique fitness, nutrition, mindfulness and recovery videos that can be accessed anywhere. BODi content is available on the web as well as the Beachbody Bike touchscreen, iOS, Android, Roku, Apple TV, Fire TV and Chromecast. Our offerings deliver both fitness and nutritional content.

Digital subscriptions also help generate sales of our nutritional products, which are often sold together as bundles.

Nutritional Products

Our nutritional products include Shakeology®, Beachbody Performance supplements, and others. As part of our mission to be a total fitness and nutrition solution for our consumers, our nutritional products are formulated and manufactured to high quality standards and complement our fitness and equipment offerings. Our research and development team rigorously assesses and develops new nutritional products that are in line with customer goals, satisfies a continuum of customer demand, and increases subscriptions and customer lifetime revenue. Shakeology®, our superfood health mix, is clinically shown to help reduce cravings and promote healthy weight loss and is formulated to help support healthy digestion and provide healthy energy with its proprietary formula of superfoods, phytonutrients, enzymes, fiber and protein, with no artificial sweeteners, flavors, colors or preservatives.

Beachbody Performance supplements include our pre-workout Energize, Hydrate, and post-workout Recover.

We continue to research and develop additional nutritional products and currently provide a variety of other nutritional supplements including collagen, fiber and greens “boosts.”

In 2026, the Company is launching a comprehensive retail initiative that will leverage some of our best known brands. In the first half of 2026, we plan on selling Shakeology® via the retail market for the first time in the history of the Company. We plan on following later in 2026 with the Company's new P90X® nutritional line and Insanity® branded supplements.

Connected Fitness Products

Our digital subscription offerings were complemented by our connected fitness products acquired from Myx Fitness in June 2021. The Company ceased the sale of connected fitness inventory in the first quarter of 2025. Revenue recognized by the Company related to connected fitness for the year ended December 31, 2025 was approximately $0.9 million.

Our Value Proposition

Our holistic approach to fitness and nutrition provides the consumer with tools to achieve positive health esteem at a lower cost than most traditional gyms or fitness studios and nutrition/weight loss plans.

Our business model is characterized by developing compelling fitness and nutrition products that are designed to help subscribers achieve their goals and feel good about themselves in the process. This in turn attracts additional customers who see those experiences on social media. These consumers then become advocates for the Company, which helps attract and retain new and existing consumers. This “virtuous cycle” of content, customer success, and new customer acquisition drives subscriber growth and recurring revenue opportunities.

Our annual connected fitness subscription of $179 equates to an average monthly price of $15 during 2025, which is less expensive than most monthly gym memberships and a fraction of the price of a personal training session. Boutique studio fitness classes typically cost between $25 and $45 per person per class and follow a strict schedule whereas our monthly connected fitness subscription covers the household of up to five people and offers unlimited use, anytime, anywhere. Our on-demand library, including the ability for customers to purchase select individual digital programs at a price that ranges primarily from $60 to $80, or the ability to acquire the digital content of certain trainers for $10 per month, rather than a digital subscription, features classes spanning five to 60 minutes, which provide our customers with flexibility and convenience.

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

Our Economic Model

Our primary model is a multi-channel sales channel approach selling directly to consumers. We attract new customer signups through five go-to-market models: (1) direct response marketing media, (2) contact with current and past customers by emails or through our social media followers, (3) e-commerce market places such as Amazon, (4) beginning in November 2024, due to the Pivot, which transitioned our MLM model to a single level affiliate model, our affiliates, who earn commissions on their sales, and (5) a network of Partners that earned commissions on their sales, which was discontinued in December 2024 due to the Pivot.

In 2026, the Company is launching a comprehensive retail initiative that will leverage some of our best known brands. In the first half of 2026, we plan on selling Shakeology® via the retail market for the first time in the history of the Company. We plan on following later in 2026 with the Company's new P90X® nutritional line and Insanity® branded supplements.

Our Partner network prior to December 2024, drove the majority of our revenues. Partners would earn a share of the revenue generated by promoting our products and helping our customers succeed. They also earned additional bonuses for expanding our customer base by building teams of Partners. The Partners were BODi’s equivalent of a gig workforce. In the year ended December 31, 2024 the Partners typically received a 20% commission on orders they generated through their efforts. We also had a “Preferred Customer” program, which entitled them in the year ended December 31, 2024 to up to a 20% discount on certain purchases in return for paying a monthly subscription fee.

The Pivot, which the Company announced on September 30, 2024, resulted in the Partner led MLM model being discontinued in December 2024, with it being replaced with the single level affiliate model. Partners could transition to an affiliate and the affiliate model was available to others to serve in an affiliate role beginning on November 1, 2024. The affiliate model eliminated the Partner fees, which were $9.9 million for the year ended December 31, 2024. In addition, the Pivot eliminated the preferred customer fees, which were $14.3 million for the year ended December 31, 2024.

We leverage our super trainers, who create digital content that is part of our library content, and other influencers in our marketing creative, as well as their social media following. We have arrangements with the influencers where they earn financial incentives for engaging customers and getting new customer signups.

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

We face significant competition from providers of at-home fitness solutions, including connected fitness equipment, digital fitness apps, and other wellness apps. We also face competition from weight management, dietary, and nutritional supplement providers, and are sensitive to the introduction of new products or weight management plans, including various prescription drugs.

The emergence of the GLP -1 weight loss drugs has generated a considerable amount of attention. We are encouraged about treatments that can help some of the over 70% of Americans that are overweight or obese, but we also recognize that a chemical solution is only a single step towards sustaining a healthy lifestyle and does nothing to improve skeletal and muscle mass which is critical to health and functioning. It is important that people supplement these weight loss drugs with healthier lifestyle choices, including fitness and nutrition. BODi’s approach to Health Esteem helps people feel good as they create sustainable healthy habits.

We are also subject to significant competition in attracting affiliates (after the Pivot), from other social commerce platforms, including those that market fitness solutions, weight management products, and dietary and nutritional supplements. Our ability to remain competitive depends on our success in delivering results for our customers, maintaining our community, retaining and attracting affiliates through attractive compensation plans, and continuing to offer a vast content library as well as an attractive product portfolio.

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

Manufacturing

We rely on contract manufacturers to manufacture our nutritional products, bikes (which we ceased the sale of in the first quarter of 2025) and related equipment. Our contract manufacturers can schedule and purchase supplies independently or from our suppliers, according to contractual parameters. Nutritional ingredients are sourced according to our specifications from our approved suppliers. Outsourcing allows us to operate an asset-light business model and focus our efforts on innovation, sales and marketing. Our contract manufacturers are regularly audited by third parties and in the case of supplements, they are also audited by our Quality Assurance department and comply with our rigorous Quality Assurance Protocols and specifications as well as follow industry good manufacturing practices and food safety guidelines. We believe our contract manufacturers have the capacity to meet our current and near-term supply needs. We monitor capacity and performance of our manufacturing partners and will qualify alternate suppliers as needed. We receive finished products from our contract manufacturers, which includes all packaging and ingredients used, as well as an agreed-upon charge for each item produced.

To mitigate against the risks related to a single source of supply, we qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to disruptions, including maintaining adequate inventory of products.

Storage and Distribution

We outsource the storage and distribution of finished goods to third-party logistics companies, with facilities geographically dispersed to help optimize shipping times to our customer base. In the United States, our nutrition and other products are currently distributed from Walton, Kentucky and shipped to United States-based customers principally through United Parcel Service ("UPS") or the U.S. Postal Service. In Canada, our nutrition and other products prior to October 2024 were distributed from Oshawa, Canada to customers via a third-party specialty shipper and are currently distributed from Walton, Kentucky via UPS. In Europe, our products were distributed from Northampton, UK to customers via a European transport provider until early in 2025, after which there were no shipments of physical products to customers in Europe. Usual delivery time is approximately five to seven days.

Our connected fitness products were distributed mainly from separate distribution centers in California, New Jersey, Illinois, and Georgia and shipped to U.S.-based customers principally through GXO Logistics covering the United States and Canada until early in 2025, after which there were no shipments of connected fitness products.

Utilizing multiple partners from geographically distributed locations enhances our geographic reach and allows us to further scale our distribution system and maintain flexibility, while reducing order fulfillment time and shipping costs. With our commitment to our customer-first approach, we will continue to invest to strengthen our operations’ coverage in locations we identify as strategic and cost-effective delivery markets throughout the United States and Canada.

Intellectual Property

We believe our success, competitive advantages, and growth prospects depend in part upon our ability to develop and protect our content, technology, and intellectual property rights. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality agreements, contractual commitments, and other legal rights to establish and protect our brands and intellectual property rights throughout the world. For example, we file for and register our trademarks and monitor third-party trademarks worldwide and we have developed a robust enforcement program to protect our brands/trademarks, domains, and copyrights to protect our intellectual property rights on various platforms including the web, borders/customs, e‑commerce, and social channels to protect our brands, videos, DVDs and DVD kits, clothing, and accessories which have been and continue to be counterfeited. As of December 31, 2025, we have over 2,900 registered trademarks, over 240 registered copyrights, and 7 patents (including 19 patents pending).

To minimize intellectual property infringement and counterfeiting, our team along with third-party platforms, monitors domains, websites, e-Commerce sites, social channels, and other third parties such as eBay, Amazon, Mercado Libre, YouTube, Vimeo, Instagram, Gumtree, Kijiji, Mercari, and other platforms and sites in the U.S. and worldwide to identify third parties who purport to sell our products including DVDs and videos. Additionally, we enter into agreements with our commercial partners, supply chain vendors, employees, and consultants to control access to, and clarify ownership of, our intellectual property and proprietary information.

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

With respect to data privacy and protection laws and regulations, in the EU, the General Data Protection Regulation, (the “GDPR”), became effective in 2018. The GDPR is intended to create a single legal framework for privacy rights that applies across all EU member states. The GDPR created more stringent operational requirements for controllers and processors of personal data, including, for example, requiring enhanced disclosures to data subjects about how personal data is processed (including information about the profiling of individuals and automated individual decision-making), limiting retention periods of personal data, requiring mandatory data breach notification, and requiring additional policies and procedures to comply with the accountability principle under the GDPR. Similarly, other jurisdictions are instituting privacy and data security laws, rules, and regulations, which could increase our risk and compliance costs. As a result of Brexit, for example, we will need to continue compliance with the UK Data Protection Act of 2018 for privacy rights across the UK, the legal requirements of which largely follow the GDPR.

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

In addition to European data privacy rules, we are subject to privacy laws in the United States and Canada, including the California Privacy Rights Act ("CPRA") and California Consumer Privacy Act ("CCPA") (collectively, “California Privacy Laws”). The California Privacy Laws require us to provide clear notice to consumers about what data is collected about them, honor requests to opt-out of the sale or sharing of their personal data, and comply with certain requests related to their personal data, such as the right to access or delete their personal data.

Additionally, along with our contract manufacturers, distributors and ingredients and packaging suppliers, we are subject to laws and regulations related to our food and nutritional products. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the Federal Trade Commission ("FTC"), the Food and Drug Administration ("FDA"), the United States Department of Agriculture (“USDA”), the U.S. Environmental Protection Agency, and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for labeling, manufacturing, quality, and safety and regulate marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only enforce regulations that apply to our food and nutritional products, but also review the manufacturing processes and facilities used to produce these products to ensure compliance with applicable regulations in the United States.

We may also be subject to increasing levels of regulation with respect to environmental, social and governance ("ESG") matters. For example, federal, state, and local government authorities, including the State of California, have adopted, or are considering rules to require companies to provide significantly expanded climate related disclosures, which may require us to incur additional costs to comply, including the implementation of significant additional internal controls processes and procedures. In addition, regulations and other expectations related to ESG matters are not uniform and may be inconsistently interpreted or applied, which can increase the complexity and costs of compliance as well as any associated litigation or enforcement risk.

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

Seasonality

Historically, we have experienced higher sales in the first and second quarters of the fiscal year compared to other quarters, due in large part to seasonal demand, New Year’s resolutions, and cold weather. We also have historically incurred higher selling and marketing expenses during these periods. For example, in the year ended December 31,

2025, our first and second quarters combined represented 54% of revenue and 60% of our selling and marketing expenses.

Human Capital

Mission and Values

Like our brand, product and content offerings, our culture is dynamic, unique, and framed by our expansive vision and passion for community, collaboration, and success. For our people, the purpose and function of our culture is clear, and operates as a shared language of values and as a way of getting things done that permeates through the many areas in which we operate as a company. Our culture is shaped by our Core Purpose: to help people achieve their goals and lead healthier, more fulfilling lives. Our Core Purpose informs what we do, the products we develop, the people we hire, and the business decisions we make, which helps us collaborate and interact with candor, passion and heart.

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

Team Member Total Rewards

We aim to provide team members a competitive total rewards program that includes competitive salaries and a broad range of sponsored benefits such as a 401 (k) plan with a Company match, healthcare and insurance benefits, parental leave, health and wellness offerings, product discounts, paid time off, and learning and development opportunities, which we believe are competitive with others in our industry.

We are committed to fair and equal pay, respecting all people and all beliefs, and creating a positive social impact.

Employees

We are extremely proud of our team which embodies a diverse mix of backgrounds, industries, and levels of experience. We are a remote-first workplace, and as of December 31, 2025, we employed approximately 270 full-time individuals. Our team members primarily work remotely, but also across our El Segundo, California and Van Nuys, California locations. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Available Information

The reports we file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at

www.thebeachbodycompany.com as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The SEC also maintains a website (www.sec.gov) containing reports, proxy and information statements, and other information that we file with the SEC. Our Code of Ethics and Conduct and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are available on our website at www.thebeachbodycompany.com under the “Investors” section. Copies of the information identified above may be obtained without charge from us by writing to The Beachbody Company, Inc., 400 Continental Blvd., Floor 6, El Segundo, CA 90245, Attention: Corporate Secretary. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

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

Risks Related to Our Indebtedness

•
Our credit agreement restricts our current and future operations and our ability to engage in certain business and financial transactions and may adversely affect our business.
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
•
Our products may be subject to warranty claims, recalls or intellectual property disputes that could result in significant direct or indirect costs, each of which could have an adverse effect on our business, financial condition, and results of operations.

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

If we are unable to sustain pricing levels for our products and services, including our nutritional products and digital services, whether due to competitive pressure or otherwise, our revenue and gross margins could be significantly reduced. In particular, we may not be able to increase prices to offset the impact of inflation on our costs. Further, our decisions around the development of new ancillary products and services are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business.

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

A substantial portion of our revenues is derived from our Shakeology® line of products. We believe that these nutritional products have, or are perceived to have, positive effects on health, and compete in a market that relies on innovation and evolving consumer preferences. However, the nutritional industry is subject to changing consumer trends, demands and preferences. Additionally, the science underlying nutritious foods and dietary supplements is constantly evolving. Therefore, products once considered healthy may over time become disfavored by consumers or no longer be perceived as healthy. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced consumer demand and spending reductions, and could adversely impact our business, financial condition and results of operations. Additionally, ingredients used in our products may become negatively perceived by consumers, resulting in reformulation of existing products to remove such ingredients, which may negatively affect taste or other qualities. Factors that may affect consumer perception of nutritional products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, trends away from specific ingredients in products and increasing awareness of the environmental and social effects of product production. For example, conflicting scientific information on what constitutes good nutrition, diet trends and other weight loss trends may also adversely affect our business from time to time. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer nutritional products that appeal to their needs and preferences on a timely and affordable basis. Failure to do so could have a material adverse effect on our financial condition and adversely impact our business.

We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future of the political and economic environment. Consumer purchases of discretionary items generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. If consumer purchases of subscriptions and products decline, our revenue may be adversely affected.

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

In addition, our distributors’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by national media attention, publicized scientific research or findings, widespread product liability claims, and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on our reputation or the market demand for our products.

We may not successfully execute or achieve the expected benefits of our strategic initiatives, including the Pivot, and other cost-saving measures we may take in the future, and our efforts may result in further actions and/or additional asset impairment charges and adversely affect our business.

Over the last several years, we executed cost reduction activities, including the Pivot which we announced on September 30, 2024, intended to streamline the business and strategically align operations, including multiple reductions in headcount and the transition from an MLM model to a multi-channel model. Our strategic alignment initiatives, including the Pivot, were intended to address the short-term health of our business as well as our long-term objectives based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we intended to take under the strategic alignment initiatives, including the Pivot, and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Additionally, implementation of the strategic alignment initiatives, including the Pivot, and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reductions in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. The shift from the MLM model to a multi-channel model has resulted in a decrease in the number of individuals selling our products as the elimination of the MLM has not been offset by Partners converting to affiliates or the addition of new affiliates. Unfavorable publicity about us or any of our strategic initiatives, including our strategic alignment initiatives, including the Pivot, could result in reputation harm and could diminish confidence in, and the use of, our products and services. The strategic alignment initiatives, including the Pivot, have required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business. We also cannot assure you that it will impact our ability to achieve or maintain profitability.

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
•
the transition from our previous MLM model to a single level affiliate model, which has resulted in a decrease in the number of affiliates selling our products as compared to the number of Partners selling our products in the MLM model;
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

Any decrease in our average fees or higher membership costs may materially and adversely impact our results of operations and financial condition. The Pivot resulted in the cessation of fees received from Partners and preferred customers beginning November 1, 2024. The impact on our revenues as a result of the reduction or elimination of fees received from Partners and preferred customer fees could have a material adverse effect on our business, results of operations and financial condition. We may also face changes in commission rates which may result in unexpected fluctuations in our expenses. The Company recognized Partner fees of $9.9 million for the year ended December 31, 2024, and preferred customer fees of $14.3 million for the year ended December 31, 2024. Additionally, any expansion into international markets may create new challenges in attracting and retaining customers that we may not successfully address, as these markets carry unique risks as discussed below. As a result of these factors, we cannot be certain that our membership levels will be adequate to maintain or permit the expansion of our operations. A decline in membership levels would have an adverse effect on our business, results of operations and financial condition. In addition, if our ABL Facility (as defined below) has in effect a Covenant Testing Period (as defined in the Amended ABL Facility Credit Agreement), then there is a minimum number of digital subscriptions financial covenant, and a decrease in membership levels could result in our non-compliance with our debt covenant.

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

Our digital platform which provides recurring subscription revenue also provides a significant portion of our revenue, accounting for approximately 61% of our revenue for the year ended December 31, 2025. Our nutrition products also constitute a significant portion of our revenue, accounting for approximately 39% of our revenue for the year ended December 31, 2025 and Shakeology®, our premium nutrition shake, specifically constitutes a significant portion of our revenue, accounting for approximately 18% of our revenue for the year ended December 31, 2025. If consumer demand for these products decreases significantly or we cease offering these products without a suitable replacement, our operations could be materially adversely affected. Our financial performance currently remains dependent on a few products. Any significant diminished consumer interest in these products would adversely affect our business. We may not be able to develop successful new products or implement successful enhancements to existing products. Any products that we do develop or enhance may not generate sufficient revenue to justify the cost of developing and marketing these products.

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

We are also subject to competition for the recruitment of distributors from other organizations, including those that market nutritional products, dietary and nutritional supplements, and personal care products as well as other types of products. Our ability to remain competitive depends, in part, on our success subsequent to the Pivot, in the recruiting and retaining of affiliates, through an attractive compensation plan, the maintenance of an attractive product portfolio, and other incentives. In addition to recruiting new affiliates, there is no guarantee that our former Partners will choose to partner with us as affiliates. We cannot ensure that our programs for recruitment and retention efforts will be successful, or that we will be able to continue to offer the same compensation plans subsequent to the Pivot, to our affiliates.

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

Through our BODi Bike platform (which we ceased sales of in the first quarter of 2025), we offered complex hardware and software products and services that could be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those which were offered by us, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties. Any such defects could make our products and services unsafe, create a risk of environmental or property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time we may experience outages, service slowdowns, or errors that affect our fitness and wellness programming. As a result, our services may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the hardware, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-downs or write-offs of inventory, property, plant and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted. Further, quality problems could adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and services, delay in new product and service introductions, and lost revenue.

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

We rely on high quality overall customer service across all of our products and services. Positive customer service experiences help drive a positive reputation, increased sales and minimization of litigation. For example, our customers rely on our support services to resolve any issues related to the use of our services and content. Providing a high-quality customer experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing customers. The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our customers quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract customers, or to sell additional products and services to existing customers, could be harmed. In addition, these levels of customer service are expensive to maintain and may provide a drain on our resources and adversely affect our revenues and operating income.

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

Our co-founder and chief executive officer ("CEO"), Carl Daikeler, owns or controls “super” voting shares of the Company that represent over 80% of the voting power of the Company, as of December 31, 2025. Mr. Daikeler and certain of his affiliated entities own a majority of the Company’s outstanding Class X common stock, which stock carries 10 votes per share, and, therefore, controls a majority of the voting power of the Company’s outstanding common stock. The Class X common stock carries substantially similar rights as the Class A common stock, except that each share of Class X common stock carries 10 votes. Therefore, Mr. Daikeler alone can exercise voting control over a majority of our voting power. As a result, Mr. Daikeler has the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors, amendments to the Company’s organizational documents and approval of major corporate transactions. This concentrated control could give our co-founder and CEO the ability to delay, defer or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that other stockholders support. Conversely, this concentrated control could allow our co-founder and CEO to consummate such a transaction that our other stockholders do not support. In addition, our co-founder and CEO may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

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

Because the Company is a “controlled company” within the meaning of The Nasdaq Stock market LLC ("Nasdaq") rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of directors of the Company is held by an individual, a group or another company, the Company will qualify as a “controlled company” within the meaning of the Nasdaq corporate governance standards. As of December 31, 2025, Mr. Daikeler and certain of his affiliated entities currently control in the aggregate over 80% of the voting power of our outstanding capital stock. As a result, the Company will be a “controlled company” within the meaning of the Nasdaq corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Mr. Daikeler may have his interest in the Company diluted due to future equity issuances or his own actions in selling shares of Class X common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. The Company would then be required to comply with those provisions of the Nasdaq listing requirements.

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

Risks Related to our Indebtedness

Our Credit Agreement restricts our current and future operations and our ability, and the ability of our future subsidiaries, to engage in certain business and financial transactions, and, as a result, may adversely affect our business, financial position, results of operations and cash flows.

On May 13, 2025, we entered into an asset-based lending facility (the “ABL Facility”) by and among us, Beachbody, LLC, and certain subsidiaries of the Company. The loan documents for the ABL Facility include a Credit Agreement (as amended from time to time, the “Credit Agreement”) entered into by the Company, certain subsidiaries of the Company, the lenders party thereto, and Tiger Finance, LLC, as administrative agent and collateral agent for such lenders. The Credit Agreement contains a number of covenants that limit our ability, and the ability of certain of our subsidiaries, to:

•
incur additional indebtedness;
•
incur additional liens;
•
consolidate, merge, dissolve, or make certain other organizational changes;
•
sell or otherwise dispose of all or substantially all of our assets;
•
pay dividends or make other distributions;
•
make investments and acquisitions; and
•
enter into certain transactions with affiliates.

In addition, the Credit Agreement requires us to maintain certain minimum levels of Liquidity (as defined in the Amended ABL Facility Credit Agreement) and, if a Covenant Testing Period (as defined in the Amended ABL Facility Credit Agreement) is in effect, we are required to (1) maintain certain minimum levels of total billings (as defined in the Amended ABL Facility Credit Agreement), (2) maintain certain minimum levels of digital subscriptions (as defined in the Amended ABL Facility Credit Agreement), and (3) maintain a minimum billings fixed charge coverage ratio (as defined in the Amended ABL Facility Credit Agreement). The Credit Agreement also contains other customary representations, warranties and covenants. Events beyond our control can affect our ability to meet these covenants. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities.

Our failure to comply with our obligations under the Credit Agreement as described above, as well as others contained in any future debt instruments from time to time, may result in an event of default under the Credit Agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we may not have sufficient funds available to pay the accelerated indebtedness or the ability to refinance the accelerated indebtedness on terms favorable to us or at all. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our business, financial position, results of operations and cash flows could be adversely affected.

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

We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness, including the payment of the outstanding principal as of the maturity date of the ABL Facility (May 13, 2028). If our cash flow and capital resources are insufficient to fund our debt service obligations, or to repay the ABL Facility upon its maturity, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our indebtedness, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

We may pursue new initiatives which could disrupt and adversely affect our operating results.

We may pursue new initiatives, including our proposed plans to begin selling Shakeology via the retail market for the first time in the history of the Company. Such initiatives present new challenges for us, including negotiating agreements for the sales of our products in retail channels, ensuring our supply of products meets the requirements of our retail partners and developing relationships with retail partners. In addition, gaining familiarity with a new business line may require significant time and focus from our management team and may divert attention from the day-to-day operations of our existing business.

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

We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses, phone numbers, and geolocation. Federal, state, and international laws and regulations governing data privacy, data protection, and e-commerce transactions require us to safeguard our customers’ personal information.

In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the CCPA, which created new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, receive detailed information about how their personal information is used and shared, and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA also prohibits discrimination against individuals who exercise their privacy rights. Additionally, the CPRA effectively replaces and expands the scope of the CCPA. In particular, the CPRA restricts the use of certain categories of sensitive personal information that we handle; establishes restrictions on the retention of personal information; expands the types of data breaches subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the CPRA, as well as impose administrative fines. The CPRA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action has increased the likelihood of, and risks associated with, data breach litigation.

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

We could be subject to a cyber incident or other adverse event that threatens the confidentiality, integrity or availability of information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, vendors and employees. A number of retailers and other companies have experienced serious cyber incidents and breaches of their IT systems and will likely continue to experience security incidents of varying degrees. While we do not believe these incidents have had a material impact to date, as our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to customer data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets.

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

Our use of emerging technologies (including artificial intelligence) and reliance on third-party service providers could expose us to operational, regulatory, intellectual property, and reputational risks.

We use, or our employees, vendors and business partners use, emerging technologies, including automated decision-making tools and artificial intelligence (“AI”) systems (including generative AI), in areas such as product development, customer service, procurement, security, and back-office functions. The use of such tools introduces risks, including errors or hallucinated outputs, bias, cybersecurity vulnerabilities, unauthorized disclosure of confidential information or personal data, loss of intellectual property or trade secrets, infringement allegations, and failures to comply with evolving laws and regulations governing AI, privacy, consumer protection, and workplace practices. In addition, reliance on third-party AI providers and other vendors increases concentration and resiliency risks, including outages, changes in terms of service, model behavior changes, or restrictions on use. Any of these risks could result in operational disruption, regulatory investigations, litigation, reputational harm, and increased costs.

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

We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, federal, state, and local government authorities, including the State of California, have adopted, or are considering adopting rules to require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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
•
competition laws;
•
anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), and the UK Bribery Act of 2010, or Bribery Act;
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

We are subject to a number of risks related to the ACH, credit card and debit card payments we accept.

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

The U.S. stock markets, including the New York Stock Exchange ("NYSE") (which our Class A common stock was listed on through September 2, 2025) and the Nasdaq (which our Class A common stock has been listed on since September 3, 2025), historically have experienced significant price and volume fluctuations. As a result, the market price of shares of our Class A common stock has similarly been volatile, and investors in our Class A common stock may experience a decrease in the market price of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. The market price of our Class A common stock could be subject to wide fluctuations in response to our financial performance, cash flows, financial condition and prospects, government regulatory action or inaction, tax laws, interest rates and general market conditions and other factors such as:

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
•
changes in our earnings;
•
failure to comply with the rules of the Nasdaq or maintain the listing of our common shares on the Nasdaq;
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

Our Second Amended and Restated Certificate of Incorporation provides that we may issue up to 2,000,000,000 shares, consisting of: (i) 1,600,000,000 shares of Class A common stock; (ii) 200,000,000 shares of Class X common stock; (iii) 100,000,000 shares of Class C common stock, $0.0001 par value per share; and (iv) 100,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2025, there are 4,450,721 and 2,729,003 shares of Class A common stock and Class X common stock outstanding, respectively. As of December 31, 2025, there are no shares of Class C common stock or preferred stock outstanding. Future issuances of shares of our Class A common stock or other securities convertible into, or exchangeable or exercisable for, shares of our Class A common stock could dilute stockholders and could have an adverse effect on the market price per share of our Class A common stock. Holders of our Class A common stock are not entitled to preemptive rights or other protections against dilution.

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

Accounting principles generally accepted in the United States of America (“GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Significant deviation from forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In 2024, we recognized an impairment of our goodwill of $20.0 million. Any significant impairment write-down of goodwill or long-lived assets in the future and the negative perception of such impairment could have an adverse effect on our stock price and could impair our ability to obtain new financing on commercially reasonable terms.

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

As a company with publicly-traded securities, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq and other applicable securities laws and regulations. These rules and regulations require the adoption of controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs. These obligations also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. Furthermore, as a public company our business and financial condition is more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our common stock.

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

Our business and operations have consumed and may continue to consume resources faster than we anticipate. These expenditures and our expectations of future cash flows have increased our needs for liquidity to operate our business. As a result, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both or the sale of assets. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. In addition, any sale or perception of a possible sale by our stockholders, and any related decline in the market price of our common stock, could impair our ability to raise equity capital. If we incur or issue debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Any sale of our assets to generate cash proceeds may limit our operational capacity and could limit or eliminate any revenue streams or business plans that are dependent on the sold assets. Because our decision to issue securities in any future offering or sell assets will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or the terms of any future asset sales. Thus, our stockholders bear the risk of our future financings to finance our business, which could reduce the market price of our common stock and dilute their interest.

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
successful expansion into new markets;
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

As of December 31, 2025, we had approximately $377.4 million in federal and $439.6 million in state NOLs. Of this amount, our state NOLs and $2.3 million of our federal NOLs will begin to expire in 2026 and 2037, respectively, and the remainder of our federal NOLs is not subject to expiration but generally may only be used to offset 80% of our taxable income.

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

The forecasts of market growth and other projections we provide in our Form 10-K may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.

Growth forecasts and projections are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts in this Form 10-K relating to industry trends, including estimates based on our own internal survey data, as well as any corresponding projections related to our potential performance, may prove to be inaccurate. Even if the markets experience the forecasted growth described in this Report, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Report should not be taken as indicative of our future growth.

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

There can be no assurances that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or are effective in protecting our systems and information.

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

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Senior Vice President ("SVP") Technology, as part of the Board’s continuing education on topics that impact public companies. Regular briefings ensure the Board remains informed about evolving threats and the organization’s security posture.

Our management team, which includes the SVP Technology, Chief Financial Officer (CFO), and General Counsel, collectively assesses and manages material cybersecurity threats. This team oversees the organization’s cybersecurity risk management program and works closely with the SVP Technology, who oversees all technology and security functions. The SVP Technology has over 20 years of experience leading large, cross functional, technology organizations-managing the security, reliability, and risk profile of their systems.

Our management team supervises efforts to help prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence, and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our technical environment.

Item 2. Properties.

Our corporate headquarters are located in El Segundo, California, where we occupy facilities totaling approximately 300 square feet with a one-year lease, expiring December 2026. See Note 11, Leases, for more information on our leases.

We lease a production facility of approximately 19,400 square feet in Van Nuys, California where we produce our content. On February 29, 2024, we sold the Van Nuys production facility and entered into a five year lease of the facility. See Note 6, Property and Equipment, Net, for more information on the sale and leaseback of the Van Nuys production facility.

We intend to minimize our need to procure additional space as we add employees and expand geographically due to our emphasis on remote-first capabilities for our corporate workforce. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3. Legal Proceedings.

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004 ("PAGA"). The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 28 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. We have continued to deny the allegations in the complaint and have vigorously defended ourselves in this action. As of October 7, 2025, the parties reached a settlement that resulted in a dismissal of all claims, including all 28 filed arbitrations. A motion to dismiss the entire class action and PAGA complaint was filed on December 29, 2025, which was granted on January 12, 2026, and has now been formally dismissed in its entirety.

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

The Reilly Action generally alleges that the proxy that Forest Road issued prior to the Merger contained numerous material misstatements and omissions that impaired the Forest Road stockholders’ ability to make an informed decision regarding whether to redeem their stock in connection with the Merger. The plaintiff also asserts that the Merger was a conflicted transaction because the Forest Road Sponsor Defendants and the former Forest Road directors were incentivized to close the Merger even if it was a value-decreasing transaction for Forest Road’s public stockholders. As to the Company, Meyer, and Raine, the complaint alleges that these defendants aided and abetted the

Forest Road defendants’ disclosure violations. On December 5, 2024, the plaintiffs in the Reilly Action dismissed without prejudice the aiding and abetting claims against the Company and Raine. Consequently, the Company is not currently a party to the litigation but its indemnification obligations as to certain of the remaining defendant directors remains.

On July 1, 2025, the Defendants in the Reilly Action filed a Motion to Dismiss action before the Delaware Chancery Court. On September 30, 2025, this Motion was granted, dismissing the action with prejudice and giving the Plaintiffs thirty days to file an appeal. On October 15, 2025, Plaintiffs filed a notice of appeal for the Reilly Action. Both Plaintiffs and Defendants have submitted their appellate briefs, with an anticipated decision to be made by the appellate court around May 2026.

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately 6,239 additional subscribers of BODi and intends to file similar demands for each person. The plaintiffs are seeking monetary damages as well as injunctive and equitable relief. As of September 11, 2025, the parties reached a settlement that resulted in a settlement and release of all threatened claims, including on behalf of all alleged affected subscribers.

Some of our legal proceedings, such as the above referenced complaints, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, other than the pending settled matters noted above, it is not possible to determine the probability of loss or estimate damages for any of the above matters, and therefore the Company has not established reserves for any of these proceedings, other than the pending settled matters noted above. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Effective September 3, 2025, our Class A common stock was listed and began trading on Nasdaq under the symbol "BODI". From June 28, 2021 through March 3, 2024 our Class A common stock was listed on the NYSE under the symbol “BODY” and from March 4, 2024 to September 2, 2025 under the symbol "BODI".

Our Class X common stock is not listed or traded on any stock exchange.

Our Class C common stock is not listed or traded on any stock exchange.

Holders of Record

As of March 3, 2026, there were 40 registered holders of our Class A common stock, three registered holders of our Class X common stock, and no registered holders of our Class C common stock. Because many of our shares of Class

A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings for the foreseeable future will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board and would depend upon various factors, including our operating results, financial condition, capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our Board.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Repurchases of Our Common Stock

There were no repurchases of common stock during the fourth quarter of 2025.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements about and the financial condition, results of operations, earnings outlook, new selling initiatives, and prospects of the Company. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on our current expectations as applicable and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in selling and marketing, general and administrative and enterprise technology and development expenses (including any components of the foregoing), Adjusted EBITDA, Adjusted Net Income (Loss), and our ability to achieve and maintain future profitability;
•
disruptions related to the Pivot, any future restructurings, and our ability to implement the proposed restructuring of our core business model;
•
our anticipated market opportunity;
•
our liquidity and ability to raise financing;
•
our ability to comply with the financial covenants in our ABL Facility;

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

Overview

BODi is a leading fitness and nutrition company. We focus primarily on digital content, supplements, and consumer health and wellness. Our goal is to continue to provide holistic health and fitness content, subscription-based solutions and digital program sales. We are the creator of some of the world’s most popular fitness programs, including P90X®, Insanity®, LIFT4®, and 21 Day Fix®, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix® and 2B Mindset®, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our BODi streaming services.

We offer nutritional products such as Shakeology® nutrition shakes and Beachbody Performance supplements.

In the fitness and nutrition industry, we focus primarily on digital content, supplements, and consumer health and wellness. Our goal is to continue to provide holistic fitness and nutrition content and subscription-based solutions. Leveraging our history of fitness content creation, nutrition innovation, and our affiliates, we plan to continue market penetration into the fitness and nutrition markets to reach a wider fitness and nutrition audience. Management ceased the sale of connected fitness inventory in the first quarter of 2025.

Our revenue is generated primarily through a multi-channel network which includes our direct response advertising, affiliates, social media marketing channels, and e-commerce market places such as Amazon. In addition, prior to the Pivot (as defined below), an additional primary source of revenue was our network of Partners. Components of revenue include recurring digital subscription revenue, digital program sales, revenue from the sale of nutritional and other products, and connected fitness revenue (prior to the first quarter of 2025). In addition to selling individual products on a standalone basis, we bundle digital and nutritional products together at discounted prices.

On September 30, 2024, the Company announced a restructuring of its network business (the “Pivot”) which converted the Company’s MLM to a single level affiliate model and reduced the Company's headcount by approximately 170 employees (33% of the Company’s workforce on that date) in the fourth quarter of 2024.

For the year ended December 31, 2025, as compared to the year ended December 31, 2024:

•
Total revenue was $251.7 million, a 40% decrease;
•
Digital revenue was $153.3 million, a 32% decrease;
•
Nutrition and other revenue was $97.6 million, a 48% decrease;
•
Connected fitness revenue, which we ceased in the first quarter of 2025, was $0.9 million, an 87% decrease;
•
Gross margin was 73.0%, an increase of 440 basis points ("bps");
•
Total operating expenses were $178.3 million, compared to $353.6 million, which included a $20.0 million impairment of goodwill;
•
Operating income was $5.5 million, the Company's first full year operating income since going public in 2021, compared to an operating loss of $66.2 million in the prior year;
•
Net loss was $2.9 million, compared to a net loss of $71.6 million, which included a $20.0 million impairment of goodwill;
•
Adjusted EBITDA was $30.8 million, compared to $28.3 million; and
•
Adjusted Net Income was $3.5 million, the Company's first full year adjusted net income since going public, compared to a loss of $31.2 million in the prior year.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA and Adjusted Net Income (Loss) and a reconciliation of net loss to Adjusted EBITDA and to Adjusted Net Income (Loss).

Recent Developments

ABL Facility Amendment

On January 7, 2026, (the “ABL Facility Amendment Effective Date”), the Company and Tiger Finance, LLC ("Tiger") entered into Amendment No. 1 to the Credit Agreement (the “Amended ABL Facility Credit Agreement”), which amended the Company’s existing Credit Agreement. The Amended ABL Facility Credit Agreement amends, among other things, certain terms of the prior Credit Agreement including without limitation, to (1) eliminate the maximum capital expenditures covenant, (2) amend the minimum liquidity financial covenant, (3) amend the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants which are not tested unless a Covenant Testing Period (as defined in the Amended ABL Facility Credit Agreement) has been triggered, (4) amend the minimum Monthly Digital Subscriptions Target, which is tested if a Covenant Testing Period has been triggered, (5) include a minimum billings fixed charge coverage ratio ("BFCCR") (as defined in the Amended ABL Facility Credit Agreement) financial covenant, which is tested if a Covenant Testing Period has been triggered, (6) extended the date for potential decrease in the interest rate of the ABL Facility, (7) extended the Make Whole prepayment premium, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred a 1% amendment fee on the outstanding ABL Facility balance prior to the amendment (fee of $0.3 million).

See Note 10, Debt, and Note 22, Subsequent Events, for additional information on the Amended ABL Facility Credit Agreement.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions:

	As of December 31,
	2025	2024
(in millions)
Digital subscriptions	0.87	1.07
Nutritional subscriptions	0.08	0.09

	Year Ended December 31,
	2025	2024
(in millions, except for percentages)
Average digital retention	96.9%	96.8%
Total streams	72.5	87.4
DAU/MAU	31.8%	31.7%

Revenue	$251.7	$418.8
Gross profit	$183.8	$287.3
Gross margin	73.0%	68.6%

Net loss	$(2.9)	$(71.6)
Adjusted net income (loss) (1)	$3.5	$(31.2)
Adjusted EBITDA (2)	$30.8	$28.3

(1) See “Non-GAAP Information” below for a reconciliation of net loss to Adjusted Net Income (Loss) and an explanation for why we consider Adjusted Net Income (Loss) to be a helpful metric for investors.

(2) See “Non-GAAP Information” below for a reconciliation of net loss to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

Digital Subscriptions

Our ability to expand the number of digital subscriptions is an indicator of our market penetration and growth. Digital subscriptions from our BODi platform include paid and free-to-pay subscriptions with free-to-pay subscriptions representing less than 1% of total digital subscriptions on average. Digital subscriptions are inclusive of all billing plans, currently for annual, semi-annual, quarterly, and monthly billing intervals. In addition, we also have promotional offers which at times include membership options for greater than one year or the ability to buy a subscription for one year and get the second year free ("BOGO").

Nutritional Subscriptions

Nutritional subscriptions include monthly subscriptions for nutritional products such as Shakeology® and Beachbody Performance. We also package and bundle the content experience of digital subscriptions with nutritional subscriptions to optimize customer results.

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

Non-GAAP Information

In addition to our results determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we believe the following non-GAAP financial information is useful in evaluating our operating performance.

Adjusted EBITDA

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

We include this non-GAAP financial measure because it is used by management to evaluate BODi’s core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-cash (for example, in the case of depreciation and amortization, impairment of goodwill and intangible assets, and equity-based compensation) or are not related to our underlying business performance (for example, in the case of restructuring costs, interest income, and interest expense).

The table below presents our Adjusted EBITDA reconciled to our net loss, the closest GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net loss	$(2,860)	$(71,642)
Adjusted for:
Impairment of goodwill	—	20,000
Loss on debt extinguishment (1)	2,166	2,379
Depreciation and amortization (2)	8,680	31,439
Amortization of capitalized cloud computing implementation costs	150	150
Amortization of content assets	8,874	15,667
Interest expense	4,976	6,882
Income tax provision	125	239
Equity-based compensation (3)	5,615	17,069
Pivot Restructuring (4)	—	7,647
Restructuring and platform consolidation costs (5)	2,480	1,644
Change in fair value of warrant liabilities	1,980	(1,144)
Gain on sale of property and equipment	—	(784)
Non-operating (6)	(1,419)	(1,229)
Adjusted EBITDA	$30,767	$28,317

(1) The year ended December 31, 2025 represents the loss related to the $17.3 million debt extinguishment that the Company made on May 13, 2025. The year ended December 31, 2024 represents the loss related to the $1.0 million,

$5.5 million, $4.0 million and $3.2 million partial debt prepayments that the Company made on January 9, 2024, February 29, 2024, April 5, 2024 and October 18, 2024, respectively.

(2) Includes accelerated depreciation expense of $11.1 million for the year ended December 31, 2024 related to certain long-lived assets that due to the Pivot were not used by the Company after December 31, 2024.

(3) Includes benefits due to the modification of stock awards of $0.9 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

(4) Includes (a) restructuring expenses and personnel costs associated with the Pivot of $6.2 million during the year ended December 31, 2024 and (b) adjustments recorded to connected fitness inventory of $1.2 million due to the decision to cease the sale of connected fitness inventory in early 2025 and adjustments recorded to nutrition and other inventory of $0.2 million due to the Pivot, in the year ended December 31, 2024.

(5) Includes post-Pivot restructuring expenses of $2.5 million for the year ended December 31, 2025. Includes restructuring expenses and personnel costs associated with key initiatives of $1.6 million during the year ended December 31, 2024. The cost primarily relates to termination benefits related to headcount reductions.

(6) Primarily includes interest income.

Adjusted Net Income (Loss)

We use adjusted net income (loss), which is a non-GAAP performance measure, to supplement our results presented in accordance with GAAP. We believe adjusted net income (loss) is useful in evaluating our operating performance, as it is similar to measures reported by our public competitors and is regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. Adjusted net income (loss) is not intended to be a substitute for any GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We define and calculate adjusted net income (loss) as net income (loss) adjusted for impairment of goodwill, restructuring costs, the change in fair value of warrant liabilities, and other items that are not normal, recurring operating activities necessary to operate the Company's business, and the tax impact of the adjustments as described in the reconciliation below.

We include this non-GAAP financial measure because it is used by management to evaluate BODi’s core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted net income (loss) excludes certain expenses that are required in accordance with GAAP because they are non-cash (for example, in the case of impairment of goodwill and the change in fair value of warrant liabilities) or are not related to our underlying business performance (for example, in the case of restructuring costs).

The table below presents our adjusted net income (loss) reconciled to our net income (loss), the closest GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net loss	$(2,860)	$(71,642)
Adjusted for:
Impairment of goodwill	—	20,000
Loss on debt extinguishment (1)	2,166	2,379
Pivot Restructuring (2)	—	18,464
Restructuring (3)	2,480	1,644
Change in fair value of warrant liabilities	1,980	(1,144)
Gain on sale of property and equipment	—	(784)
Tax impact of adjustment (4)	(303)	(136)
Adjusted net income (loss)	$3,463	$(31,219)

(1) The year ended December 31, 2025 represents the loss related to the $17.3 million debt extinguishment that the Company made on May 13, 2025. The year ended December 31, 2024 represents the loss related to the $1.0 million, $5.5 million, $4.0 million and $3.2 million partial debt prepayments that the Company made on January 9, 2024, February 29, 2024, April 5, 2024 and October 18, 2024, respectively.

(2) Pivot restructuring includes accelerated depreciation expense of $11.1 million for the year ended December 31, 2024, related to certain long-lived assets that due to the Pivot were not used by the Company after December 31, 2024. Also, includes (a) restructuring expenses and personnel costs associated with the Pivot of $6.2 million during the year ended December 31, 2024, and (b) adjustments recorded to connected fitness inventory of $1.2 million due to the decision to cease the sale of connected fitness inventory in early 2025 and adjustments recorded to nutrition and other inventory of $0.2 million due to the Pivot, in the year ended December 31, 2024.

(3) Includes post-Pivot restructuring expenses, primarily termination benefits, of approximately $2.5 million for the year ended December 31, 2025. Includes restructuring expenses and personnel costs associated with key initiatives of approximately $1.6 million during the year ended December 31, 2024.

(4) Tax impact calculated using the annual effective tax rate.

Net Cash Position

We use net cash position, which is a non-GAAP liquidity measure, to supplement our liquidity as presented in accordance with GAAP. We believe that net cash position is useful in viewing our liquidity, as it is similar to measures reported by our public competitors and is regularly used by security analysts, institutional investors, and other interested parties in analyzing liquidity. Net cash position is not intended to be a substitute for GAAP financial measures and, as calculated may not be comparable to other similarly titled measures of liquidity for other companies in other industries or within the same industry.

The table below presents our net cash position, which is our cash and cash equivalents less the debt on our balance sheet for the periods indicated:

	As of December 31,
(in thousands)	2025	2024

Cash and cash equivalents	$39,017	$20,187
Less:
Current portion of Term Loan	1,062	9,500
Term Loan	22,564	9,668
Net cash position	$15,391	$1,019

Free Cash Flow

We use free cash flow, which is a non-GAAP liquidity measure, to supplement our cash provided by operating activities as presented in accordance with GAAP. We believe that free cash flow is useful in evaluating our liquidity, as it is similar to measures reported by our public competitors and is regularly used by security analysts, institutional investors, and other interested parties in analyzing liquidity. Free cash flow is not intended to be a substitute for GAAP financial measures and, as calculated may not be comparable to other similarly titled measures of liquidity for other companies in other industries or within the same industry.

The table below presents our free cash flow, which is our net cash provided by operating activities less cash used for the purchase of property and equipment for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024

Net cash provided by operating activities	$21,750	$2,562
Less:
Cash used in the purchase of property and equipment	4,399	4,542
Free cash flow	$17,351	$(1,980)

Results of Operations

The Company has one operating segment. The following discussion of our results of operations is on a consolidated basis.

(in thousands)	Year Ended December 31,
	2025	2024
Revenue:
Digital	$153,281	$224,335
Nutrition and other	97,571	187,835
Connected fitness	875	6,626
Total revenue	251,727	418,796
Cost of revenue:
Digital	19,807	41,884
Nutrition and other	45,914	78,172
Connected fitness	2,222	11,396
Total cost of revenue	67,943	131,452
Gross profit	183,784	287,344
Operating expenses:
Selling and marketing	93,558	200,145
Enterprise technology and development	42,311	76,370
General and administrative	39,907	49,190
Restructuring	2,480	7,847
Impairment of goodwill	—	20,000
Total operating expenses	178,256	353,552
Operating income (loss)	5,528	(66,208)
Other income (expense)
Loss on debt extinguishment	(2,166)	(2,379)
Change in fair value of warrant liabilities	(1,980)	1,144
Interest expense	(4,976)	(6,882)
Other income, net	859	2,922
Loss before income taxes	(2,735)	(71,403)
Income tax provision	(125)	(239)
Net loss	$(2,860)	$(71,642)

Revenue

Revenue includes digital subscriptions, digital program sales, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products (management ceased the sale of bike inventory in the first quarter of 2025), access to our online Partner business management platform (prior to November 1, 2024), preferred customer program memberships (prior to November 1, 2024) and other fitness-related products, which we sell through our multi-channel network. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscriptions revenue is recognized ratably over the subscription period which at December 31, 2025 had an initial average life of approximately 13 months.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$153,281	$224,335	$(71,054)	(32%)
Nutrition and other	97,571	187,835	(90,264)	(48%)
Connected fitness	875	6,626	(5,751)	(87%)
Total revenue	$251,727	$418,796	$(167,069)	(40%)

The decrease in digital revenue for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily attributable to a $48.6 million decrease in revenue from our digital streaming services due to 18% fewer average digital subscriptions in the current year as compared to the prior year as the result of lower demand, a decrease in digital program sales of $11.8 million, and a decrease of $9.9 million in fees from Partners due to the Pivot (there were no fees from Partners after November 1, 2024).

The decrease in nutrition and other revenue for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily attributable to a $71.7 million decrease in revenue from nutritional products due to 44% fewer average nutritional subscriptions in the current year as compared to the prior year as the result of lower demand, a $14.3 million decrease in revenue generated from our preferred customer fees as there were no preferred customer fees after November 1, 2024, a $5.7 million decrease in shipping revenue due to the decrease in nutritional products sold, and a $2.6 million decrease in event ticket sales (there were no events in the year ended December 31, 2025), partially offset by a $5.7 million increase in Amazon sales primarily due to increased focus on this sales channel.

The decrease in connected fitness revenue for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

Cost of Revenue

Digital Cost of Revenue

Digital cost of revenue includes costs associated with digital content creation including amortization and revision of content assets, depreciation of streaming platforms, and digital streaming costs. It also includes customer service costs, payment processing fees, depreciation of production equipment, facilities, and related personnel expenses.

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

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$19,807	$41,884	$(22,077)	(53%)
Nutrition and other	45,914	78,172	(32,258)	(41%)
Connected fitness	2,222	11,396	(9,174)	(81%)
Total cost of revenue	$67,943	$131,452	$(63,509)	(48%)

Gross profit
Digital	$133,474	$182,451	$(48,977)	(27%)
Nutrition and other	51,657	109,663	(58,006)	(53%)
Connected fitness	(1,347)	(4,770)	3,423	72%
Total gross profit	$183,784	$287,344	$(103,560)	(36%)

Gross margin
Digital	87.1%	81.3%
Nutrition and other	52.9%	58.4%
Connected fitness	NM	(72.0%)
Total gross margin	73.0%	68.6%

The decrease in digital cost of revenue for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was due to a $6.8 million decrease in digital content amortization as a result of lower production spend, a $5.6 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years, a $4.0 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets, a $2.6 million decrease in customer service expense due to a decrease in the volume of contacts related to digital revenue, and a $1.3 million decrease in digital content revisions. The increase in digital gross margin for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily as a result of the decrease in expenses as noted above partially offset by the elimination of partner fees, which did not carry any cost of revenues in the prior year.

The decrease in nutrition and other cost of revenue for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to a $14.4 million decrease in product costs due to a decrease in volume of products sold, a $9.8 million decrease in logistics expenses related to the decrease in nutrition and other revenue, a $3.3 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years, and a $2.8 million decrease in customer service expense due to a decrease in the volume of contacts related to nutrition and other revenue. Nutrition and other gross margin decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily as a result of the elimination of preferred customer fees, which did not carry any cost of revenues in the prior year and a higher level of promotional offerings in the current year.

The decrease in connected fitness cost of revenue for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was driven by a $5.9 million decrease in logistics expenses and a $2.5 million decrease in the level of inventory adjustments, primarily due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

Operating Expenses

Selling and Marketing

Selling and marketing expenses primarily include the cost of Partner compensation, affiliate expenses (which began on November 1, 2024), advertising, royalties, promotions and events, and third-party sales commissions as well as the personnel expenses for employees and consultants who support these areas. Selling and marketing expenses as a percentage of total revenue may fluctuate from period to period based on total revenue, timing of new content and nutritional product launches, and the timing of our media investments to build awareness around launch activity.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$93,558	$200,145	$(106,587)	(53%)
As a percentage of total revenue	37.2%	47.8%

The decrease in selling and marketing expense for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to a $93.0 million decrease in Partner compensation (from $119.3 million for the year ended December 31, 2024 to $26.3 million for the year ended December 31, 2025) due to the Pivot (as we no longer have Partner compensation on new sales after November 1, 2024) and the Partner compensation recorded in the current year was the amortization of Partner compensation that was deferred in prior periods, a $21.2 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years, and a $5.6 million decrease in event expenses due to no events in the current year (due to the Pivot), partially offset by a $14.3 million increase in media expense due to increased advertising spend with the Pivot transition and a $2.6 million increase in affiliate compensation, which did not exist until late in the fourth quarter of the prior year.

Selling and marketing expenses as a percentage of total revenue decreased by 1,060 bps primarily due to the Pivot and the transition from the MLM model to an affiliate model which significantly reduced Partner compensation and eliminated event expenses.

Enterprise Technology and Development

Enterprise technology and development expenses primarily include personnel-related expenses for employees and professional fees paid to consultants to maintain the Company’s enterprise resource planning system, which is the core of our accounting, procurement, supply chain, and other business support systems and primarily relate to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. Enterprise technology and development expenses also include reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, research and development expenses related to new nutritional product development, and other non-customer facing applications. Enterprise technology and development expenses also include payroll and related costs for employees involved in the research and development of new and existing products, enterprise technology hosting expenses, depreciation of enterprise technology-related assets, software licenses, and technology equipment leases.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$42,311	$76,370	$(34,059)	(45%)
As a percentage of total revenue	16.8%	18.2%

The decrease in enterprise technology and development expenses for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to an $18.9 million decrease in depreciation expense as a result of certain long-lived assets that were fully depreciated as of December 31, 2024 and due to $11.1 million of accelerated deprecation recorded in the prior year related to certain long-lived assets due to the Pivot and by a $15.2 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years.

Enterprise technology and development expense as a percentage of total revenue decreased by 140 bps primarily due to the accelerated depreciation on the long-lived assets impacted by the Pivot in the prior year and certain long-lived assets that were fully depreciated as of December 31, 2024, partially offset by a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, and human resources functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax, and insurance.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

General and administrative	$39,907	$49,190	$(9,283)	(19%)
As a percentage of total revenue	15.9%	11.7%

The decrease in general and administrative expenses for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to a $6.9 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that have occurred in the past two years, a $1.3 million decrease in rent expense due to a decrease in leased space, and a $1.1 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period, partially offset by a $0.8 million gain on the sale of the Van Nuys facility which was recorded as a reduction of general and administrative expenses in the year ended December 31, 2024.

General and administrative expenses as a percentage of total revenue increased by 420 bps due to the decrease in revenue at a faster pace than the reduction in general and administrative expenses.

Restructuring

In 2025, restructuring charges primarily related to additional post-Pivot headcount reductions. In 2024, restructuring charges related primarily to the Pivot which was announced by the Company on September 30, 2024 (see Note 14, Restructuring, for more information on the Pivot) and key initiatives. The charges incurred primarily consist of employee termination costs.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Restructuring loss	$2,480	$7,847	$(5,367)	(68%)

Impairment of Goodwill

Impairment of goodwill includes goodwill impairment in 2024.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Impairment of goodwill	$—	$20,000	$(20,000)	(100%)

The Company performed its annual goodwill impairment test as of December 31, 2025 and 2024 and based on a quantitative analysis recognized goodwill impairment of $20.0 million for the year ended December 31, 2024.

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

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Loss on debt extinguishment	$(2,166)	$(2,379)	$213	(9%)
Change in fair value of warrant liabilities	(1,980)	1,144	(3,124)	NM
Interest expense	(4,976)	(6,882)	1,906	(28%)
Other income, net	859	2,922	(2,063)	(71%)

The loss on debt extinguishment for the year ended December 31, 2025 was due to the repayment in full ($17.3 million) of the Term Loan as of May 13, 2025. The loss on debt extinguishment for the year ended December 31, 2024 was due to partial prepayments of $13.7 million on the Term Loan that occurred in the year ended December 31, 2024. The $3.1 million change in fair value of warrant liabilities during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily resulted from a 68% increase in our stock price during the current year as compared to a 26% decrease in our stock price in the prior year. The $1.9 million decrease in interest expense was primarily due to (1) a decrease of approximately 15% in the average principal debt balance outstanding during the year ended December 31, 2025 as compared to the prior year and (2) a decrease of approximately 38% in the effective interest rate on the ABL Facility (outstanding since May 13, 2025) as compared to the Term Loan (repaid on May 13, 2025). The $2.1 million decrease in other income as compared to the prior year was primarily due to a $1.2 million gain on the sale of a legal claim for a litigation settlement in the year ended December 31, 2024.

Income Tax Provision

Income tax provision consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(125)	$(239)	$114	(48%)

The income tax provision decrease for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily driven by changes in our valuation allowance and a decrease in the net expense from discrete events.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been sales of our equity, debt financing, and cash generated from our operations. As of December 31, 2025, we had $39.0 million in cash and cash equivalents.

ABL Facility and Repayment of Term Loan

On May 13, 2025, the Company, the lenders party thereto and Tiger, as administrative agent, entered into a $35.0 million ABL Facility, which includes a $10.0 million uncommitted accordion that matures on May 13, 2028, with the potential for two one-year extensions which would need to be approved by Tiger. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month secured overnight financing rate ("SOFR") plus 9.00% at its inception with a reduction in the rate to the one-month SOFR plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The ABL Facility is secured by a first lien on substantially all of the Company’s assets and there is no required payment of principal until July 1, 2026, and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms. During the period from May 13, 2025 (inception of the ABL Facility) to December 31, 2025, the ABL Facility had an effective interest rate of 15.09% and a cash interest rate of 13.25%.

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million, and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million), and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the year ended December 31, 2025.

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

ABL Facility First Amendment

On January 7, 2026, the Company and Tiger entered into the Amended ABL Facility Credit Agreement, which amended the Company’s existing Credit Agreement. The Amended ABL Facility Credit Agreement amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) eliminate the capital expenditures covenant, (2) increase the minimum liquidity financial covenant from $12 million to $15 million, (3) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $4.6 million greater than the outstanding debt principal (a Covenant Testing Period, as defined in the Amended ABL Facility Credit Agreement), (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 850,000 to 700,000, which is tested if a Covenant Testing Period (as defined in the Amended ABL Credit Facility Agreement) has been triggered, (5) add an additional financial covenant such that if a Covenant Testing Period, as defined in the Amended ABL Facility Credit Agreement) is in effect, the Company must maintain a minimum BFCCR (as defined in the Amended ABL Facility Credit Agreement) of at least 1.1x, (6) extended the date for potential decrease in the interest rate of the ABL

Facility from SOFR plus 9.00% to SOFR plus 7.75% from May 13, 2026 to December 31, 2026, (7) extended the Make Whole prepayment premium from November 13, 2026 to July 7, 2027, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred a 1% amendment fee on the outstanding ABL Facility balance prior to the amendment (fee of $0.3 million).

See Note 10, Debt, and Note 22, Subsequent Events, for additional information on the Amended ABL Facility Credit Amendment.

Liquidity Considerations

We were in compliance with the financial covenants under our ABL Facility as of December 31, 2025. The Company believes it will have adequate cash flows to support its ongoing operations for at least one year following the date that these consolidated financial statements are issued.

See Note 10, Debt, for additional information on the ABL Facility and the repayment of the existing Term Loan.

Term Loan

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement were guaranteed by the Guarantors and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors, subject to customary exceptions. Between January 1, 2024 and April 30, 2025, the Company made partial prepayments of $13.7 million on the Term Loan. As noted above, the Term Loan was repaid in full on May 13, 2025. During the period from January 1, 2025 to May 13, 2025, the Term Loan was a SOFR loan, with an effective interest rate of 28.00% and a cash interest rate of 11.63%.

See Note 10, Debt, to our consolidated financial statements included elsewhere in this Report for additional information on the Term Loan.

Lease Obligations

As of December 31, 2025, we have $14.5 million of purchase commitments and lease obligations associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 11, Leases, to our consolidated financial statements included elsewhere in this Report for discussion of our leases and Note 13, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Report for discussion of our contractual commitments that are primarily due within the next year.

Cash Flows

For the years ended December 31, 2025 and 2024, our net cash flows were as follows:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)

Net cash provided by operating activities	$21,750	$2,562
Net cash (used in) provided by investing activities	(4,399)	1,058
Net cash provided by (used in) financing activities	1,030	(15,868)

As of December 31, 2025, we had cash and cash equivalents totaling $39.0 million.

Net cash provided by operating activities was $21.8 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively. The increase in cash provided by operating activities during the year ended December 31, 2024, compared to the prior year, was primarily due to a decrease in net loss of $68.8 million, a decrease of $9.8 million of cash used related to accrued expenses, and an increase in cash provided by other assets of $8.5 million, partially offset by a decrease in depreciation and amortization expense of $22.8 million, a decrease in goodwill impairment of $20.0 million, a decrease in equity-based compensation of $11.5 million, an increase in cash used in deferred revenue of $7.3 million, and a decrease in the amortization of content assets of $6.8 million.

Net cash (used in) provided by investing activities was $(4.4) million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. The increase in net cash used in investing activities was due to proceeds received from the sale of the Van Nuys facility of $5.6 million in the prior year.

Net cash provided by (used in) financing activities was $1.0 million and $(15.9) million for the years ended December 31, 2025 and 2024, respectively. The increase in net cash provided by financing activities was primarily due to the $25.0 million borrowing on the ABL Facility in the current year and $0.5 million of proceeds from the exercise of stock options, partially offset by the $22.6 million repayment of the Term Loan in the current year and $1.8 million of payments for debt issuance costs in the current year.

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

Total adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $1.5 million and $4.2 million during the years ended December 31, 2025 and 2024, respectively. The Company recorded $1.5 million and $1.7 million of these adjustments in nutrition and other cost of revenue for the years ended December 31, 2025 and 2024, respectively. The Company also recorded adjustments in connected fitness cost of revenue of zero and $2.5 million during the years ended December 31, 2025 and 2024, respectively. Actual future write-offs of inventory may differ from estimates and calculations used to determine inventory adjustments due to changes in customer demand or other market conditions.

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

Goodwill and Intangible Assets Impairment

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually and between annual tests if an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. We test goodwill for impairment at a level within the Company referred to as the RU. We carry our definite-lived intangible assets at cost less accumulated amortization. If an event or change in circumstances occurs that indicates the carrying value may not be recoverable, we would evaluate our definite-lived intangible assets for impairment at that time. We evaluate the recoverability of goodwill and indefinite-lived intangible assets as of December 31 of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Potential impairment indicators include a significant decline in revenues, earnings, or cash flows, material adverse changes in the business climate, and a significant decline in the market capitalization due to a sustained decrease in our stock price. We are permitted to first assess qualitative factors to determine whether the quantitative impairment test is necessary. If the qualitative impairment analysis (Step 0) results in a determination that the fair value of an RU or an indefinite lived intangible asset is more likely than not less than its carrying amount, we perform a quantitative impairment analysis (Step 1). We may bypass the qualitative assessment and proceed directly to the quantitative assessment.

2025 Goodwill Impairment Test

In testing for goodwill impairment as of December 31, 2025, the Company performed a qualitative goodwill impairment assessment (Step 0) for its RU which indicated that the fair value of its RU exceeded its carrying value, and determined that the goodwill of $65.2 million as of December 31, 2025 was not impaired. The impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the Company's overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained and determined that it was not more likely than not that the fair value of its RU assets was less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could have produced a different result.

Management will continue to monitor its RU and long-lived asset group for changes in the business environment that could impact its fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our RU may include supply chain disruptions; the demand for at-home fitness solutions; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital and our subscriber growth rates. Changes in management's expectations of future performance could have a significant impact on the Company's RU fair value. It should be noted that revenue and expectations of revenue have a significant impact on the RU's fair value. For the year ended December 31, 2025 the Company's revenue decreased by 40% from the prior year. Continual decreases in revenue could have an impact on the future fair value of the Company's RU. The fair value of our RU has been impacted by and will continue to be impacted by the volatility in the market price of our common stock. The Company's stock price increased by 68% in the year ended December 31, 2025 and declined by 26% in the year ended December 31, 2024. Decreases in the Company's stock price may result in a decrease in the fair value of the Company's RU and potential for incremental goodwill impairment. Changes in any of the assumptions used in the valuation of the RU, or changes in the business environment could materially impact the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the years ended December 31, 2025 and 2024, approximately 8% and 10%, respectively, of our revenue in each year was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

We may use derivative instruments to manage the effects of fluctuations in foreign currency exchange rates on our net cash flows. We may enter into option contracts to hedge forecasted payments, typically for up to 12 months, for cost of revenue, selling and marketing expenses, general and administrative expenses, and intercompany transactions not denominated in the local currencies of our foreign operations. We may designate some of these instruments as cash flow hedges and record them at fair value as either assets or liabilities within the consolidated balance sheets. Some of these instruments may be freestanding derivatives for which hedge accounting does not apply.

The Company has no outstanding foreign exchange options at December 31, 2025 and 2024. As part of the Pivot, the Company decided to exit the sale of nutritional and other physical products in the UK and France. Nutrition and other revenue in the UK and France were not significant.

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $1.4 million increase or decrease in cost of revenue and operating expenses.

The aggregate notional amount of foreign exchange derivative instruments at December 31, 2025 and 2024 was zero.

Interest Rate Risk

Our exposure to interest rate risk is primarily associated with our ABL Facility borrowings, which was a secured overnight financing rate (" SOFR") loan during the year ended December 31, 2025 and subject to variability in the SOFR. If the interest rate on our ABL Facility were to increase or decrease by 1% for the year and our indebtedness remained constant throughout the period, our annual interest expense would not change materially. Further, our exposure to interest rate volatility is partially mitigated by interest income on our highly liquid investments. At this point, we do not believe that our liquidity has been materially affected by the debt market uncertainties noted in the last few years, and we do not believe that our liquidity will be significantly impacted in the near future.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Beachbody Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Beachbody Company, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Deferred Revenue — Refer to Note 1 and 2 to the financial statements

Critical Audit Matter Description

The Company’s recorded deferred revenue includes the sale of digital subscriptions that represent a single, stand-ready obligation with deferred revenue recorded for subscription fees billed in advance of service delivery. The Company also sells a variety of bundled offerings with multiple performance obligations that combine digital subscriptions, nutritional products, and/or other fitness products which the Company accounts for as if they were distinct. Revenue from these arrangements is recognized over the subscription period and deferred revenue is recorded for non-refundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, subscription services in the future.

We identified subscription-based deferred revenue as a critical audit matter because subjective auditor judgment was required to evaluate the subscription-based deferred revenue due to the variety of subscription offerings and manual nature of the models used to estimate such balances. This required an increased extent of audit effort to evaluate the audit evidence relating to the completeness and accuracy of the subscription-based deferred revenue.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s processes to capture all its subscription-based deferred revenue balances included the following, among others:

▪
We performed a reconciliation of the Company’s general ledger to the supporting subscription-based deferred revenue calculations.
▪
We tested the source information underlying the subscription-based deferral calculation by performing the following procedures:
o
We identified any new subscription-based offerings during the year and evaluated them for proper inclusion within the subscription-based deferral calculation. We evaluated that the new subscription-based offerings were properly recorded and the appropriate revenue recognition criteria was applied.
o
We tested individual transactions and evaluated the mathematical accuracy, occurrence and classification by obtaining and inspecting source documents such as invoices.
o
We tested completeness of subscription-based deferred revenue by tracing individual revenue transactions into the deferred revenue balance.
▪
With the assistance of our data specialists, we developed an independent model to recalculate the revenue recognition of the subscription-based deferred revenue balance and compared the results of the model to the recorded balance of the Company.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 10, 2026

We have served as the Company's auditor since 2023.

The Beachbody Company, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents (restricted cash of $0.1 million at December 31, 2025 and 2024, respectively)	$39,017	$20,187
Restricted short-term investments	4,250	4,250
Inventory	9,410	16,303
Prepaid expenses	6,823	9,034
Other current assets	4,338	28,911
Total current assets	63,838	78,685
Property and equipment, net	8,523	12,749
Content assets, net	6,292	12,179
Goodwill	65,166	65,166
Right-of-use assets, net	1,625	3,063
Other assets	1,591	2,714
Total assets	$147,035	$174,556
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,304	$9,534
Accrued expenses	18,408	24,982
Deferred revenue	56,866	77,273
Current portion of lease liabilities	1,036	1,338
Current portion of Term Loan	1,062	9,500
Other current liabilities	3,920	5,011
Total current liabilities	86,596	127,638
Term Loan	22,564	9,668
Long-term lease liabilities, net	738	1,973
Other liabilities	5,817	7,107
Total liabilities	115,715	146,386
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 4,450,721 and 4,218,828 shares issued and outstanding at December 31, 2025 and 2024, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at December 31, 2025 and 2024, respectively;	1	1
Class C: no shares issued and outstanding at December 31, 2025 and 2024	—	—
Additional paid-in capital	677,743	671,735
Accumulated deficit	(646,378)	(643,518)
Accumulated other comprehensive loss	(47)	(49)
Total stockholders’ equity	31,320	28,170
Total liabilities and stockholders’ equity	$147,035	$174,556

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue:
Digital	$153,281	$224,335
Nutrition and other	97,571	187,835
Connected fitness	875	6,626
Total revenue	251,727	418,796
Cost of revenue:
Digital	19,807	41,884
Nutrition and other	45,914	78,172
Connected fitness	2,222	11,396
Total cost of revenue	67,943	131,452
Gross profit	183,784	287,344
Operating expenses:
Selling and marketing	93,558	200,145
Enterprise technology and development	42,311	76,370
General and administrative	39,907	49,190
Restructuring	2,480	7,847
Impairment of goodwill	—	20,000
Total operating expenses	178,256	353,552
Operating income (loss)	5,528	(66,208)
Other income (expense)
Loss on debt extinguishment	(2,166)	(2,379)
Change in fair value of warrant liabilities	(1,980)	1,144
Interest expense	(4,976)	(6,882)
Other income, net	859	2,922
Loss before income taxes	(2,735)	(71,403)
Income tax provision	(125)	(239)
Net loss	$(2,860)	$(71,642)

Net loss per common share, basic and diluted	$(0.41)	$(10.51)
Weighted-average common shares outstanding, basic and diluted	6,971	6,818

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(2,860)	$(71,642)
Other comprehensive (loss) income:
Reclassification of losses on derivative financial instruments included in net loss, net of tax	—	80
Foreign currency translation adjustment	2	(106)
Total other comprehensive income (loss)	2	(26)
Total comprehensive loss	$(2,858)	$(71,668)

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Class A and Class X Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2023	6,707	$2	$654,657	$(571,876)	$(23)	$82,760
Net loss	—	—	—	(71,642)	—	(71,642)
Other comprehensive loss, net of tax	—	—	—	—	(26)	(26)
Equity-based compensation	107	—	17,069	—	—	17,069
Issuance of shares due to Employee Stock Purchase Plan	43	—	272	—	—	272
Tax withholdings on vesting of restricted stock	(32)	—	(263)	—	—	(263)
Pre-funded warrants exercised	123	—	—	—	—	—
Balances at December 31, 2024	6,948	$2	$671,735	$(643,518)	$(49)	$28,170
Net loss	—	—	—	(2,860)	—	(2,860)
Other comprehensive income, net of tax	—	—	—	—	2	2
Equity-based compensation	154	—	5,615	—	—	5,615
Options exercised, net of tax withholdings	81	—	524	—	—	524
Issuance of shares due to Employee Stock Purchase Plan	39	—	143	—	—	143
Tax withholdings on vesting of restricted stock	(42)	—	(274)	—	—	(274)
Balances at December 31, 2025	7,180	$2	$677,743	$(646,378)	$(47)	$31,320

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,860)	$(71,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	—	20,000
Depreciation and amortization expense	8,680	31,439
Amortization of content assets	8,874	15,667
Provision for inventory	1,491	4,204
Realized losses on hedging derivative financial instruments	—	64
Change in fair value of warrant liabilities	1,980	(1,144)
Equity-based compensation	5,615	17,069
Amortization of debt issuance costs	1,446	2,490
Paid-in-kind interest expense	218	808
Loss on debt extinguishment	2,166	2,379
Change in lease assets	1,439	—
Gain on sale of property and equipment	—	(784)
Changes in operating assets and liabilities:
Inventory	5,402	4,376
Content assets	(2,987)	(6,487)
Prepaid expenses	2,211	1,681
Other assets	25,764	17,237
Accounts payable	(4,191)	(906)
Accrued expenses	(6,762)	(16,570)
Deferred revenue	(24,003)	(16,693)
Other liabilities	(2,733)	(626)
Net cash provided by operating activities	21,750	2,562
Cash flows from investing activities:
Purchase of property and equipment	(4,399)	(4,542)
Proceeds from sale of property and equipment	—	5,600
Net cash (used in) provided by investing activities	(4,399)	1,058
Cash flows from financing activities:
Proceeds from exercise of stock options	524	—
Debt borrowings	25,000	—
Debt repayments	(22,582)	(15,877)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	143	272
Tax withholdings payments for vesting of restricted stock	(274)	(263)
Payment of debt issuance costs	(1,781)	—
Net cash provided by (used in) financing activities	1,030	(15,868)
Effect of exchange rates on cash, cash equivalents and restricted cash	449	(974)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,830	(13,222)
Cash, cash equivalents and restricted cash, beginning of year	20,187	33,409
Cash, cash equivalents and restricted cash, end of year	$39,017	$20,187
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,639	$3,561
Cash received during the year for federal income taxes	(324)	—
Cash paid during the year for Texas GMT income taxes	73	85
Cash paid during the year for UK income taxes	33	37
Cash paid during the year for Canada income taxes	32	86
Cash paid during the year for income taxes from other jurisdictions	18	24
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$280	$225
Supplemental disclosure of noncash financing activities:
Change in fair value of Term Loan warrants due to amended exercise price	$—	$192
Paid-in-kind fee recorded as incremental debt issuance cost	—	818

The accompanying notes are an integral part of these consolidated financial statements.

The Beachbody Company, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization

The Beachbody Company, Inc. (“BODi” or the “Company”) is a leading fitness and nutrition company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription and/or digital program purchases on the Beachbody On Demand Interactive (“BODi”) digital platform, accessible through a web browser, iOS devices, Android devices and Roku. BODi offers nutritional products such as Shakeology nutrition shakes and Beachbody Performance supplements, which have been designed and clinically tested to help customers achieve their goals. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”), social media marketing channels, and direct response advertising. On September 30, 2024, the Company announced strategic initiatives to transition its network business from a Multi-Level Marketing ("MLM") model with its Partners to a single level affiliate model (the "Pivot"). See Note 14, Restructuring, for more information on the Pivot.

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), and pursuant to the regulations of the U.S. Securities and Exchange Commission ("SEC").

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated in consolidation.

Certain amounts from prior periods have been reclassified in the consolidated balance sheet and the consolidated statement of cash flows to conform to the current period presentation. For the activity in the year ended December 31, 2024, deferred tax liabilities and other liabilities have been combined and presented as other liabilities in the accompanying consolidated balance sheets and consolidated statement of cash flows.

Consolidated Balance Sheet:

The following table presents the reclassifications made to the Consolidated Balance Sheet:

(in thousands)

	December 31, 2024 (as reported)	Reclassification	December 31, 2024 (adjusted)

Deferred tax liabilities	$1	$(1)	$—
Other Liabilities	7,106	1	7,107

Consolidated Statement of Cash Flow:

The following table presents the reclassifications made to the Consolidated Statement of Cash Flows:

(in thousands)

	December 31, 2024 (as reported)	Reclassification	December 31, 2024 (adjusted)

Deferred income taxes	$5	$(5)	$—
Other liabilities	(631)	5	(626)

Management believes such changes provide greater clarity to the users of the consolidated financial statements and are not meant to conceal or otherwise hide information from the users of the consolidated financial statements or represent corrections of an error or change in accounting principle.

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

Non-Recurring Fair Value Measurements

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets (including goodwill) that are written down to fair value when they are impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

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

Cash and cash equivalents are carried at cost, which approximates market value. The Company maintains its cash at financial institutions, and the balances, at times, may exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. The Company mitigates its risk by placing funds in high-credit quality financial institutions and utilizing nightly sweeps into U.S. Treasury funds for certain cash accounts. We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents. Restricted cash primarily consists of cash held related to an irrevocable letter of credit, see Note 10, Debt, for additional information on the letter of credit.

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

Property and Equipment, Net

Property and equipment, which includes computer software and web development costs, are recorded at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which primarily range from two to seven years. Leasehold improvements are depreciated over the shorter of the life of the assets or the remaining life of the related lease. Costs of maintenance, repairs, and minor replacements are expensed when incurred, while expenditures for major renewals and betterments that extend the useful life of an asset or provide additional utility are capitalized.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the fair value of the consideration transferred in a business combination over the fair value of the underlying identifiable assets and liabilities acquired. Goodwill and intangible assets deemed to have an indefinite life are not amortized. Instead, goodwill and indefinite-lived intangible assets are assessed for impairment annually or more frequently if an event or change in circumstances occurs that, with respect to goodwill, would more likely than not reduce the fair value of a reporting unit ("RU") below its carrying value or, for indefinite-lived intangible assets, indicate that it is more likely than not that the asset is impaired. The Company performs its annual goodwill impairment assessment as of December 31 of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired. Potential impairment indicators include a significant decline in revenues, earnings, or cash flows, material adverse changes in the business climate, and a significant decline in the market capitalization due to a sustained decrease in our stock price. We are permitted to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If the qualitative impairment analysis (Step 0) results in a determination that the fair value of an RU or an indefinite lived intangible asset is more likely than not less than its carrying amount, we perform a quantitative impairment analysis (Step 1). We may bypass the qualitative assessment and proceed directly to the quantitative assessment.

As of December 31, 2025 and 2024, the Company had no indefinite-lived intangible assets.

Long-Lived Assets

Management reviews long-lived assets (including property and equipment, content assets, and definite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by first grouping the long-lived assets at the lowest level for which there are identifiable cash flows, and then comparing the carrying value of each asset group to its forecasted undiscounted cash flows. If the forecasted undiscounted cash flows indicates that the carrying value of the assets is not recoverable, an impairment test of the asset group is performed. Impairment is recognized if the carrying amount of the asset group exceeds its fair value. The Company performed a test for recoverability at December 31, 2025 and concluded that the carrying value of its long-lived assets were recoverable. The Company performed a test for recoverability at December 31, 2024, and concluded that the carrying value of its long-lived assets were not recoverable. The fair value of the assets within the asset group were then calculated to determine whether an impairment loss should be recognized. The fair value of the long-lived assets were estimated and calculated to be higher than the carrying value and thus no impairment was recognized for the year ended December 31, 2024.

As of December 31, 2025 and 2024, the Company’s long-lived assets were located in the U.S.

Leases

The Company accounts for its leases of administrative offices and production studios under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee and are recorded on the consolidated balance sheets as both a right-of-use ("ROU") asset and lease liability, calculated by discounting fixed lease payments over the lease term at the discount rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset results in straight-lined rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred. The Company does not have any finance leases or leases where it acts as a lessor as of December 31, 2025.

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

Warrant Liabilities

The Company has issued warrants on several occasions including during its initial public offering process, the execution of its Term Loan (as defined below) and in the Equity Offering (as defined below), which have not met the criteria to be classified in stockholders' equity.

Public and Private Placement Warrants

The Company has outstanding warrants for the purchase of 200,000 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the “Public Warrants”) and outstanding warrants for the purchase of 106,667 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the “Private Placement Warrants”). All of the Public and Private Placement Warrants remained outstanding as of December 31, 2025 and the Public and Private Placement Warrants will expire on June 25, 2026. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis, as described in the warrant agreement. In no event will the Company be required to net cash settle any warrant. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants and will become Public Warrants and will be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

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

Date From To

Term Loan Second Amendment July 24, 2023 $92.50 per share $20.50 per share

Term Loan Fifth Amendment April 5, 2024 20.50 per share 9.16 per share

Term Loan Sixth Amendment October 18, 2024 9.16 per share 6.26 per share

The Term Loan warrants vest on a monthly basis over four years and have a seven-year term (expiring on August 8, 2029). In connection with the Equity Offering (as defined below), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock.

Common Stock Warrants

In connection with the Equity Offering (as defined below), the Company issued warrants (the "Common Stock Warrants") on December 10, 2023, to certain institutional investors to purchase 543,590 shares of Class A common stock at an exercise price of $11.24 per share. The Common Stock Warrants may be exercised at any time beginning June 13, 2024, and will expire on June 13, 2029. See Note 15, Stockholders' Equity, for additional information on the Equity Offering and the Common Stock Warrants.

The Company evaluated the Public, Private Placement, Term Loan and Common Stock Warrants (collectively, the "Warrants") under ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as other liabilities in the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of warrant liabilities within the consolidated statements of operations at each reporting date. The Public, Private Placement, Term Loan and Common Stock Warrants, are valued using a Black-Scholes option-pricing model as described in Note 3, Fair Value Measurements to the consolidated financial statements.

The change in the fair values of the Warrants for the years ended December 31, 2025 and 2024, resulted in a $2.0 million non-cash expense and $1.1 million non-cash income in the change in fair value of the warrant liabilities in the consolidated statements of operations, respectively.

Revenue Recognition

The Company’s primary sources of revenue are from sales of digital subscriptions, nutritional products, and connected fitness equipment (management ceased the sale of connected fitness inventory in the first quarter of 2025). The Company determines revenue recognition through the five-step model which requires us to:

(i) identify our contracts with a customer;

(ii) identify our performance obligations in the contract;

(iii) determine the transaction price in the contract;

(iv) allocate the transaction price to our performance obligations in the contract; and

(v) recognize revenue when each performance obligation under the contract is satisfied.

The Company records revenue when it fulfills its performance obligation to transfer control of the goods or services to its customer and defers revenue when it receives payments in advance of fulfilling its performance obligations. Revenue that is deferred is included in deferred revenue (for the remaining deferral period that is less than one year) and in other liabilities (for the remaining deferral period that is more than one year) in the consolidated balance sheets. Control of shipped items is generally transferred when the product is delivered to the customer. Control of services, which are primarily digital subscriptions, transfers over time, and as such, revenue is recognized ratably over the subscription period which at December 31, 2025, had an initial average life of approximately 13 months. Shipping and handling charges billed to customers are included in revenue. The Company markets and sells its products primarily in the United States, Canada, and the United Kingdom (the "UK"). As part of the Pivot, the Company decided to exit the sale of nutritional and other physical products in the UK and France. Nutrition and other revenue in the UK and France were not significant.

The amount of revenue recognized is the consideration that the Company expects it will be entitled to receive in exchange for transferring goods or services to its customers. Revenue is recorded net of expected returns, discounts, and credit card chargebacks, which are estimated using the Company’s historical experience. If actual costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. The Company sells a variety of bundled offerings that combine digital subscriptions, nutritional products, and/or other fitness products. The Company considers these sales to be revenue arrangements with multiple performance obligations. For customer contracts that include multiple performance obligations, the Company accounts for individual performance obligations if they are distinct. The transaction price is then allocated to each performance obligation based on its stand-alone selling price. The Company generally determines the standalone selling price based on the prices charged to customers. Revenue is presented net of sales taxes and value added taxes ("VAT") and GST/HST ("Goods and Services Tax"/"Harmonized Sales Tax") which are collected from customers and remitted to applicable government agencies.

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

Nutritional and Other Products – We offer a comprehensive line of nutritional products including nutritional supplement subscriptions and one-time nutritional sales. We often sell bundled products that combine digital subscriptions, nutritional products and/or fitness products. Revenue is recognized when control of the goods is transferred to the customer, which typically occurs upon delivery. See below for discussion of bundled products.

Connected Fitness – We offered a connected fitness system through the first quarter of 2025 that included in-home fitness equipment and associated digital content subscriptions. Some of our in-home fitness contracts had multiple performance obligations, which included both hardware and a subscription service commitment. Revenue was recognized when control of the equipment was transferred to the customer, usually upon delivery. See below for discussion of bundled products. Management ceased the sale of connected fitness inventory in the first quarter of 2025.

In cases where a customer contract contains multiple performance obligations, which the Company refers to as bundled products, we account for each obligation individually if they are distinct. We allocate the transaction price, net of discounts, to each performance obligation based on its standalone selling price. Revenue from such arrangements is recognized when control is transferred to the customer. For nutritional and other products, revenue is recognized usually upon delivery. For digital subscription service commitments, revenue is recognized ratably over the subscription period.

The Company operates primarily as the principal in its relationships where third parties sell or distribute the Company’s goods or services. Fees to the third parties are recorded in selling and marketing expenses within the consolidated statements of operations. The Company in certain instances serves as the agent in relationships with third parties. The activity in these relationships is immaterial.

Cost of Revenue

Digital Cost of Revenue

Digital cost of revenue includes costs associated with digital content creation including amortization and revisions of content assets, depreciation of streaming platforms, and digital streaming costs. It also includes customer service costs, payment processing fees, depreciation of production equipment, facilities, and related personnel expenses.

Nutrition and Other Cost of Revenue

Nutrition and other cost of revenue includes product costs, shipping, logistics, fulfillment and warehousing, customer service, and payment processing fees. It also includes depreciation of nutrition-related e-commerce websites and social commerce platforms, and related personnel expenses.

Connected Fitness Cost of Revenue

Connected fitness cost of revenue consists of product costs, including bike and tablet hardware costs, duties and other applicable importing costs, shipping, fulfillment, warehousing and logistics costs, costs associated with service calls and repairs of the products under warranty, payment processing and financing fees, customer service expenses, and personnel-related expenses associated with supply chain and logistics. Management ceased the sale of connected fitness inventory in the first quarter of 2025.

Shipping and Handling

The Company utilizes the practical expedient under ASC 606-10-25-18B to account for shipping and handling costs incurred to deliver products to customers as fulfillment activities, rather than a promised service (a revenue element). Shipping and handling costs are included in Nutrition and other cost of revenue and Connected fitness cost of revenue in the consolidated statements of operations primarily in the period during which the products ship. The costs associated with shipping connected fitness and nutrition and other products to customers were $7.3 million and $15.0 million for the years ended December 31, 2025 and 2024, respectively.

Selling and Marketing

Selling and marketing expenses primarily include the costs of Partner compensation, affiliate expenses (which began on November 1, 2024), advertising, royalties, promotions and events, and third-party sales commissions as well as the personnel expenses for employees and consultants who support these areas.

The Company pays Partner, affiliate and third-party sales commissions when commissionable sales are made. In cases where the underlying revenue is deferred, the Company also defers the commissions and expenses these costs in the same period in which the underlying revenue is recognized. Deferred Partner commissions are included in other current assets and other assets in the consolidated balance sheets and were $1.5 million and $27.1 million as of December 31, 2025 and 2024, respectively. Deferred affiliate commissions are included in other current assets and other assets in the consolidated balance sheets and were $0.7 million and $0.2 million as of December 31, 2025 and 2024, respectively.

Partners were also eligible for various bonuses, recognition, and complimentary participation in events, including those based on sales volume. The Company expensed these costs in the period in which they were earned. These expenses as well as Partner commissions earned but not paid and affiliate commissions earned but not paid are included in accrued expenses in the consolidated balance sheets.

Advertising costs are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and related production costs. Generally, the costs to produce television and web advertising are expensed as incurred, while television media costs are expensed at the time the media airs. Total advertising expense, including the costs to produce advertisements, was $39.9 million and $29.5 million for the years ended December 31, 2025 and 2024, respectively.

Enterprise Technology and Development

Enterprise technology and development expenses primarily include personnel-related expenses for employees and professional fees paid to consultants to maintain the Company’s enterprise resource planning system, which is the core of the Company's accounting, procurement, supply chain, and other business support systems and primarily relate to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. Enterprise technology and development expenses also include reporting and business analytics tools, security systems, such as identify management and payment card industry compliance, office productivity software, research and development tracking tools, research and development expenses related to new nutritional product development, and other non-customer facing applications. Enterprise technology and development expenses also include payroll and related costs for employees involved in the research and development of new and existing products, enterprise technology hosting expenses, depreciation of enterprise technology-related assets, software licenses, and technology equipment leases.

Research and development costs, which are expensed as incurred, were $1.7 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

Equity-Based Compensation

The Company measures and recognizes compensation expense for all equity-based awards based on their estimated grant date fair values. The Company recognizes the expense on a straight-line basis over the requisite service period, and forfeitures are accounted for as they occur. Equity-based compensation expense is included in cost of revenue, selling and marketing, enterprise technology and development, and general and administrative expenses within the consolidated statements of operations.

Derivative Financial Instruments

The Company may use derivative instruments to manage the effects of fluctuations in foreign currency exchange rates on the Company’s net cash flows. The Company may enter into option contracts to hedge forecasted payments, typically for up to 12 months, for cost of revenue, selling and marketing expenses, general and administrative expenses, and intercompany transactions not denominated in the local currencies of the Company’s foreign operations. The Company may designate certain of these instruments as cash flow hedges and record them at fair value as either assets or liabilities within the consolidated balance sheets. Certain of these instruments may be freestanding derivatives for which hedge accounting does not apply.

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

Foreign Currency

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency of the Company’s foreign subsidiaries is the local currency of the subsidiaries. The assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. Revenues and expenses for these subsidiaries are translated at average exchange rates in effect during the applicable period. Translation adjustments are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses related to the recurring measurement and settlement of foreign currency transactions are included as a component of other income, net in the consolidated statements of operations and were a loss of $0.3 million and a gain of $0.6 million during the years ended December 31, 2025 and 2024, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to improve disclosures about a company's income taxes paid and the effective rate reconciliation table. The Company adopted this new accounting guidance on a retrospective basis on January 1, 2025, and the adoption did not have a material effect on its consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient and an accounting policy election (for all entities other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Company adopted this guidance on January 1, 2026, and the adoption did not have a material effect on its consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact, if any, of adopting this guidance on its consolidated financial statements.

Note 2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Geographic region:
United States	$232,575	$377,199
Rest of world[1]	19,152	41,597
Total revenue	$251,727	$418,796

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

Deferred Revenue

Deferred revenue is recorded for non-refundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 97% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the year ended December 31, 2025, the Company recognized $77.3 million of revenue that was included in the deferred revenue balance as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $94.0 million of revenue that was included in the deferred revenue balance as of December 31, 2023. The balance in deferred revenue as of December 31, 2023 was $97.2 million.

Note 3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$733
Common Stock Warrants	—	—	3,420
Total liabilities	$—	$—	$4,153

	December 31, 2024
	Level 1	Level 2	Level 3
Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$390
Common Stock Warrants	—	—	1,783
Total liabilities	$—	$—	$2,173

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their recorded values due to the short period of time to maturity. Restricted short-term investments of $4.3 million at December 31, 2025 consist of a one-year certificate of deposit (“CD”) that matures on July 26, 2026 with an interest rate of 3.5%, which is restricted due to a contractual agreement. The Company’s Term Loan Warrants and Common Stock Warrants, are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

Due to the fact that the fair value of the Private Placement Warrants had been reduced to zero at December 31, 2024 and that these warrants have a remaining contractual term at December 31, 2025 of 0.48 years with an exercise price of $575.00 per share while the Company's stock price at December 31, 2025 was $10.36, management determined that a valuation was not required at December 31, 2025 and that the value of the Private Placement Warrants remained at zero.

The following table presents significant assumptions utilized in the valuation of the Private Placement Warrants on December 31, 2024:

As of December 31,
2024
Risk-free rate	4.2%
Dividend yield rate	—
Volatility	83.1%
Contractual term (in years)	1.48
Exercise price	$575.00

The following table presents changes in the fair value of the Private Placement Warrants for the year ended December 31, 2024 (in thousands):

Year Ended December 31,
2024
Balance, beginning of period	$9
Change in fair value	(9)
Balance, end of year	$—

For the year ended December 31, 2024, the change in the fair value of the Private Placement Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Public Warrants

The Company determined the fair value of the Public Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived from the Company's historical volatility. The expected life was based on the remaining contractual term of the Public Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Public Warrants expected life. The significant unobservable input used in the fair value measurement of the Public Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.

Due to the fact that the fair value of the Public Warrants had been reduced to zero at December 31, 2024 and that these warrants have a remaining contractual term at December 31, 2025 of 0.48 years with an exercise price of $575.00 per share while the Company's stock price at December 31, 2025 was $10.36, management determined that a valuation was not required at December 31, 2025 and that the value of the Public Warrants remained at zero.

The following table presents significant assumptions utilized in the valuation of the Public Warrants on December 31, 2024:

As of December 31,
2024

Risk-free rate	4.2%
Dividend yield rate	—
Volatility	83.1%
Contractual term (in years)	1.48
Exercise price	$575.00

The following table presents changes in the fair value of the Public Warrants for the year ended December 31, 2024 (in thousands):

Year Ended December 31,
2024
Balance, beginning of period	$17
Change in fair value	(17)
Balance, end of year	$—

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

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at December 31, 2025 and 2024:

	As of December 31,
	2025	2024

Risk-free rate	3.6%	4.3%
Dividend yield rate	—	—
Volatility	91.1%	81.5%
Contractual term (in years)	3.60	4.60
Exercise price	$6.26	$6.26

The following table presents changes in the fair value of the Term Loan Warrants for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Balance, beginning of year	$390	$392
Amended in connection with Term Loan Fifth Amendment	—	141
Amended in connection with Term Loan Sixth Amendment	—	51
Change in fair value	343	(194)
Balance, end of year	$733	$390

For the year ended December 31, 2025, the change in the fair value of the Term Loan Warrants was due to the change in price of the Company's Class A common stock, the remaining contractual term, and the risk-free rate. For the year ended December 31, 2024, the change in the balance of the Term Loan Warrants was due to the Warrant Second Amendment (as defined below) of the Term Loan Warrants, which reduced the exercise price from $20.50 per share to $9.16 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.1 million as of the Term Loan Fifth Amendment Effective Date (as defined below), the Warrant Third Amendment (as defined below)

of the Term Loan Warrants, which reduced the exercise price from $9.16 per share to $6.26 per share which resulted in an increase in the fair value of the Term Loan Warrants of $0.1 million as of the Term Loan Sixth Amendment Effective Date (as defined below), the change in the fair value of the Term Loan Warrants resulting from the change in price of the Company’s Class A common stock, the remaining contractual term, and the risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Common Stock Warrants

The Company determined the fair value of the Common Stock Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Class A common stock. Volatility was based on the implied volatility derived from the average of the actual market activity of the Company’s peer group and the Company's historical volatility. The expected life was based on the remaining contractual term of the Common Stock Warrants, and the risk-free interest rate was based on the implied yield available on U.S. treasury securities with a maturity equivalent to the Common Stock Warrants expected life. The significant unobservable input used in the fair value measurement of the Common Stock Warrants is the implied volatility. Significant changes in the implied volatility would result in a significantly higher or lower fair value measurement, respectively.

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on December 31, 2025 and 2024:

	As of December 31,
	2025	2024

Risk-free rate	3.6%	4.3%
Dividend yield rate	—	—
Volatility	90.4%	82.4%
Contractual term (in years)	3.45	4.45
Exercise price	$11.24	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Balance, beginning of year	$1,783	$2,707
Change in fair value	1,637	(924)
Balance, end of year	$3,420	$1,783

For the years ended December 31, 2025 and 2024 the change in the fair value of the Common Stock Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the consolidated statements of operations as a component of change in fair value of warrant liabilities and in the consolidated balance sheets as other liabilities.

Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a non-recurring basis, using significant unobservable inputs (Level 3). There were no non-recurring losses recognized in the year ended December 31, 2025. The following table presents the non-recurring losses recognized for the year ended December 31, 2024 due to asset impairments, and the fair value and asset classification of the related asset as of the impairment date (in thousands):

	December 31, 2024
	Fair Value	Total Losses

Goodwill	$65,166	$(20,000)
Total	$65,166	$(20,000)

Note 4. Inventory

Inventory, net consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials and work in process	$5,194	$7,650
Finished goods	4,216	8,653
Total inventory	$9,410	$16,303

Total adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $1.5 million and $4.2 million during the years ended December 31, 2025 and 2024, respectively. The Company recorded $1.5 million and $1.7 million of these adjustments in nutrition and other cost of revenue for the years ended December 31, 2025 and 2024, respectively. The Company also recorded adjustments in connected fitness cost of revenue of zero and $2.5 million during the years ended December 31, 2025 and 2024, respectively.

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

Note 5. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Deferred Partner costs	$1,371	$25,578
Accounts receivable, net	1,138	1,449
Deferred Affiliate costs	645	152
Other	1,184	1,732
Total other current assets	$4,338	$28,911

As of December 31, 2024, we reclassified $0.2 million of deferred affiliate costs from other to conform to the current year presentation. This reclassification had no impact on other current assets.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024

Computer software and web development	$107,539	$122,742
Computer equipment	12,553	16,954
Leasehold improvements	20	1,117
Furniture, fixtures and equipment	470	1,084
Property and equipment, gross	120,582	141,897
Less: Accumulated depreciation	(112,059)	(129,148)
Total Property and equipment, net	$8,523	$12,749

On September 30, 2024, the Company announced the Pivot, which resulted in certain computer software and web development and computer equipment with a gross book value of approximately $109.0 million and a net book value of approximately $12.8 million that would no longer be used by the Company after December 31, 2024. The impact of the Pivot related to these long-lived assets was considered by management to be a triggering event that caused the Company to perform a recoverability test for its long-lived assets as of September 30, 2024. See Note 1, Description of Business and Summary of Significant Accounting Policies, for additional information on the Company's recoverability test for its long-lived assets.

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

See Note 11, Leases, for additional information on the sale and leaseback of the facility.

The Company recorded depreciation expense related to property and equipment in the following expense categories of its consolidated statements of operations, including the accelerated depreciation of $11.1 million related to the Pivot in the year ended December 31, 2024 as noted above, as follows (in thousands):

	Year Ended December 31,
	2025	2024

Cost of revenue	$4,250	$8,108
Enterprise technology and development	4,430	23,331
Total depreciation	$8,680	$31,439

Note 7. Content Assets, Net

Content assets, net consists of the following (in thousands):

	December 31,
	2025	2024
Released, less amortization	$5,720	$12,049
In production	572	130
Total Content assets, net	$6,292	$12,179

The Company expects $4.2 million of content assets to be amortized during the next 12 months and substantially all of the balance to be amortized within three years. The Company recorded amortization expense for content assets of $8.9 million and $15.7 million during the years ended December 31, 2025 and 2024, respectively.

Note 8. Goodwill

Changes in goodwill for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Goodwill, beginning of year	$65,166	$85,166
Impairment of goodwill	—	(20,000)
Goodwill, end of year	$65,166	$65,166

2025 Goodwill Impairment Test

In testing for goodwill impairment as of December 31, 2025, the Company performed a qualitative goodwill impairment assessment (Step 0) for its RU which indicated that the fair value of its RU exceeded its carrying value, and determined that the goodwill of $65.2 million as of December 31, 2025 was not impaired. The Company's accumulated goodwill impairment as of December 31, 2025 was $112.6 million. The impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the Company's overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained and determined that it was not more likely than not that the fair value of its RU was less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could have produced a different result.

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

In performing the required annual test for goodwill impairment as of December 31, 2024, we elected to bypass the optional qualitative test and proceeded to perform a quantitative test by comparing the carrying value of our RU to estimated fair value. The determination of the fair value of the Company's RU was estimated using a combination of a market approach that considered benchmark company market multiples and an income approach that utilized discounted cash flows for the RU. The Company applied a 50% weighting to the income approach that utilized discounted cash flows and the benchmark company market multiples approach, in determining the fair value of the RU. The significant assumptions under each of these approaches include, among others; revenue growth, long-term growth rates, discount rates used in a discounted cash flow model in the income approach, the control premium, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as the Company's expectations of future performance and the expected future economic environment, which are partly based upon the Company's historical experience.

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

Management will continue to monitor the Company's RU and long-lived asset group for changes in the business environment that could impact its fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in the Company's goodwill impairment tests, and ultimately impact the estimated fair value of its RU may include supply chain disruptions, the demand for at-home fitness solutions, adverse macroeconomic conditions, volatility in the equity and debt markets which could result in higher weighted-average cost of capital, and the Company's subscriber growth rates. Changes in management's expectations of future performance could have a significant impact on the Company's RU fair value. It should be noted that revenue and expectations of revenue have a significant impact on the RU's fair value. For the year ended December 31, 2025 the Company's revenue decreased by 40% from the prior year. Continual decreases in revenue could have an impact on the future fair value of the Company's RU. The fair value of the Company's RU has been impacted by and will continue to be impacted by the volatility in the market price of the Company's common stock. The Company's stock price increased by 68% in the year ended December 31, 2025 and declined by 26% in the year ended December 31, 2024. Decreases in the Company's stock price may result in a decrease in the fair value of the Company's RU and potential for incremental goodwill impairment. Changes in any of the assumptions used in the valuation of the RU, or changes in the business environment could materially impact the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the followings (in thousands):

	December 31,
	2025	2024
Advertising	$3,928	$2,208
Employee compensation and benefits	3,796	5,180
Inventory, shipping and fulfillment	2,243	2,925
Outside professional services	2,170	1,997
Sales and other taxes	1,928	3,125
Information technology	1,308	2,211
Partner costs	20	3,272
Other accrued expenses	3,015	4,064
Total accrued expenses	$18,408	$24,982

The three-month period ended December 31, 2025 included a $2.2 million benefit from the reversal of a bonus accrual that was recorded in the three months ended September 30, 2025.

Other Current Liabilities

On October 1, 2025, the Company entered into a financing agreement with AFCO Acceptance Corporation ("AFCO") to finance certain of its annual insurance premiums. The Company financed $1.7 million, which will be paid over an eleven month period with the first payment due on November 1, 2025. The financing has an interest rate of 6.84% and AFCO has a security interest in the underlying policies that were financed. The $1.4 million outstanding as of December 31, 2025 is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

On October 1, 2025, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain other of its annual insurance premiums. The Company financed $1.6 million, which will be paid over a nine month period with the first payment due on November 1, 2025. The financing has an interest rate of 6.82% and FIF has a security interest in the underlying policies that were financed. The $1.2 million outstanding as of December 31, 2025 is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations.

On October 1, 2024, the Company entered into a financing agreement with AFCO Acceptance Corporation ("AFCO") to finance certain of its annual insurance premiums. The Company financed $2.2 million, which was paid over an eleven month period with the first payment due on November 1, 2024. The financing had an interest rate of 8.07% and AFCO had a security interest in the underlying policies that were financed. The $1.6 million outstanding as of December 31, 2024 is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations. This financing was paid off as of December 31, 2025.

On October 1, 2024, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain other of its annual insurance premiums. The Company financed $2.2 million, which was paid over a ten month period with the first payment due on November 1, 2024. The financing had an interest rate of 7.95% and FIF had a security interest in the underlying policies that were financed. The $1.5 million outstanding as of December 31, 2024 is recorded in other current liabilities in the consolidated balance sheet and the interest expense is recorded in interest expense in the consolidated statement of operations. This financing was paid off as of December 31, 2025.

Note 10. Debt

ABL Facility

On May 13, 2025, (the “Asset-Based Lending Facility Effective Date”), the Company, the lenders party thereto and Tiger Finance, LLC (“Tiger”), as administrative agent, entered into a $35.0 million asset-based lending facility (the "ABL Facility"), which includes a $10.0 million uncommitted accordion, that matures on May 13, 2028, with the potential for two one-year extensions which would need to be approved by Tiger. The amount that the Company may borrow under the ABL Facility is based on a borrowing base calculated based on advance rates for the various assets serving as collateral for the ABL Facility. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. In connection with the ABL Facility, the Company incurred $1.8 million of third-party debt issuance costs which were recorded in the consolidated balance sheet at December 31, 2025 as a reduction of long-term debt and are being amortized over the term of the ABL Facility using the effective-interest method. The ABL Facility bears interest based on the one-month Secured Overnight Financing Rate ("SOFR") plus 9.00% at its inception, which can decrease to the one-month SOFR plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio ("FCCR") is greater than 1.10x. The SOFR is subject to a 3.5% floor. The ABL Facility had an effective interest rate of 15.09% and a cash interest rate of 13.25% for the period from May 13, 2025 (the inception of the ABL Facility) to December 31, 2025. The Company recorded $2.5 million of interest expense related to the ABL Facility during the year ended December 31, 2025. The ABL Facility is secured by a first lien on substantially all of the Company’s assets.

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

The Company was in compliance with these covenants as of December 31, 2025.

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

ABL Facility First Amendment

On January 7, 2026, (the “ABL Facility Amendment Effective Date”), the Company and Tiger entered into Amendment No. 1 to the Credit Agreement (the "Amended ABL Facility Credit Agreement") which amended the Company’s existing Credit Agreement. The Amended ABL Facility Credit Agreement amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) eliminate the capital expenditures covenant, (2) increase the minimum liquidity financial covenant from $12 million to $15 million, (3) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $4.6 million greater than the outstanding debt principal (a Covenant Testing Period, as defined in the Amended ABL Facility Credit Agreement), (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 850,000 to 700,000, which is tested if a Covenant Testing Period (as defined in the Amended ABL Facility Credit Agreement) has been triggered, (5) add an additional financial covenant such that if a Covenant Testing Period (as defined in the Amended ABL Facility Credit Agreement) is in effect, the Company must maintain a minimum billings fixed charge coverage ratio ("BFCCR") (as defined in the Amended ABL Facility Credit Agreement) of at least 1.1x, (6) extended the date for potential decrease in the interest rate of the ABL Facility from SOFR plus 9.00% to SOFR plus 7.75% from May 13, 2026 to December 31, 2026, (7) extended the Make Whole prepayment premium from November 13, 2026 to July 7, 2027, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred a 1% amendment fee on the outstanding ABL Facility balance prior to the amendment (fee of $0.3 million) which was recorded as of the ABL Facility First Amendment Effective Date in the consolidated balance sheet as a reduction of long-term debt and is being amortized over the remaining term of the ABL Facility using the effective-interest method.

See Note 22, Subsequent Events, for additional information on the Amended ABL Facility Credit Agreement, including amendments to the financial covenants.

Principal Balance-ABL Facility

As of December 31, 2025, the principal balance outstanding under the ABL Facility was $25.0 million. The aggregate amounts of payments due for the periods succeeding December 31, 2025 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Year ending December 31, 2026	$1,062
Year ending December 31, 2027	2,125
Year ending December 31, 2028	21,813
Total debt	25,000
Less current portion	(1,062)
Less unamortized debt discount and debt issuance costs	(1,374)
Total long-term debt	$22,564

The ABL Facility has no required payment of principal until July 1, 2026, and thereafter the principal payments are approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on the maturity date of May 13, 2028, unless the ABL Facility is extended pursuant to its terms.

Repayment of Term Loan

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan (as defined below) on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million, and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million) and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the year ended December 31, 2025.

Term Loan

On August 8, 2022 (the “Effective Date”), the Company, Beachbody, LLC as borrower (a wholly owned subsidiary of the Company), and certain other subsidiaries of the Company as guarantors (the “Guarantors”), the lenders (the “Lenders”), and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders (the “Term Loan Agent”) entered into a financing agreement which was subsequently amended (collectively with any amendments thereto, the “Financing Agreement”). The Financing Agreement provided for senior secured term loans on the Effective Date in an aggregate principal amount of $50.0 million (the “Term Loan”) which was drawn on the Effective Date. Borrowings under the Term Loan were unconditionally guaranteed by the Guarantors. Such security interest consisted of a first-priority perfected lien on substantially all property and assets of the Company and subsidiaries, including stock pledges on the capital stock of the Company’s material and direct subsidiaries, subject to customary carveouts. In connection with the Financing Agreement, the Company incurred $4.5 million of third-party debt issuance costs which were recorded in the consolidated balance sheets as of December 31, 2024 as a reduction of long-term debt and were amortized over the term of the Term Loan using the effective-interest method.

The Term Loan bore interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR (based upon an interest period of three months). In addition, the Term Loan borrowings bore additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan had an effective interest rate of 28.00% and a cash interest rate of 11.63% for the period from January 1, 2025 to May 13, 2025 (the date that the Company repaid the Term Loan in full). The Company recorded $2.1 million of interest expense related to the Term Loan during the year ended December 31, 2025.

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

In connection with the 2024 Term Loan Amendments, the Company made partial prepayments on the Term Loan of $13.7 million along with the related prepayment premium of either 2% or 3% and accrued interest. The partial prepayments of $13.7 million were accounted for as partial debt extinguishments and the Company wrote off the proportionate amount of unamortized debt discount and debt issuance costs ($2.0 million) as of the effective date of the 2024 Term Loan Amendments and incurred prepayment premiums of $0.4 million, resulting in a loss on partial debt extinguishment of $2.4 million for the year ended December 31, 2024. In addition, for the Term Loan Fifth and Term Loan Sixth Amendments, the Company also (1) incurred paid in kind fees of $0.8 million, which were added to the outstanding principal balance of the Term Loan and recorded as incremental debt issuance costs, which were amortized to interest expense over the remaining term of the Term Loan using the effective interest method and (2) reduced the exercise price of the Term Loan Warrants from $20.50 per share to $9.16 per share and then to $6.26 per share, which collectively resulted in an increase in the fair value of the Term Loan Warrants of $0.2 million, which were recorded as incremental debt issuance costs, which were amortized to interest expense over the remaining term of the Term Loan using the effective interest method.

The below table provides (1) the amount of partial prepayments associated with each of the 2024 Term Loan Amendments, (2) the amount of debt costs written off, (3) the prepayment premium, (4) the loss on partial debt extinguishment that was recorded, (5) the paid in kind fees that were incurred, and (6) the increase in fair value of the Term Loan Warrants due to the change in the exercise price (dollars in thousands):

Term Loan Amendment	Date	Debt prepaid	Write off debt costs	Prepay premium	Loss on partial debt extinguishment	PIK[1] fee incurred	Increase in fair value Warrants
Third	1/9/24	$1,000	$163	$30	$193	$—	$—
Fourth	2/29/24	5,506	851	165	1,016	—	—
Fifth	4/5/24	4,000	599	120	719	566	141
Sixth	10/18/24	3,204	411	40	451	252	51
Total		$13,710	$2,024	$355	$2,379	$818	$192

1PIK- paid in kind

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share. The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date expiring on August 8, 2029. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants and for information on amendments to the Term Loan Warrants. The Term Loan Warrants were recorded in the consolidated balance sheet as warrant liabilities. The initial fair value of the Term Loan Warrants of $5.2 million, was being amortized as a debt discount over the term of the Term Loan using the effective interest method. As noted above, when the Company repaid in full the Term Loan it wrote off the remaining unamortized debt discount. In connection with the Term Loan Second Amendment, the Company also amended and restated the Term Loan Warrants. The amendment of the Term Loan Warrants amended the exercise price from $92.50 per share to $20.50 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Term Loan Second Amendment Effective Date by $0.8 million and was recorded as of the Term Loan Second Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount, was being amortized over the amended term of the Term Loan using the effective-interest method. In connection with the Equity Offering (as defined below), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock. In connection with the Term Loan Fifth Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant Second Amendment"). The Warrant Second Amendment amended the exercise price of the Term Loan Warrants from $20.50 per share to $9.16 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Term Loan Fifth Amendment Effective Date by $0.1 million and was recorded as of the Term Loan Fifth Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount was being amortized over the amended term of the Term Loan using the effective interest method. In connection with the Term Loan Sixth Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant Third Amendment"). The Warrant Third Amendment amended the exercise price of the Term Loan Warrants from $9.16 per share to $6.26 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Term Loan Sixth Amendment Effective Date by $0.1 million and was recorded as of the Term Loan Sixth Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount was being amortized over the amended term of the Term Loan using the effective interest method.

Letter of Credit

At December 31, 2025 and 2024 the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which is collateralized by $0.1 million of cash. This letter of credit expires on December 6, 2026 and is automatically extended for one-year terms unless notice of non-renewal is provided 60 days prior to the end of the applicable term. At December 31, 2025 and 2024, the cash collateralizing this letter of credit is classified as current restricted cash in our consolidated balance sheet.

Note 11. Leases

The Company leases facilities under noncancelable operating leases expiring through 2029.

As of December 31, 2025 and 2024, the Company had operating lease liabilities of $1.8 million and $3.3 million, respectively, and ROU assets of $1.6 million and $3.1 million, respectively.

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

The following summarizes the Company’s leases (in thousands):

	Year Ended December 31,
	2025	2024
Finance lease costs:
Amortization of right-of-use asset	$—	$2
Operating lease costs	1,265	2,473
Variable lease costs	327	377
Total lease costs	$1,592	$2,852

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,359	$2,422
Financing cash flows from finance leases	—	3
Right-of-use asset obtained in exchange for new operating lease liabilities	—	1,843

Weighted-average remaining lease term - operating leases	2.3	2.9

Weighted-average discount rate - operating leases	8.2%	8.2%

Maturities of operating lease liabilities, excluding short-term leases, are as follows (in thousands):

Total
Year ended December 31, 2026	$1,071
Year ended December 31, 2027	510
Year ended December 31, 2028	381
Year ended December 31, 2029	32
Total	1,994
Less present value discount	(220)
Lease liabilities at December 31, 2025	$1,774

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

On November 11, 2024, the Company entered into an amendment to its lease of its headquarters in El Segundo, CA. The amendment extended the lease for 26 months from the original termination date of November 30, 2024 to January 31, 2027 and reduced the leased space from approximately 42,000 square feet to approximately 9,400 square feet. The annual base rent is approximately $0.4 million, with annual increases of approximately 3%. The Company recorded as of the amendment of the lease an ROU asset and lease liability of $0.7 million using a discount rate of 11.8% and classified this lease as an operating lease. In December 2025, in accordance with the lease agreement, the Company's lessor terminated the lease. The Company wrote off the remaining ROU asset and lease liability, the net impact recorded in the consolidated statement of operations for the year ended December 31, 2025 was not significant.

Note 12. Segment

The Company is a leading fitness and nutrition company. The Company defines its one segment on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources.

The Company’s CODM assesses segment performance by using net loss. The CODM uses net loss for its segment in the annual budget and forecasting process. The CODM considers budget to actual variances on a quarterly basis for its profit measures when making decisions about the allocation of operating and capital resources to the segment.

The Company recorded depreciation expense related to its property and equipment of $8.7 million and $31.4 million for the years ended December 31, 2025 and 2024, respectively. See Note 6, Property and Equipment, Net, for additional information on the Company's depreciation expense. The Company recorded content amortization expense of $8.9 million and $15.7 million for the years ended December 31, 2025 and 2024, respectively. See Note 7, Content Assets, Net, for additional information on the Company's content amortization expense. The Company recorded interest income, which is recorded in other income, net, in the consolidated statement of operations, of $1.1 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

Since the Company has only one reporting segment, the presentation of the Company’s segment’s operating results is the same as the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024 and the expenses on the consolidated statement of operations are the significant segment expenses (see the Company’s consolidated statement of operations) and its assets and liabilities is the same as the Company’s consolidated balance sheets as of December 31, 2025 and 2024 (see the Company’s consolidated balance sheets).

Note 13. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2029. During the years ended December 31, 2025 and 2024, there were no losses on inventory purchase commitments. Service agreement obligations include amounts related to fitness and nutrition trainers, future events, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding December 31, 2025 are as follows (in thousands):

Year ended December 31, 2026	$10,975
Year ended December 31, 2027	1,027
Year ended December 31, 2028	489
Year ended December 31, 2029	42
$12,533

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the year ended December 31, 2025 the Company paid $2.6 million of royalty payments exclusive of guaranteed payments.

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

On May 22, 2023, Jessica Lyons, an individual, and a group of other plaintiffs filed a class action complaint with the Los Angeles County Superior Court alleging that the Company misclassified its Partners as contractors rather than as employees and committed other violations of the California Labor Code. The Company understands that the plaintiffs in this matter intend on filing additional claims under the Private Attorney General Act of 2004 ("PAGA"). The Company and certain executive officers are listed as defendants in the complaint. The plaintiffs are seeking monetary damages. The Company filed a motion to compel arbitration in the case. The firm representing Ms. Lyons has also filed 28 arbitration actions in Los Angeles County in anticipation that the Company's motion to compel arbitration will be upheld. We have continued to deny the allegations in the complaint and have vigorously defended ourselves in this action. As of October 7, 2025, the parties reached a settlement that resulted in a dismissal of all claims, including all 28 filed arbitrations. A motion to dismiss the entire class action and PAGA complaint was filed on December 29, 2025, which was granted on January 12, 2026, and has now been formally dismissed in its entirety.

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

On July 1, 2025, the Defendants in the Reilly Action filed a Motion to Dismiss action before the Delaware Chancery Court. On September 30, 2025, this Motion was granted, dismissing the action with prejudice and giving the Plaintiffs thirty days to file an appeal. On October 15, 2025, Plaintiffs filed a notice of appeal for the Reilly Action. Both Plaintiffs and Defendants have submitted their appellate briefs, with an anticipated decision to be made by the appellate court around May 2026.

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately 6,239 additional subscribers of BODi and intends to file similar demands for each person. The plaintiffs are seeking monetary damages as well as injunctive and equitable relief. As of September 11, 2025, the parties reached a settlement that resulted in a settlement and release of all threatened claims, including on behalf of all alleged affected subscribers.

The Company disputes the allegations in the above referenced active matters and intends to defend the matters vigorously. Some of our legal proceedings, such as the above referenced complaints, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, other than the pending settled matters noted above, it is not possible to determine the probability of loss or estimate damages for any of the above matters, and therefore the Company has not established reserves for any of these proceedings, other than the pending settled matters noted above. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Note 14. Restructuring

On June 26, 2025, the Company executed a post Pivot restructuring (the "Restructuring") which reduced the Company's headcount by approximately 70 employees (approximately 22% of the Company’s workforce on that date) in the third quarter of 2025. The actions associated with the Restructuring resulted in approximately $2.5 million in costs recorded in the Company's consolidated statement of operations in the year ended December 31, 2025.

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

(1) Due to the Pivot, certain long-lived assets with a net book value of approximately $12.8 million were not used by the Company after December 31, 2024. The Company performed an impairment review for its long-lived assets, which were all in one asset group, including the long-lived assets that were not used after December 31, 2024. The Company performed a test of recoverability and concluded that the carrying value of its long-lived assets were recoverable. The Company decreased the average remaining useful lives for the long-lived assets that were impacted by the Pivot from 25 months prior to the Pivot to 3 months after the Pivot. This resulted in accelerated depreciation expense of $11.1 million that was recorded in the Company's consolidated statement of operations in the year ended December 31, 2024. See Note 6, Property and Equipment, Net, for additional information on the accelerated depreciation.

(2) Termination ($5.1 million) and retention benefits ($1.1 million) which are included in restructuring expense in the Company's consolidated statement of operations of approximately $6.2 million were recorded in the year ended December 31, 2024.

(3) Consists of (a) inventory adjustments recorded associated with the decision by management to no longer sell connected fitness inventory in early 2025, which was recorded in cost of revenue-connected fitness ($1.2 million) and (b) inventory adjustments for nutrition and other inventory impacted by the Pivot which was recorded in cost of revenue-nutrition and other ($0.2 million) in the consolidated statement of operations in the year ended December 31, 2024. See Note 4, Inventory, for additional information on the incremental inventory adjustments.

(4) Modification of stock awards based compensation for employees who were impacted by the Pivot which includes accelerating the vesting of any options or restricted stock units ("RSU’s") that would have vested within six months of the employees termination date, and all vested options will be available for exercise for a total of six months after the employees termination date (that is, three month in addition to the standard three months per original agreement), which resulted in a decrease to equity based compensation expense of $0.3 million in the Company's consolidated statement of operations for the year ended December 31, 2024. See Note 16, Equity-Based Compensation, for more information on the modification of stock awards.

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

The following table summarizes activity in the Company’s restructuring-related liability during the years ended December 31, 2025 and 2024 (in thousands):

	Balance at December 31, 2024	Restructuring Charges	Payments / Utilizations	Liability at December 31, 2025
Employee-related costs	$938	$2,480	$(3,418)	$—
Total costs	$938	$2,480	$(3,418)	$—

	Balance at December 31, 2023	Restructuring Charges	Payments / Utilizations	Liability at December 31, 2024
Employee-related costs	$18	$7,847	$(6,926)	$938
Total costs	$18	$7,847	$(6,926)	$938

Note 15. Stockholders' Equity

As of December 31, 2025, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock, and 100,000,000 shares are designated as preferred stock.

Common Stock

Holders of each share of each class of common stock are entitled to dividends when, as, and if declared by the Board, subject to the rights and preferences of any holders of preferred stock outstanding at the time. As of December 31, 2025, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

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

The pre-funded warrants were classified as a component of stockholder's equity within additional paid in capital. The pre-funded warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock, and (6) meet the equity classification criteria. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated gross proceeds from the Equity Offering after recording the Common Stock Warrant liability proportionately to the common stock and pre-funded warrants. On January 12, 2024, all of the pre-funded warrants were exercised by the investor and converted into 122,821 shares of Class A common stock.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss), by component during the years ended December 31, 2025 and 2024 (in thousands):

Total[1]

Balances at December 31, 2023	$(23)
Other comprehensive loss before reclassifications	(106)
Amounts reclassified from accumulated other comprehensive income	64
Tax effect	16
Balances at December 31, 2024	$(49)
Other comprehensive income before reclassifications	2
Balances at December 31, 2025	$(47)

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

Under the 2021 Plan, all awards settle in shares of Class A common stock, and up to 608,851 shares of Class A common stock were initially available for issuance. The number of shares of Class A common stock available for issuance under the 2021 Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (i) five percent of the total number of shares of Class A and Class X common stock outstanding on the final day of the immediately preceding calendar year and (ii) the number of shares determined by the Company’s Board. On January 1, 2025, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 347,391 pursuant to the terms of the 2021 Plan. As of December 31, 2025, 1,155,331 shares of Class A common stock remain available for issuance under the 2021 Plan.

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

A summary of the option activity under the Company's equity compensation plans is as follows:

	Time-Vesting Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	1,008,017	$18.64	6.60	$—
Exercised	(81,444)	6.43
Forfeited	(119,779)	11.66
Expired	(92,176)	12.59
Outstanding at December 31, 2025	714,618	$22.82	6.51	$2,573
Exercisable at December 31, 2025	448,268	$32.56	6.03	$1,527

A summary of the unvested option activity is as follows:

	Number of Time-Vesting Options	Weighted-Average Grant Date Fair Value (per option)
Unvested at December 31, 2024	479,747	$17.91
Vested	(180,869)	23.09
Forfeited	(32,528)	24.09
Unvested at December 31, 2025	266,350	$13.64

The Company does not use cash to settle equity instruments issued under equity-based compensation awards. The total fair value of awards which vested during the years ended December 31, 2025 and 2024 was $4.2 million and $6.6 million, respectively.

The intrinsic value of options exercised during the year ended December 31, 2025 was $0.2 million. There were no options exercised during the year ended December 31, 2024.

A summary of RSU activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2024	326,226	$17.42
Granted	515,560	6.46
Vested	(154,440)	14.53
Forfeited	(169,766)	8.82
Outstanding at December 31, 2025	517,580	$9.24

RSUs granted to employees generally vest over four years, based on continued employment, while RSUs granted to members of the Board generally vest approximately one year after grant date.

The fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $2.2 million and $2.7 million, respectively.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $0.3 million and $0.3 million during the years ended December 31, 2025 and 2024, respectively, which were classified as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

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

Effective as of June 15, 2023, the Company appointed Mark Goldston as Executive Chairman. In connection with the employment offer letter to Mr. Goldston, he was granted a stock option under the Inducement Plan, covering an aggregate of 477,661 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Option”). Of this amount, 159,221 shares subject to the Option will vest based on continued service (the “Time-Vesting Options”) and 318,440 shares will vest based on the attainment of applicable performance goals and continued service (the “Performance-Vesting Options”). The Time-Vesting Options will vest and become exercisable with respect to 25% of the Time-Vesting Options subject to the Option on each of the first four anniversaries of June 15, 2023. The Performance-Vesting Options will vest and become exercisable based on both (1) the achievement of pre-determined price per share goals and (2) Mr. Goldston’s service through the applicable vesting date. The weighted average exercise price of the Time-Vesting Options and Performance-Vesting Options was $6.43 per option (after the 2024 Inducement Plan Repricing, as defined below).

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

Employee Stock Purchase Plan ("ESPP")

In May 2022, the Company established an ESPP, the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or ending of each six-month purchase period. The number of shares of Class A common stock available under the ESPP is increased on January 1 of each calendar year beginning on January 1, 2022 and ending on January 1, 2031 by an amount equal to the lesser of (i) 1% of the total number of shares of Class A and Class X common stock outstanding as of the final day of the immediately preceding calendar year and (ii) the number of shares determined by the Company's Board. On January 1, 2025, the number of shares available for issuance under the ESPP increased by 69,478 pursuant to the terms of the ESPP. As of December 31, 2025, 191,709 shares of Class A common stock remain available for issuance under the ESPP.

During the year ended December 31, 2025, 39,442 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $3.62 per share.

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024

Weighted-average risk-free rate	4.1%	5.0%
Dividend yield rate	—	—
Weighted-average volatility	79.1%	100.6%
Expected term (in years)	0.50	0.50
Weighted-average grant date fair value	$1.15	$2.36

Compensation Warrants

During the year ended December 31, 2020, the Company issued warrants for the purchase of 79,612 of the Company's Class A common stock at an exercise price of $126.00 per share. These warrants vest 25% at the grant date and 25% at each of the first, second, and third anniversaries of the grant date. The warrants have a 10-year contractual term.

As of December 31, 2025, 79,612 warrants were exercisable. Compensation cost associated with the warrants was recognized over the requisite service period, which was 4.25 years.

Equity-Based Compensation Expense

Equity-based compensation expense, which also includes the option repricing in the year ended December 31, 2024 and the modifications of stock awards for the years ended December 31, 2025 and 2024, was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$602	$1,215
Selling and marketing	614	6,445
Enterprise technology and development	441	957
General and administrative	3,958	8,452
Total equity-based compensation	$5,615	$17,069

As of December 31, 2025, the total unrecognized equity-based compensation expense was $5.6 million, which will be recognized over a weighted-average remaining period of 2.19 years.

In connection with the restructuring activities that took place during the years ended December 31, 2025 and 2024, the Company modified certain stock awards of terminated employees (two employees in the three months period ended June 30, 2025, approximately 10 employees in the three month period ended March 31, 2025, approximately 150 employees in the three month period ended September 30, 2024, and approximately 40 employees in the three month period ended March 31, 2024). See Note 14, Restructuring, for additional information on the restructuring activities. The modifications in the year ended December 31, 2025 and 2024 included accelerating the vesting of any options that would have vested within three to six months of the employee's termination date (12 months for former executives of the Company), and all vested options will be available for exercise for a total of six months after the employee's termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized $0.9 million and $0.8 million reduction to equity-based compensation expense in the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

The fair value of each award that vests solely based on time as of the date of grant is estimated using a Black-Scholes option-pricing model.

The vesting periods are based on the terms of the option grant agreements, generally four to five years. The risk-free interest rates are based on the U.S. Treasury rates as of the grant dates for the expected terms of the options. The price volatilities represent calculated values based on the historical price volatilities of publicly traded companies within the Company’s industry group and the Company's historical volatility over the options’ expected terms. The expected terms of the options granted are estimated using the simplified method by taking an average of the vesting periods and the original contractual terms.

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

Note 17. Income Taxes

The components of the Company’s loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024
U.S.	$(4,686)	$(73,752)
Foreign	1,951	2,349
Loss before income taxes	$(2,735)	$(71,403)

The components of the income tax benefit (provision), net were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State and local	(79)	(140)
Foreign	(46)	(94)
	$(125)	$(234)
Deferred:
Federal	$—	$(6)
State and local	—	1
Foreign	—	—
	—	(5)
Income tax provision, net	$(125)	$(239)

The Company has continued to record a full VA against its DTAs at December 31, 2025 and 2024.

The provision for income taxes results in effective rates that differ from applicable statutory rates. A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory federal income tax rate after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025		2024
U.S. federal statutory tax rate	$574	21.0%	$14,995	21.0%
State and local income taxes, net of federal income tax effect (1)	(79)	(2.9%)	(152)	(0.2%)
Foreign tax effects - other	(46)	(1.7%)	(88)	(0.1%)
Nontaxable and nondeductible items
Equity-based compensation	(3,782)	(138.3%)	(2,719)	(3.8%)
Common stock warrant liability	(416)	(15.2%)	240	0.3%
Return-to-provision adjustment	(18)	(0.7%)	657	0.9%
Goodwill impairment	—	—	(4,200)	(5.9%)
Other	47	1.7%	2	—
Changes in valuation allowance	3,595	131.5%	(8,974)	(12.5%)
Total	$(125)	(4.6%)	$(239)	(0.3%)

(1)The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Texas.

DTAs and DTLs are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$94,044	$89,640
Equity-based compensation	10,645	14,142
Tax basis step-up	8,700	10,135
Inventory	7,979	12,478
Capitalized research expense	7,676	10,505
Intangible assets	5,469	6,060
Interest expense carryover	3,997	3,316
R & D credit carryover	3,886	3,886
Deferred income	1,167	61
Foreign tax credit carryover	1,041	920
Property and equipment	976	624
Capital loss carryforwards	886	—
Lease obligations	473	849
Accrued expenses	320	374
Accrued employee compensation and benefits	298	579
Other	732	1,461
Total deferred tax assets	148,289	155,030
Deferred tax liabilities:
Prepaid expenses	(1,385)	(1,714)
Content assets	(1,284)	(2,520)
Right-of-use assets	(398)	(750)
Total deferred tax liabilities	(3,067)	(4,984)
Net deferred tax assets before valuation allowance	145,222	150,046
Valuation allowance	(145,222)	(150,047)
Net deferred tax liabilities	$—	$(1)

Net deferred tax liabilities are included in other liabilities in the consolidated balance sheet.

As of December 31, 2025, the Company has accumulated U.S. federal and state net operating loss ("NOL") carryforwards of $377.4 million and $439.6 million, respectively. Of the federal NOL carryforwards, $2.3 million was generated before January 1, 2018 and subject to a 20-year carryforward period. The remaining $375.1 million can be carried forward indefinitely but is subject to an 80% taxable income limitation. The U.S. federal losses subject to carryforward limitations and state NOL carryforwards will begin to expire in 2037 and 2026, respectively. As of December 31, 2025, the Company has accumulated U.S. federal and state research tax credits of $3.5 million and $1.7 million, respectively. The U.S. federal research tax credits will begin to expire in 2039. The U.S. state research tax credits do not expire.

Uncertain Tax Positions

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024

Unrecognized tax benefits, beginning of year	$1,044	$1,044
Additions for current year tax positions	—	—
Unrecognized tax benefits (excluding interest and penalties), end of year	1,044	1,044
Interest and penalties associated with unrecognized tax benefits	—	—
Unrecognized tax benefits including interest and penalties, end of year	$1,044	$1,044

The unrecognized tax benefits are recorded as a reduction in the Company’s gross DTAs. The unrecognized tax benefits would not impact the Company’s effective tax rate if recognized as the Company maintains a full valuation allowance on its net deferred tax assets.

The Company files U.S. federal, numerous state and local income, franchise, U.K., and Canada tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state, local, or Canada tax examination by taxing authorities for years prior to 2022. For the U.K., the Company is no longer subject to tax examinations by the taxing authorities for years prior to 2023.

Note 18. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan for the benefit of all employees who have met the eligibility requirements. Participants may contribute up to 75% of their eligible compensation, subject only to annual limitations set by the Internal Revenue Service. The Company matched 50% of participant contributions, up to 4% of the participant's total compensation for the years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, the Company recorded expense for matching contributions of $0.5 million and $1.2 million, respectively.

Note 19. Earnings (Loss) per Share

The computation of loss per share of Class A and Class X common stock is as follows (in thousands, except share and per share information):

	Year Ended December 31,
	2025	2024

Numerator:
Net loss	$(2,860)	$(71,642)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,971,428	6,818,052

Net loss per common share, basic and diluted	$(0.41)	$(10.51)

Basic net loss per common share is the same as dilutive net loss per common share for the years ended December 31, 2025 and 2024 as the inclusion of all potential common shares would have been antidilutive.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024
Time-Vesting Options	714,618	1,008,017
RSUs	517,580	326,226
Compensation warrants	79,612	79,612
Public and Private Placement Warrants	306,667	306,667
Term Loan warrants	97,482	97,482
Common Stock Warrants	543,590	543,590
Forest Road Earn-out Shares	75,000	75,000
	2,334,549	2,436,594

The Forest Road Earn-out Shares are unvested and are subject to forfeiture if certain earnout conditions are not satisfied. Subject to certain other terms and conditions, the Forest Road Earn-out Shares will vest, in equal tranches of 10% each, commencing on December 22, 2021, upon the occurrence of the Company's last sale price on The Nasdaq Stock Market LLC exceeding each of the following price per share thresholds for any 20 trading days within any consecutive 30-day trading period: $600.00, $650.00, $700.00, $750.00 and $800.00. Any Forest Road Earn-out

Shares that do not vest within ten years will be forfeited. The Forest Road Earn-out Shares are accounted for as equity-classified equity instruments and recorded in additional paid in capital. As of December 31, 2025, all Forest Road Earn-out Shares are unvested. The Forest Road Earn-out Shares are considered participating securities as they would share in any dividends declared by the Company. However, as there is no specific requirement to allocate any losses of the Company to the holders of the Forest Road Earn-out Shares and there is no legal requirement to have them fund such losses, the two-class method for earnings per share is not applicable for loss periods.

Note 20. Related Party Transactions

The Company has a royalty agreement with a company related to the controlling shareholder. The related party assisted the Company with the development of several products and receives royalties based on the sales of these products. Total payments to the related party were approximately $0.4 million and $0.4 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, $0.2 million and $0.2 million, respectively, was due to the related party pursuant to the royalty agreement.

A minority shareholder and director of the Company is also a shareholder in a law firm that provides legal services to the Company. Total payments to the related party were $0.3 million and $0.7 million during the years ended December 31, 2025 and 2024, respectively. The Company’s accounts payable to the firm was approximately zero as of each of December 31, 2025 and 2024.

Note 21. Parent Only Financial Statements

The Beachbody Company, Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. There are restrictions under the Credit Agreement described in Note 10, Debt, on the Company's ability to obtain funds from any of its subsidiaries through dividends. Accordingly, the following condensed financial information is presented on a "Parent Only" basis in which The Beachbody Company, Inc.'s investment in its consolidated subsidiaries are presented under the equity method of accounting.

Schedule I

The Beachbody Company, Inc.

(Parent Company Only)

Condensed Balance Sheet

(in thousands, except share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Prepaid expenses	$—	$12
Investment in subsidiaries	465,533	463,030
Total current assets	465,533	463,042
Total assets	$465,533	$463,042
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$-	$8
Due to subsidiaries	430,060	432,691
Total current liabilities	430,060	432,699
Warrant liabilities	4,153	2,173
Total liabilities	434,213	434,872
Stockholders’ equity:
Class A: 4,450,721 and 4,218,828 shares issued and outstanding at December 31, 2025 and 2024, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at December 31, 2025 and 2024, respectively;	1	1
Additional paid-in capital	677,743	671,735
Accumulated deficit	(646,425)	(643,567)
Total stockholders’ equity	31,320	28,170
Total liabilities and stockholders’ equity	$465,533	$463,042

See note to condensed financial statements.

Schedule I

The Beachbody Company, Inc.

(Parent Company Only)

Condensed Statement of Operations and Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024
Change in fair value of warrant liabilities	$(1,980)	$1,144
Other income	—	(5)
Equity in net loss of subsidiaries	(878)	(72,807)
Net loss and total comprehensive loss	$(2,858)	$(71,668)

See note to condensed financial statements.

Schedule I

The Beachbody Company, Inc.

(Parent Company Only)

Condensed Statement of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,858)	$(71,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of warrant liabilities	1,980	(1,144)
Equity in net loss of subsidiaries	878	72,807
Changes in operating assets and liabilities:
Prepaid expenses	12	—
Accrued expenses	(8)	1
Net cash provided by (used in) operating activities	4	(4)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Decrease in due to subsidiaries	(397)	(30)
Proceeds from exercise of stock options	524	—
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	143	272
Tax withholdings payments for vesting of restricted stock	(274)	(263)
Net cash used in financing activities	(4)	(21)
Net decrease in cash and cash equivalents	—	(25)
Cash and cash equivalents, beginning of year	—	25
Cash and cash equivalents, end of year	$—	$—

See note to condensed financial statements.

Note to Condensed Financial Statements of The Beachbody Company, Inc. (Parent Company Only)

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of The Beachbody Company, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed the specified threshold amount of the consolidated net assets of the Company. The ability of The Beachbody Company, Inc.'s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ outstanding ABL Facility as described in Note 10, Debt, to the audited consolidated financial statements. These condensed parent company-only financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. These condensed parent company-only financial statements should be read in conjunction with the consolidated financial statements and related notes.

Note 22. Subsequent Events

As mentioned in Note 10, Debt, on January 7, 2026, the Company and Tiger entered into the Amended ABL Facility Credit Agreement, which amended the Company’s existing Credit Agreement. The Amended ABL Facility Credit Agreement amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) eliminate the capital expenditures covenant, (2) increase the minimum liquidity financial covenant from $12 million to $15 million, (3) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $4.6 million greater than the outstanding debt principal, (a Covenant Testing Period, as defined in the Amended ABL Facility Credit Agreement), (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 850,000 to 700,000, which is tested if a Covenant Testing Period (as defined in the Amended ABL Facility Credit Agreement) has been triggered, (5) add an additional financial covenant such that if a Covenant Testing Period (as defined in the Amended ABL Facility Credit Agreement) is in effect, the Company must maintain a minimum BFCCR (as defined in the Amended ABL Facility Credit Agreement) of at least 1.1x, (6) extended the date for potential decrease in the interest rate of the ABL Facility from SOFR plus 9.00% to SOFR plus 7.75% from May 13, 2026 to December 31, 2026, (7) extended the Make Whole prepayment premium from November 13, 2026 to July 7, 2027, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred a 1% amendment fee on the outstanding ABL Facility balance prior to the amendment (fee of $0.3 million) which was recorded as of the ABL Facility First Amendment Effective Date in the consolidated balance sheet as a reduction of long-term debt and is being amortized over the remaining term of the ABL Facility using the effective-interest method.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, which is the end of the period covered by this Annual Report, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

With the participation of our Chief Executive Officer and our Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the system of internal control over financial reporting was effective as of December 31, 2025.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required for this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required for this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 12(a). Security Ownership of Certain Beneficial Owners.

The information required for this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 12(b). Security Ownership of Management.

The information required for this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 12(c). Changes in Control.

The information required for this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.

The information required for this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required for this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required for this item will be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)1. Financial Statements

(a)2. Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2025 and 2024 are filed as part of this report and should be read in conjunction with the consolidated financial statements (in thousands).

	December 31,
	2025	2024
Deferred tax asset valuation allowance, beginning of year	$150,047	$142,836
Additions charged to earnings	(4,825)	7,211
Deferred tax asset valuation allowance, end of year	$145,222	$150,047

(a)3. Exhibits

Exhibits required under Item 601 of Regulation S-K:

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.
2.1	Agreement and Plan of Merger, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., BB Merger Sub, Inc., Myx Merger Sub, LLC, The Beachbody Company Group, LLC, And Myx Fitness Holdings, LLC.	8-K/A	2.1	2/16/2021	001-39735
3.1	Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	10-K	3.1	3/28/2025	001-39735
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	11/27/2023	001-39735
3.3	Second Amended and Restated Bylaws of The Beachbody Company, Inc	8-K	3.1	12/18/24	001-39735
4.1	Specimen Class A Common Stock Certificate of The Beachbody Company, Inc.	8-K	4.1	7/1/2021	001-39735
4.2	Warrant Agreement, dated November 24, 2020, by and between Forest Road Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.2	7/1/2021	001-39735
4.3	Description of Securities.	10-K	4.3	3/1/2022	001-39735
4.4	Form of Warrant.	10-Q	10.3	8/8/2022	001-39735
4.5	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	12/13/2023	001-39735
4.6	Form of Common Stock Purchase Warrant	8-K	4.2	12/13/2023	001-39735
4.7	Form of Second Amended and Restated Warrant to Purchase Stock	8-K	10.2	4/8/2024	001-39735
4.8	Form of Third Amended and Restated Warrant to Purchase Stock	8-K	10.2	10/21/2024	001-39735
10.1	Form of Subscription Agreement.	S-4/A	10.1	5/27/2021	333-253136
10.2	Sponsor Agreement, dated as of February 9, 2021, by and among Forest Road Acquisition Corp., Forest Road Acquisition Sponsor LLC and The Beachbody Company Group, LLC.	S-4/A	10.2	5/27/2021	333-253136
10.3	Amended and Restated Registration Rights Agreement, by and among The Beachbody Company, Inc., Forest Road Acquisition Sponsor LLC, The Beachbody Company Group, LLC, Kevin Mayer and certain stockholders of The Beachbody Company, Inc.	8-K	10.3	7/1/2021	001-39735
10.4^	The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.2	7/9/2021	001-39735
10.5^	The Beachbody Company, Inc. Employee Stock Purchase Plan.	8-K	10.3	7/9/2021	001-39735
10.6^	Form of Stock Option Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.4	7/9/2021	001-39735
10.7^	Form of RSU Agreement pursuant to The Beachbody Company, Inc. 2021 Incentive Award Plan.	8-K	10.5	7/9/2021	001-39735

10.8^	First Amendment to the Beachbody Company, Inc. 2021 Incentive Award Plan	8-K	10.1	6/7/2024	001-39735
10.9^	Non-Employee Director Compensation Program.	8-K	10.6	7/9/2021	001-39735
10.10^	The Beachbody Company, Inc. Amended and Restated 2020 Equity Compensation Plan.	8-K	10.7	7/9/2021	001-39735
10.11^	The Beachbody Company, Inc. Deferred Compensation Plan for Directors	10-K	10.10	3/16/2023	001-39735
10.12^	Separation, General Release and Independent Contractor Services Agreement, dated April 19, 2022, by and among Beachbody, LLC, The Beachbody Company, Inc. and Sue Collyns	10-Q	10.2	5/9/2022	001-39735
10.13^	Revised Offer of Employment Letter, dated as of May 10, 2022, as amended, by and between Beachbody, LLC and Kathy Vrabeck.	10-Q	10.1	8/8/2022	001-39735
10.14^	Confidential Separation and General Release Agreement, dated as of March 10, 2023 and effective May 1, 2023, by and between Beachbody, LLC and Blake Bilstad.	10-K	10.15	3/16/2023	001-39735
10.15	Form of Indemnification Agreement.	8-K	10.1	5/9/2022	001-39735
10.16	Warrant Agreement, dated September 18, 2020, by and between The Beachbody Company Group, LLC and Akron Supplement, LLC.	S-4/A	10.12	5/10/2021	333-253136
10.17	Warrant Agreement, dated September 18, 2020, by and between The Beachbody Company Group, LLC and Schwarzenegger Blind Trust.	S-4/A	10.13	5/10/2021	333-253136
10.18	Securities Purchase Agreement	8‑K	10.2	12/13/2023	001-39735
10.19	Offer Letter, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Mark Goldston.	8‑K	10.1	6/15/2023	001-39735
10.20	The Beachbody Company, Inc. 2023 Employee Inducement Incentive Award Plan.	8‑K	10.2	6/15/2023	001-39735
10.21	Option Agreement under 2023 Employee Inducement Incentive Award Plan, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Mark Goldston.	8‑K	10.3	6/15/2023	001-39735
10.22	Forfeiture Agreement, dated as of June 15, 2023, by and between The Beachbody Company, Inc. and Carl Daikeler.	8‑K	10.4	6/15/2023	001-39735
10.23	Letter Agreement by and between Beachbody, LLC and Michael Neimand, dated April 10, 2024	8-K	10.1	4/16/2024	001-39735
10.24	Letter Agreement by and between Beachbody, LLC and Brad Ramberg, dated February 24, 2025	8-K	10.1	2/28/2025	001-39735
10.25	Amended and Restated Stock Option Grant Notice and Agreement Inducement, dated as of November 13, 2024, by and between The Beachbody Company, Inc. and Mark Goldston.	10-K	10.33	3/28/2025	001-39735
10.26	Credit Agreement dated as of May 13, 2025, among The Beachbody Company, Inc., as the Parent, Beachbody, LLC, as the Administrative Borrower, the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Tiger Finance, LLC, as Agent	10-Q	10.2	5/15/2025	001-39735

10.27	Amendment No. 1 to Credit Agreement, dated as of January 7, 2026 by and among The Beachbody Company, Inc., Beachbody, LLC, the borrower parties thereto, the guarantor parties thereto, the lenders party thereto and Tiger Finance, LLC as administrative and collateral agent	8-K	10.1	1/8/2026	001-39735
19.1	Insider Trading Policy	10-K	19.1	3/28/2025	001-39735
21.1	Subsidiaries of the Company	10-K	21.1	3/28/2025	001-39735
23.1	Consent of Deloitte & Touche LLP					*
24.1	Powers of Attorney (incorporated by reference to the signature page hereto)					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**
97.1	The Beachbody Company, Inc. Compensation Clawback Policy effective as of October 2, 2023.	10-K	97.1	3/11/2024	001-39735
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.
^	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEACHBODY COMPANY, INC.

Date: March 10, 2026	By:	/s/ Brad Ramberg
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

Name	Title	Date

/s/ Carl Daikeler	Director and Chief Executive Officer (Principal Executive Officer)	March 10, 2026
Carl Daikeler

/s/ Brad Ramberg	Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)	March 10, 2026
Brad Ramberg

/s/ Mark Goldston	Executive Chairman, Director	March 10, 2026
Mark Goldston

/s/ Mary Conlin	Director	March 10, 2026
Mary Conlin

/s/ Kristin Frank	Director	March 10, 2026
Kristin Frank

/s/ Michael Heller	Director	March 10, 2026
Michael Heller

/s/ Ann Lundy	Director	March 10, 2026
Ann Lundy

/s/ Kevin Mayer	Director	March 10, 2026
Kevin Mayer

/s/ John Salter	Director	March 10, 2026
John Salter

/s/ Ben Van de Bunt	Director	March 10, 2026
Ben Van de Bunt