Form 10-Q
period 2026-03-31
Beachbody Company, Inc.
filed 2026-05-12
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

There were 4,512,761 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of May 6, 2026.

Glossary of Abbreviations and Acronyms

The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ABL	Asset-Based Lending	MAU	Monthly Active Users
AFCO	AFCO Acceptance Corporation	MLM	Multi-Level Marketing
ASC	Accounting Standards Codification	RSU	Restricted Stock Units
bps	Basis Point(s); 1 bp = 0.01%	SEC	Securities and Exchange Commission
BFCCR	Billings Fixed Charge Coverage Ratio	SOFR	Secured Overnight Financing Rate
BODi	Beachbody On Demand Interactive	UK	United Kingdom
CD	Certificate of Deposit
CEO	Chief Executive Officer
CODM	Chief Operating Decision Maker
DAU	Daily Active Users
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FIF	First Insurance Funding
GAAP	Generally Accepted Accounting Principles

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (restricted cash of $0.1 million at March 31, 2026 and December 31, 2025, respectively)	$36,591	$39,017
Restricted short-term investments	4,250	4,250
Inventory	10,130	9,410
Prepaid expenses	6,952	6,823
Other current assets	3,652	4,338
Total current assets	61,575	63,838
Property and equipment, net	7,067	8,523
Content assets, net	5,929	6,292
Goodwill	65,166	65,166
Right-of-use assets, net	1,426	1,625
Other assets	1,967	1,591
Total assets	$143,130	$147,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,307	$5,304
Accrued expenses	14,237	18,408
Deferred revenue	55,167	56,866
Current portion of lease liabilities	942	1,036
Current portion of Term Loan	1,594	1,062
Other current liabilities	2,593	3,920
Total current liabilities	80,840	86,596
Term Loan	21,960	22,564
Long-term lease liabilities, net	602	738
Other liabilities	5,377	5,817
Total liabilities	108,779	115,715
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 4,506,164 and 4,450,721 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively;	1	1
Class C: no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	678,503	677,743
Accumulated deficit	(644,092)	(646,378)
Accumulated other comprehensive loss	(62)	(47)
Total stockholders’ equity	34,351	31,320
Total liabilities and stockholders’ equity	$143,130	$147,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2026	2025

Revenue:
Digital	$33,562	$42,911
Nutrition and other	20,722	28,653
Connected fitness	—	799
Total revenue	54,284	72,363
Cost of revenue:
Digital	4,230	6,211
Nutrition and other	11,055	13,451
Connected fitness	—	1,152
Total cost of revenue	15,285	20,814
Gross profit	38,999	51,549
Operating expenses:
Selling and marketing	18,759	30,970
Enterprise technology and development	9,407	12,596
General and administrative	7,719	11,657
Total operating expenses	35,885	55,223
Operating income (loss)	3,114	(3,674)
Other income (expense):
Change in fair value of warrant liabilities	(191)	(689)
Interest expense	(1,014)	(1,565)
Other income, net	409	225
Income (loss) before income taxes	2,318	(5,703)
Income tax provision	(32)	(45)
Net income (loss)	$2,286	$(5,748)

Net income (loss) per common share, basic (1)	$0.32	$(0.84)
Net income (loss) per common share, diluted (1)	$0.30	$(0.84)
Weighted-average common shares outstanding, basic	7,114	6,883
Weighted-average common shares outstanding, diluted	7,569	6,883

(1) In computing basic and diluted net income per common share, net income is reduced by the amount of undistributed net income allocated to participating securities other than common shares, as required under the two-class method. See Note 14: Income (loss) per Share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended March 31,
	2026	2025

Net income (loss)	$2,286	$(5,748)
Other comprehensive loss:
Foreign currency translation adjustment	(15)	(9)
Total other comprehensive loss	(15)	(9)
Total comprehensive income (loss)	$2,271	$(5,757)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at December 31, 2024	6,948	$2	$671,735	$(643,518)	$(49)	$28,170
Net loss	—	—	—	(5,748)	—	(5,748)
Other comprehensive loss	—	—	—	—	(9)	(9)
Equity-based compensation	55	—	1,726	—	—	1,726
Options exercised, net of tax withholdings	7	—	47	—	—	47
Tax withholdings on vesting of restricted stock	(22)	—	(151)	—	—	(151)
Balances at March 31, 2025	6,988	$2	$673,357	$(649,266)	$(58)	$24,035

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2025	7,180	$2	$677,743	$(646,378)	$(47)	$31,320
Net income	—	—	—	2,286	—	2,286
Other comprehensive loss	—	—	—	—	(15)	(15)
Equity-based compensation	89	—	1,118	—	—	1,118
Options exercised, net of tax withholdings	2	—	14	—	—	14
Tax withholdings on vesting of restricted stock	(36)	—	(372)	—	—	(372)
Balances at March 31, 2026	7,235	$2	$678,503	$(644,092)	$(62)	$34,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$2,286	$(5,748)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,228	2,888
Amortization of content assets	1,369	2,729
Provision for inventory	595	146
Change in fair value of warrant liabilities	191	689
Equity-based compensation	1,118	1,726
Amortization of debt issuance costs	178	728
Paid-in-kind interest expense	—	154
Change in lease assets	199	259
Changes in operating assets and liabilities:
Inventory	(1,315)	2,677
Content assets	(1,006)	(688)
Prepaid expenses	(129)	1,867
Other assets	294	10,985
Accounts payable	944	(1,310)
Accrued expenses	(4,188)	(5,597)
Deferred revenue	(2,247)	(7,369)
Other liabilities	(1,556)	(1,794)
Net cash (used in) provided by operating activities	(1,039)	2,342
Cash flows from investing activities:
Purchase of property and equipment	(684)	(694)
Net cash used in investing activities	(684)	(694)
Cash flows from financing activities:
Proceeds from exercise of stock options	14	47
Debt repayments	—	(3,625)
Tax withholding payments for vesting of restricted stock	(372)	(151)
Payment of debt issuance costs	(250)	—
Net cash used in financing activities	(608)	(3,729)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(95)	20
Net decrease in cash, cash equivalents, and restricted cash	(2,426)	(2,061)
Cash, cash equivalents and restricted cash, beginning of period	39,017	20,187
Cash, cash equivalents, and restricted cash, end of period	$36,591	$18,126
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$830	$645
Cash received during the year for Texas GMT income taxes	(21)	(27)
Cash (received) paid during the year for UK income taxes	(4)	9
Cash paid during the year for Canada income taxes	6	11
Cash paid during the year for income taxes from other jurisdictions	11	14
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$367	$331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“BODi” or the “Company”) is a leading fitness and nutrition company and the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription and/or digital program purchases on the Beachbody On Demand Interactive ("BODi") digital platform, accessible through a web browser, iOS devices, Android Devices, and Roku. BODi offers nutritional products such as Shakeology nutrition shakes and Beachbody Performance supplements, which have been designed and clinically tested to help customers achieve their goals. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”), social media marketing channels, and direct response advertising. On September 30, 2024, the Company announced strategic initiatives to transition its network business from a Multi-Level Marketing ("MLM") model with its Partners to a single level affiliate model (the "Pivot").

Basis of Presentation and Principles of Consolidation

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as determined by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, include all normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated in consolidation. The financial data and other financial information disclosed in the notes to these unaudited condensed consolidated financial statements are also unaudited. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to improve disclosures about a company's income taxes paid and the effective rate reconciliation table. The Company adopted this new accounting guidance on a retrospective basis on January 1, 2025, and the adoption did not have a material effect on its unaudited condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient and an accounting policy election (for all entities other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Company adopted this new accounting guidance on January 1, 2026, and the adoption did not have a material effect on its unaudited condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact, if any, of adopting this guidance on its unaudited condensed consolidated financial statements.

Note 2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended March 31,
	2026	2025

Geographic region:
United States	$50,114	$66,852
Rest of world[1]	4,170	5,511
Total revenue	$54,284	$72,363

(1) Consists of Canada, United Kingdom, and France. Other than the United States, no single country accounted for more than 10% of the Company's total revenue during the three months ended March 31, 2026 and 2025.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 98% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the three months ended March 31, 2026, the Company recognized $26.8 million of revenue that was included in the deferred revenue balance as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized $36.3 million of revenue that was included in the deferred revenue balance as of December 31, 2024.

Note 3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$767
Common Stock Warrants	—	—	3,577
Total liabilities	$—	$—	$4,344

	December 31, 2025
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$733
Common Stock Warrants	—	—	3,420
Total liabilities	$—	$—	$4,153

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their recorded value due to the short period of time to maturity. Restricted short-term investments of $4.3 million at March 31, 2026 consist of a one-year certificate of deposit (“CD”) that matures on July 26, 2026 with an interest rate of 3.5%, which is restricted due to a contractual agreement. The Company’s Term Loan Warrants (as defined below) and Common Stock Warrants (as defined below) are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Risk-free rate	3.8%	3.6%
Dividend yield rate	—	—
Volatility	91.7%	91.1%
Contractual term (in years)	3.36	3.60
Exercise price	$6.26	$6.26

The following table presents changes in the fair value of the Term Loan Warrants for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Balance, beginning of period	$733	$390
Change in fair value	34	114
Balance, end of period	$767	$504

For the three months ended March 31, 2026 and 2025, the change in the fair value of the Term Loan Warrants was due to the change in price of the Company's Class A Common Stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Risk-free rate	3.8%	3.6%
Dividend yield rate	—	—
Volatility	91.7%	90.4%
Contractual term (in years)	3.20	3.45
Exercise price	$11.24	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Balance, beginning of period	$3,420	$1,783
Change in fair value	157	575
Balance, end of period	$3,577	$2,358

For the three months ended March 31, 2026 and 2025, the change in the fair value of the Common Stock Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Note 4. Inventory

Inventory, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025

Raw materials and work in process	$4,842	$5,194
Finished goods	5,288	4,216
Total inventory	$10,130	$9,410

Total adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $0.6 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively. The Company recorded all of these adjustments in nutrition and other cost of revenue for the three months ended March 31, 2026 and 2025, respectively.

Note 5. Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net	$1,463	$1,138
Deferred Partner costs	743	1,371
Deferred Affiliate costs	558	645
Other	888	1,184
Total other current assets	$3,652	$4,338

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025

Computer software and web development	$107,359	$107,539
Computer equipment	9,634	12,553
Leasehold improvements	21	20
Furniture, fixtures and equipment	347	470
Computer software and web development projects in-process	153	—
Property and equipment, gross	117,514	120,582
Less: Accumulated depreciation	(110,447)	(112,059)
Total property and equipment, net	$7,067	$8,523

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations, as follows (in thousands):

	Three months ended March 31,
	2026	2025

Cost of revenue	$1,352	$1,558
Enterprise technology and development	876	1,330
Total depreciation	$2,228	$2,888

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Advertising	$3,459	$3,928
Employee compensation and benefits	2,687	3,796
Outside professional services	2,085	2,170
Sales and other taxes	1,720	1,928
Inventory, shipping and fulfillment	1,483	2,243
Information technology	1,334	1,308
Other accrued expenses	1,469	3,035
Total accrued expenses	$14,237	$18,408

As of December 31, 2025, we reclassified accrued Partner costs to other accrued expenses to conform to the current year presentation. This reclassification had no impact on total accrued expenses.

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $11.1 million and $11.5 million for the three months ended March 31, 2026 and 2025, respectively.

Other Current Liabilities

On October 1, 2025, the Company entered into a financing agreement with AFCO Acceptance Corporation ("AFCO") to finance certain of its annual insurance premiums. The Company financed $1.7 million, which will be paid over an eleven month period with the first payment due on November 1, 2025. The financing has an interest rate of 6.84% and AFCO has a security interest in the underlying policies that were financed. The $1.0 million and $1.4 million outstanding as of March 31, 2026 and December 31, 2025, respectively, is recorded in other current liabilities and accounts payable in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

On October 1, 2025, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain other of its annual insurance premiums. The Company financed $1.6 million, which will be paid over a nine month period with the first payment due on November 1, 2025. The financing has an interest rate of 6.82% and FIF has a security interest in the underlying policies that were financed. The $0.7 million and $1.2 million outstanding as of March 31, 2026 and December 31, 2025, respectively, is recorded in other current liabilities and accounts payable in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

Note 8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2029. During the three months ended March 31, 2026 and 2025, there were no losses on inventory purchase commitments. Service agreement obligations include amounts related to fitness and nutrition trainers, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding March 31, 2026 are as follows (in thousands):

Nine months ending December 31, 2026	$14,717
Year ending December 31, 2027	1,430
Year ending December 31, 2028 and thereafter	531
$16,678

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the three months ended March 31, 2026, the Company paid $0.7 million of royalty payments exclusive of guaranteed payments.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2029. These lease obligations will require payments of approximately $0.8 million during the nine months ending December 31, 2026, $0.5 million for the year ending December 31, 2027, and $0.4 million in total thereafter through 2029.

Contingencies

The Company is subject to litigation from time to time in the ordinary course of business. Such claims typically involve its products, intellectual property, and relationships with suppliers, customers, distributors, employees, and others. Contingent liabilities are recorded when it is both probable that a loss has occurred and the amount of the loss can be reasonably estimated. Although it is not possible to predict how litigation and other claims will be resolved, the Company does not believe that any currently identified claims or litigation matters will have a material adverse effect on its condensed consolidated financial position or results of operations.

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

On July 1, 2025, the Defendants in the Reilly Action filed a Motion to Dismiss action before the Delaware Chancery Court. On September 30, 2025, this Motion was granted, dismissing the action with prejudice and giving the Plaintiffs thirty days to file an appeal. On October 15, 2025, Plaintiffs filed a notice of appeal for the Reilly Action. The appeal was heard on April 22, 2026, and on May 7, 2026, the Supreme Court of the State of Delaware issued its order, affirming the lower court’s decision and dismissing the case.

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately

6,239 additional subscribers of BODi and intends to file similar demands for each person. The plaintiffs are seeking monetary damages as well as injunctive and equitable relief. As of September 11, 2025, the parties reached a settlement that resulted in a release of all threatened claims, including on behalf of all alleged affected subscribers.

The Company disputes the allegations in the above referenced active matters and intends to defend the matters vigorously. Some of our legal proceedings, such as the above referenced complaints, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, other than the pending and settled matters noted above, it is not possible to determine the probability of loss or estimate damages for any of the above matters, and therefore the Company has not established reserves for any proceedings, other than the pending and settled matters noted above. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Note 9. Debt

ABL Facility

On May 13, 2025, (the “Asset-Based Lending Facility Effective Date”), the Company, the lenders party thereto and Tiger Finance, LLC (“Tiger”), as administrative agent, entered into a $35.0 million ABL Facility, which includes a $10.0 million uncommitted accordion, that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The amount that the Company may borrow under the ABL Facility is based on a borrowing base calculated based on advance rates for the various assets serving as collateral for the ABL Facility. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. In connection with the ABL Facility, the Company incurred $1.8 million of third-party debt issuance costs which were recorded in the unaudited condensed consolidated balance sheet at March 31, 2026 as a reduction of long-term debt and are being amortized over the term of the ABL Facility using the effective-interest method. The ABL Facility bears interest based on the one-month Secured Overnight Financing Rate ("SOFR") plus 9.00% at its inception, which can decrease to the one-month SOFR plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio ("FCCR") is greater than 1.10x. The SOFR is subject to a 3.5% floor. The ABL Facility had an effective interest rate of 14.83% and a cash interest rate of 12.67% for the three months ended March 31, 2026. The Company recorded $1.0 million of interest related to the ABL Facility during the three months ended March 31, 2026. The ABL Facility is secured by a first lien on substantially all of the Company’s assets.

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

The Company’s financial covenants under the ABL Facility were as follows until they were amended as part of the Amended ABL Facility Credit Agreement (defined below):

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

See ABL Facility First Amendment below for discussion of the amendments to the above financial covenants.

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

Principal Balance-ABL Facility

As of March 31, 2026, the principal balance outstanding under the ABL Facility was $25.0 million. The aggregate amounts of payments due for the periods succeeding March 31, 2026 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Nine months ending December 31, 2026	$1,062
Year ending December 31, 2027	2,125
Year ending December 31, 2028	21,813
Total debt	25,000
Less current portion	(1,594)
Less unamortized debt discount and debt issuance costs	(1,446)
Total long-term debt	$21,960

The ABL Facility has no required payment of principal until July 1, 2026 and thereafter the principal payments are approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on the maturity date of May 13, 2028, unless extended pursuant to its terms.

Repayment of Term Loan

The Company used the proceeds from the ABL Facility to repay in full its Term Loan (as defined below) on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind interest of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million) and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the three months ended June 30, 2025.

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

The Term Loan bore interest at a rate per annum equal to the sum of an applicable margin of 7.15% and the SOFR (based upon an interest period of three months). In addition, the Term Loan borrowings bore additional interest at 3.00% per annum, paid in kind by capitalizing such interest and adding such capitalized interest to the outstanding principal amount of the Term Loan on each anniversary of the Effective Date. The Term Loan had an effective interest rate of 27.81% and a cash interest rate of 11.64% for the three months ended March 31, 2025. The Company recorded $1.5 million of interest related to the Term Loan during the three months ended March 31, 2025.

In connection with the Term Loan, the Company issued to certain holders affiliated with Blue Torch warrants for the purchase of 94,335 shares of the Company’s Class A common stock at an exercise price of $92.50 per share (the "Term Loan Warrants"). The Term Loan Warrants vest on a monthly basis over four years, with 30%, 30%, 20% and 20% vesting in the first, second, third and fourth years, respectively. The Term Loan Warrants have a seven-year term from the Effective Date. See Note 3, Fair Value Measurements, for information on the valuation of the Term Loan Warrants. The Term Loan Warrants were recorded in the unaudited condensed consolidated balance sheets as warrant liabilities. The initial fair value of the Term Loan Warrants, of $5.2 million, was being amortized as a debt discount over the term of the Term Loan using the effective-interest method. As noted above, when the Company repaid in full the Term Loan it wrote off the remaining unamortized debt discount. In connection with the Term Loan Second Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant First Amendment"). The amendment of the Term Loan Warrants amended the exercise price of the Term Loan Warrants from $92.50 per share to $20.50 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Second Amendment Effective Date by $0.8 million and was recorded as of the Second Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount was being amortized over the amended term of the Term Loan using the effective-interest method. In connection with the Equity Offering (as defined below), the Term Loan Warrants conversion ratio was amended resulting in an increase in the number of shares purchased upon the exercise of the Term Loan Warrants to 97,482 shares of the Company's Class A common stock. In connection with the Term Loan Fifth Amendment, the Company also amended and restated the Term Loan Warrants (the "Warrant Second Amendment"). The Warrant Second Amendment amended the exercise price of the Term Loan Warrants from $20.50 per share to $9.16 per share. The amended exercise price increased the fair value of the Term Loan Warrants as of the Term Loan Fifth Amendment Effective Date by $0.1 million and was recorded as of the Term Loan Fifth Amendment Effective Date as an incremental debt discount, and in addition to the remaining debt discount was being amortized over the amended term of the Term Loan using the effective interest method. In connection with the Term Loan Sixth Amendment, the Company also amended and restated the Term Loan Warrants for the purchase of 97,482 shares of the Company’s Class A common stock. The amendment of the Term Loan Warrants amended the exercise price from $9.16 per share to $6.26 per share.

Letter of credit

At March 31, 2026 and December 31, 2025, the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which is collateralized by $0.1 million of cash. This letter of credit expires on December 6, 2026 and is automatically extended for one-year terms unless notice of non-renewal is provided 60 days prior to the end of the applicable term. At March 31, 2026 and December 31, 2025, the cash collateralizing this letter of credit is classified as current restricted cash in our unaudited condensed consolidated balance sheet.

Note 10. Segment

The Company is a leading fitness and nutrition company. The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer ("CEO"). The Company defines its one segment on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources.

The Company’s CODM assesses the segments performance by using net income (loss). The CODM uses net income (loss) for its segment in the annual budget and forecasting process. The CODM considers budget to actual variances on a quarterly basis for its profit measures when making decisions about the allocation of operating and capital resources to the segment.

The Company recorded depreciation expense related to its property and equipment of $2.2 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively. See Note 6, Property and Equipment, Net, for additional information on the Company's depreciation expense. The Company recorded content amortization expense of $1.4 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively. The Company recorded interest income, which is recorded in other income, net, in the condensed consolidated statement of operations, of $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Since the Company has only one reporting segment, the presentation of the Company’s segment’s operating results is the same as the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 and the expenses on the condensed consolidated statement of operations are the significant segment expenses (see the Company’s condensed consolidated statement of operations) and its assets and liabilities are the same as the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (see the Company’s condensed consolidated balance sheets).

Note 11. Stockholders’ Equity

As of March 31, 2026, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock and 100,000,000 shares are designated as preferred stock.

Holders of each share of each class of Common Stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights and preferences of any holders of Preferred Stock outstanding at the time. As of March 31, 2026, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended March 31, 2026 and 2025 (in thousands):

Total[1]

Balances at December 31, 2024	$(49)
Other comprehensive loss before reclassifications	(9)
Balances at March 31, 2025	$(58)

Balances at December 31, 2025	$(47)
Other comprehensive loss before reclassifications	(15)
Balances at March 31, 2026	$(62)

1Total denotes foreign currency translation adjustments.

Note 12. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Time-Vesting Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	714,618	$22.82	6.51	$2,573
Granted	50,000	8.86
Exercised	(2,181)	6.43
Forfeited	(12,584)	6.43
Expired	(1,200)	6.43
Outstanding at March 31, 2026	748,653	$22.24	6.51	$2,930
Exercisable at March 31, 2026	433,553	$33.45	5.75	$1,656

A summary of restricted stock unit ("RSU") activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2025	517,580	$9.24
Granted	424,690	10.48
Vested	(88,566)	12.64
Outstanding at March 31, 2026	853,704	$9.50

The fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $1.1 million and $1.1 million, respectively.

On January 1, 2026, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 358,986 pursuant to the terms of the 2021 Plan. As of March 31, 2026, 1,088,715 shares of Class A common stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $0.4 million during the three months ended March 31, 2026, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

Equity-Based Compensation Expense

Equity-based compensation expense for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended March 31,
	2026	2025

Cost of revenue	$101	$201
Selling and marketing	139	270
Enterprise technology and development	96	161
General and administrative	782	1,094
Total equity-based compensation	$1,118	$1,726

The Company modified certain stock awards of terminated employees (approximately 10 employees in the three month period ended March 31, 2025). The modifications in the three months ended March 31, 2025 included accelerating the vesting of any options and RSU's that would have vested within three months of the employees termination date (12 months for a former executive of the Company), and all vested options were available for exercise for a total of six months after the employees’ termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized $0.9 million reduction to equity-based compensation expense in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025.

13. Income Taxes

The Company recorded a provision for income taxes of approximately zero for the three months ended March 31, 2026 and 2025. The effective tax rate was 1.4% and (0.8)% for the three months ended March 31, 2026 and 2025, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three months ended March 31, 2026 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three months ended March 31, 2026.

14. Income (loss) per Share

The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common stock and participating securities based upon their respective right to receive dividends as if all income for the period had been distributed. The Forest Road Earn-Out Shares are deemed participating securities. These participating securities do not contractually require the holders of such shares to participate in the Company's losses.

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. The Company applied the two-class method in arriving at basic and diluted income (loss) per common share and in determining diluted income (loss) per common share considering the impact of potentially dilutive securities applying the treasury stock method in arriving at the most dilutive result in arriving at diluted income (loss) per common share.

The computation of net income (loss) per share of Class A and Class X common stock is as follows (in thousands, except share and per share information):

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss)	$2,286	$(5,748)
Less: Income allocated to participating securities under two-class method	24	—
Net income (loss) available to common shareholders - two class method - basic and diluted	2,262	(5,748)

Denominator:
Weighted-average common shares outstanding, basic	7,113,795	6,882,988
Dilutive effect of:
RSUs	348,253	—
Options	107,145	—
Weighted-average common shares outstanding, diluted	7,569,193	6,882,988

Net income (loss) per common share, basic	$0.32	$(0.84)
Net income (loss) per common share, diluted	$0.30	$(0.84)

Basic net income (loss) per common share is the same as dilutive net income (loss) per common share for the three months ended March 31, 2025 as the inclusion of all potential common shares would have been antidilutive in that period.

The following table presents the common shares that are excluded from the computation of diluted net income (loss) per common share as of the periods presented because including them would have been antidilutive:

	Three months ended March 31,
	2026	2025

Time-vesting options	641,508	912,758
RSUs	505,451	603,155
Compensation warrants	79,612	79,612
Public and Private Placement Warrants	306,667	306,667
Term Loan Warrants	97,482	97,482
Common Stock Warrants	543,590	543,590
Forest Road Earn-out Shares	75,000	75,000
ESPP	11,730	—
	2,261,040	2,618,264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) as well as our financial statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Form 10-K"). Unless otherwise indicated, the terms “BODi,” “we,” “us,” or “our” refer to The Beachbody Company, Inc., a Delaware corporation, together with its consolidated subsidiaries.

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

Our revenue is generated primarily through a multi-channel network which includes our direct response advertising, affiliates, social media marketing channels, and e-commerce market places such as Amazon. In addition, prior to the Pivot (as defined below), an additional primary source of revenue was our network of Partners. Components of revenue include recurring digital subscription revenue, digital program sales, and revenue from the sale of nutritional and other products. In addition to selling individual products on a standalone basis, we bundle digital and nutritional products together at discounted prices.

On September 30, 2024, the Company announced a restructuring of its network business (the “Pivot”) which converted the Company’s multi-level marketing model (“MLM”) to a single level affiliate model.

For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

•
Total revenue was $54.3 million, a 25% decrease;
•
Digital revenue was $33.6 million, a 22% decrease;
•
Nutrition and other revenue was $20.7 million, a 28% decrease;
•
Connected fitness revenue, which we ceased in the first quarter of 2025, was zero, a 100% decrease;
•
Gross margin was 71.8%, an increase of 60 basis points ("bps");
•
Operating expenses were $35.9 million, compared to $55.2 million;
•
Operating income was $3.1 million, the Company's third consecutive quarter of operating income, compared to an operating loss of $3.7 million in the prior year period;
•
Net income was $2.3 million, the Company's third consecutive quarter of net income, compared to a net loss of $5.7 million;
•
Adjusted net income was $2.5 million, the Company's third consecutive quarter of adjusted net income, compared to a loss of $5.1 million in the prior year period; and
•
Adjusted EBITDA was $8.0 million, compared to $3.7 million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA, Adjusted net income (loss) and reconciliations of net income (loss) to Adjusted EBITDA and Adjusted net income (loss).

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

See Note 9, Debt, for additional information on the Amended ABL Facility Credit Agreement.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of March 31,
	2026	2025

Digital subscriptions (millions)	0.81	1.02
Nutritional subscriptions (millions)	0.06	0.08

	Three months ended March 31,
	2026	2025

Average digital retention	95.9%	97.0%
Total streams (millions)	17.8	20.7
DAU/MAU	33.1%	32.5%

Revenue (millions)	$54.3	$72.4
Gross profit (millions)	$39.0	$51.5
Gross margin	71.8%	71.2%

Net income (loss) (millions)	$2.3	$(5.7)
Adjusted net income (loss) (millions) (1)	$2.5	$(5.1)
Adjusted EBITDA (millions) (2)	$8.0	$3.7

(1) See “Non-GAAP Information” below for a reconciliation of net income (loss) to Adjusted Net Income (Loss) and an explanation for why we consider Adjusted Net Income (Loss) to be a helpful metric for investors.

(2) See “Non-GAAP Information” below for a reconciliation of net income (loss) to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

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

The table below presents our Adjusted EBITDA reconciled to our net income (loss), the closest GAAP measure, for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025

Net income (loss)	$2,286	$(5,748)
Adjusted for:
Depreciation and amortization	2,228	2,888
Amortization of capitalized cloud computing implementation costs	37	37
Amortization of content assets	1,369	2,729
Interest expense	1,014	1,565
Income tax provision	32	45
Equity-based compensation (1)	1,118	1,726
Change in fair value of warrant liabilities	191	689
Non-operating (2)	(316)	(218)
Adjusted EBITDA	$7,959	$3,713

(1)
Includes benefits due to the modification of stock awards of approximately zero and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.
(2)
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

The table below presents our adjusted net income (loss) reconciled to our net income (loss), the closest GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$2,286	$(5,748)
Adjusted for:
Change in fair value of warrant liabilities	191	689
Tax impact of adjustment (1)	(3)	(5)
Adjusted net income (loss)	$2,474	$(5,064)

(1) Tax impact calculated using the annual effective tax rate.

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

The table below presents our net cash position, which is our cash and cash equivalents less the debt on our balance sheet for the periods indicated:

	March 31,	December 31,
(in thousands)	2026	2025

Cash and cash equivalents	$36,591	$39,017
Less:
Current portion of Term Loan	1,594	1,062
Term Loan	21,960	22,564
Net cash position	$13,037	$15,391

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

The table below presents our free cash flow, which is our net cash provided by operating activities less cash used for the purchase of property and equipment for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025

Net cash (used in) provided by operating activities	$(1,039)	$2,342
Less:
Cash used in the purchase of property and equipment	684	694
Free cash flow	$(1,723)	$1,648

Results of Operations

The Company has one operating segment. The following discussion of our results and operations is on a consolidated basis.

(in thousands)	Three months ended March 31,
	2026	2025

Revenue:
Digital	$33,562	$42,911
Nutrition and other	20,722	28,653
Connected fitness	—	799
Total revenue	54,284	72,363
Cost of revenue:
Digital	4,230	6,211
Nutrition and other	11,055	13,451
Connected fitness	—	1,152
Total cost of revenue	15,285	20,814
Gross profit	38,999	51,549
Operating expenses:
Selling and marketing	18,759	30,970
Enterprise technology and development	9,407	12,596
General and administrative	7,719	11,657
Total operating expenses	35,885	55,223
Operating income (loss)	3,114	(3,674)
Other income (expense)
Change in fair value of warrant liabilities	(191)	(689)
Interest expense	(1,014)	(1,565)
Other income, net	409	225
Income (loss) before income taxes	2,318	(5,703)
Income tax provision	(32)	(45)
Net income (loss)	$2,286	$(5,748)

Revenue

Revenue includes digital subscriptions, digital program sales, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products (management ceased the sale of bike inventory in the first quarter of 2025), and other fitness-related products. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscriptions revenue is recognized ratably over the subscription period which at March 31, 2026 had an initial average life of approximately 13 months.

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$33,562	$42,911	$(9,349)	(22%)
Nutrition and other	20,722	28,653	(7,931)	(28%)
Connected fitness	-	799	(799)	(100%)
Total revenue	$54,284	$72,363	$(18,079)	(25%)

The decrease in digital revenue for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to a $8.5 million decrease in revenue from our digital streaming services due to 21% fewer average digital subscriptions in the current quarter as compared to the prior year as the result of lower demand.

The decrease in nutrition and other revenue for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to an $8.2 million decrease in revenue from nutritional products due to 9% fewer average nutritional subscriptions in the current quarter as compared to the prior year as the result of lower demand, a decrease in revenue due to a change to smaller serving sizes for certain products as well as promotional offerings in the current period. In addition, the decrease in nutrition and other revenue in the current period was due to a $0.5 million decrease in shipping revenue due to the decrease in nutritional products sold, partially offset by a $0.8 million increase in Amazon sales primarily due to the increased focus on this sales channel.

The decrease in connected fitness revenue for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

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

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$4,230	$6,211	$(1,981)	(32%)
Nutrition and other	11,055	13,451	(2,396)	(18%)
Connected fitness	—	1,152	(1,152)	(100%)
Total cost of revenue	$15,285	$20,814	$(5,529)	(27%)

Gross profit
Digital	$29,332	$36,700	$(7,368)	(20%)
Nutrition and other	9,667	15,202	(5,535)	(36%)
Connected fitness	—	(353)	353	100%
Total gross profit	$38,999	$51,549	$(12,550)	(24%)

Gross margin
Digital	87.4%	85.5%
Nutrition and other	46.7%	53.1%
Connected fitness	NM	(44.2%)
Total gross margin	71.8%	71.2%

NM-not meaningful

The decrease in digital cost of revenue for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a $1.4 million decrease in digital content amortization as a result of lower production spend and a $0.4 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets. The increase in digital gross margin for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the decrease in expenses as noted above.

The decrease in nutrition and other cost of revenue for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a $1.6 million decrease in product costs due to a decrease in the volume of products sold, a $0.8 million decrease in logistics expenses related to the decrease in nutrition and other revenue, and a $0.6 million decrease in personnel-related expense due to lower headcount primarily related to the restructuring activities that occurred in the past two years, partially offset by an increase in inventory adjustments of $0.4 million. The decrease in nutrition and other gross margin for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily as a result of the increase in inventory adjustments and decrease in revenue at a greater rate than the decrease in costs.

The decrease in connected fitness cost of revenue for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

Operating Expenses

Selling and Marketing

Selling and marketing expenses primarily include the cost of advertising, third-party commissions, royalties, Partner compensation, affiliate expenses (which began on November 1, 2024), and promotions and events, as well as the personnel expenses for employees and consultants who support these areas. Selling and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue, timing of new content and nutritional product launches, and the timing of our media investments to build awareness around launch activity.

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$18,759	$30,970	$(12,211)	(39%)
As a percentage of total revenue	34.6%	42.8%

The decrease in selling and marketing expense for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a $11.2 million decrease in Partner compensation (from $11.9 million for the three months ended March 31, 2025 to $0.7 million for the three months ended March 31, 2026) due to the Pivot (as we no longer have Partner compensation on new sales after November 1, 2024) and the Partner Compensation recorded in the current quarter was the amortization of Partner compensation that was deferred in prior periods.

Selling and marketing expense as a percentage of total revenue decreased by 820 bps primarily due to the Pivot and transition from the MLM model to an affiliate model which significantly reduced Partner compensation.

Enterprise Technology and Development

Enterprise technology and development expenses primarily include personnel-related expenses for employees and professional fees paid to consultants to maintain the Company’s enterprise resource planning system, which is the core of our accounting, procurement, supply chain and other business support systems and primarily relate to enterprise systems applications, hardware, and software that serve as the technology infrastructure for the Company and are not directly related to services provided or tangible goods sold. Enterprise technology and development expenses also include reporting and business analytics tools, security systems such as identity management and payment card industry compliance, office productivity software, research and development tracking tools, research and development expenses related to new nutritional product development, and other non-customer-facing applications. Enterprise technology and development expenses include payroll and related costs for employees involved in the research and development of new and existing products, enterprise technology hosting expenses, depreciation of enterprise technology-related assets, software licenses, and technology equipment leases.

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$9,407	$12,596	$(3,189)	(25%)
As a percentage of total revenue	17.3%	17.4%

The decrease in enterprise technology and development expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a $1.5 million decrease in technology expense, a $1.2 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years and a $0.5 million decrease in depreciation expense as a result of certain long-lived assets that were fully depreciated as of December 31, 2025.

Enterprise technology and development expense as a percentage of total revenue decreased by 10 bps primarily as a result of the decrease in expenses as noted above.

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expenses also include fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)

General and administrative	$7,719	$11,657	$(3,938)	(34%)
As a percentage of total revenue	14.2%	16.1%

The decrease in general and administrative expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a $1.6 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that have occurred in the past two years and a $1.1 million decrease in professional fees due to a decrease in litigation activity.

General and administrative expenses as a percentage of total revenue decreased by 190 bps as a result of the decrease in expenses as noted above.

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

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	$(191)	$(689)	$498	(72%)
Interest expense	(1,014)	(1,565)	551	(35%)
Other income, net	409	225	184	82%

The $0.5 million change in fair value of warrant liabilities during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily resulted from a 4.8% increase in our stock price during the current quarter as compared to an increase of 21.8% in the prior year quarter. The $0.6 million decrease in interest expense was primarily due to a decrease of approximately 45.3% in the effective interest rate on the ABL Facility for the three months ended March 31, 2026 as compared to the Term Loan for the three months ended March 31, 2025, partially offset by an increase of approximately 26.4% in the average principal debt balance outstanding during the three month period ended March 31, 2026 as compared to the prior year period.

Income Tax Provision

Income tax provision consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(32)	$(45)	$13	(29%)

The income tax provision decrease for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by changes in our valuation allowance and a decrease in the net expense from discrete events.

Liquidity and Capital Resources

ABL Facility and Repayment of Term Loan

On May 13, 2025, the Company, the lenders party thereto and Tiger, as administrative agent, entered into a $35.0 million ABL Facility, which includes a $10.0 million uncommitted accordion that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month SOFR plus 9.00% at its inception with a reduction in the rate to the one-month SOFR plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The ABL Facility is secured by a first lien on substantially all of the Company’s assets and there is no required payment of principal until July 1, 2026 and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms. During the three months ended March 31, 2026, the ABL Facility had an effective interest rate of 14.83% and a cash interest rate of 12.67%.

The Company used the proceeds from the ABL Facility to repay in full its Term Loan on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind interest of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million) and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the three months ended June 30, 2025.

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

The Company’s financial covenants under the ABL Facility were as follows until they were amended as part of the Amended ABL Facility Credit Agreement, which is discussed below:

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

See Note 9, Debt, for additional information on the Amended ABL Facility Credit Amendment.

Liquidity Considerations

We were in compliance with the financial covenants under our ABL Facility as of March 31, 2026. The Company believes it will have adequate cash flows to support its ongoing operations for at least one year following the date that these condensed consolidated financial statements are issued.

See Note 9, Debt, for additional information on the ABL Facility and the repayment of the existing Term Loan.

Term Loan

On August 8, 2022, the Company, Beachbody, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of the Company (the “Borrower”), and certain subsidiaries of the Company (together with the Company, the “Guarantors”), entered into a financing agreement (as amended, the “Financing Agreement”) with the lenders party thereto and Blue Torch Finance, LLC, ("Blue Torch") as administrative agent and collateral agent for such lenders, providing for a senior secured term loan facility in an initial aggregate principal amount of $50.0 million (the “Term Loan”). Obligations under the Financing Agreement were guaranteed by the Guarantors and secured by a lien on and security interest in substantially all of the assets of the Borrower and the Guarantors, subject to customary exceptions. Between January 1, 2024 and April 30, 2025, the Company made partial prepayments of $13.7 million on the Term Loan. As noted above, the Term Loan was repaid in full on May 13, 2025. During the three months ended March 31, 2025, the Term Loan was a SOFR loan, with an effective interest rate of 27.81% and a cash interest rate of 11.64%.

See Note 9, Debt, for additional information on the Term Loan.

Purchase Commitments and Lease Obligations

As of March 31, 2026, we have $18.4 million of purchase commitments and lease obligations associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

Cash Flows

For the three months ended March 31, 2026 and 2025, our net cash flows were as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)

Net cash (used in) provided by operating activities	$(1,039)	$2,342
Net cash used in investing activities	(684)	(694)
Net cash used in financing activities	(608)	(3,729)

As of March 31, 2026, we had cash and cash equivalents totaling $36.6 million.

Net cash (used in) provided by operating activities was $(1.0) million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase in net cash used in operating activities during the three months ended March 31, 2026, compared to the prior year period, was primarily due to a decrease in cash provided by other assets of $10.7 million and an increase in cash used for inventory of $4.0 million, partially offset by an increase in net income of $8.0 million and a decrease in cash used by deferred revenue of $5.1 million.

Net cash used in investing activities was $0.7 million for both the three months ended March 31, 2026 and 2025.

Net cash used in financing activities was $0.6 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in net cash used in financing activities was primarily due to principal payments on the Term Loan in the prior year.

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

Critical Accounting Policies and Estimates

There have been no material changes to the Company's critical accounting estimates discussed in the 2025 Annual Report on Form 10-K in Item 7 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates.

Recent Accounting Pronouncements

See Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the three months ended March 31, 2026 and 2025, approximately 8% and 8%, respectively, of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

The Company has no outstanding foreign exchange options at March 31, 2026 and December 31, 2025. As part of the Pivot, the Company decided to exit the sale of nutritional and other physical products in the United Kingdom (the "UK") and France. Nutrition and other revenue in the UK and France were not significant.

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $1.7 million increase or decrease in cost of revenue and operating expenses.

The aggregate notional amount of foreign exchange derivative instruments at March 31, 2026 and year ended December 31, 2025 was zero.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based upon that evaluation, our Chief

Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are and, from time to time, we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than as set forth below, there have been no material changes from the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

On July 1, 2025, the Defendants in the Reilly Action filed a Motion to Dismiss action before the Delaware Chancery Court. On September 30, 2025, this Motion was granted, dismissing the action with prejudice and giving the Plaintiffs thirty days to file an appeal. On October 15, 2025, Plaintiffs filed a notice of appeal for the Reilly Action. The appeal was heard on April 22, 2026, and on May 7, 2026, the Supreme Court of the State of Delaware issued its order, affirming the lower court’s decision and dismissing the case.

On October 14, 2024, the firm Milberg Coleman Bryson Phillips Grossman ("Milberg") filed 10 arbitration demands alleging that the Company violated the Video Privacy Protection Act. The arbitration demands state that Milberg currently represents approximately 6,239 additional subscribers of BODi and intends to file similar demands for each person. The plaintiffs are seeking monetary damages as well as injunctive and equitable relief. As of September 11, 2025, the parties reached a settlement that resulted in a release of all threatened claims, including on behalf of all alleged affected subscribers.

Item 1A. Risk Factors.

There have been no material developments with respect to the information previously reported under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-k.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

3.1	Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	10-K	3.1	3/11/2024	001-39735
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	11/27/2023	001-39735
3.3	Second Amended and Restated Bylaws of The Beachbody Company, Inc.	8-K	3.1	12/18/2024	001-39735
3.4	Amendment No. 1 to Credit Agreement, dated as of January 7, 2026 by and among The Beachbody Company, Inc., Beachbody, LLC, the borrower parties thereto, the guarantor parties thereto, the lenders party thereto and Tiger Finance, LLC as administrative and collateral agent	8-K	10.1	1/8/2026	001-39735
4.1	Form of Third Amended and Restated Warrant to Purchase Stock	8-K	10.2	10/21/2024	001-39735
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Beachbody Company, Inc.

Date: May 12, 2026	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Brad Ramberg
Brad Ramberg
Interim Chief Financial Officer
(Interim Principal Financial Officer)