Form 10-Q
period 2026-06-30
Beachbody Company, Inc.
filed 2026-08-10
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

There were 4,555,733 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of August 5, 2026.

Glossary of Abbreviations and Acronyms

The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ABL	Asset-Based Lending	MAU	Monthly Active Users
AFCO	AFCO Acceptance Corporation	MLM	Multi-Level Marketing
ASC	Accounting Standards Codification	PAGA	Private Attorney General Act of 2004
bps	Basis Point(s); 1 bp = 0.01%	RSU	Restricted Stock Units
BFCCR	Billings Fixed Charge Coverage Ratio	SEC	Securities and Exchange Commission
BODi	Beachbody On Demand Interactive	SOFR	Secured Overnight Financing Rate
CD	Certificate of Deposit	UK	United Kingdom
CEO	Chief Executive Officer
CODM	Chief Operating Decision Maker
DAU	Daily Active Users
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FIF	First Insurance Funding
GAAP	Generally Accepted Accounting Principles

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (restricted cash of $0.1 million at June 30, 2026 and December 31, 2025, respectively)	$32,389	$39,017
Restricted short-term investments	4,250	4,250
Inventory	12,570	9,410
Prepaid expenses	4,995	6,823
Other current assets	3,202	4,338
Total current assets	57,406	63,838
Property and equipment, net	5,815	8,523
Content assets, net	5,452	6,292
Goodwill	65,166	65,166
Right-of-use assets, net	1,224	1,625
Other assets	1,446	1,591
Total assets	$136,509	$147,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,839	$5,304
Accrued expenses	13,091	18,408
Deferred revenue	48,785	56,866
Current portion of lease liabilities	796	1,036
Current portion of Term Loan	2,125	1,062
Other current liabilities	1,351	3,920
Total current liabilities	72,987	86,596
Term Loan	21,440	22,564
Long-term lease liabilities, net	511	738
Other liabilities	4,381	5,817
Total liabilities	99,319	115,715
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 4,554,406 and 4,450,721 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively;	1	1
Class C: no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	679,931	677,743
Accumulated deficit	(642,708)	(646,378)
Accumulated other comprehensive loss	(35)	(47)
Total stockholders’ equity	37,190	31,320
Total liabilities and stockholders’ equity	$136,509	$147,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue:
Digital	$31,158	$39,693	$64,720	$82,604
Nutrition and other	18,455	24,172	39,177	52,825
Connected fitness	—	76	—	875
Total revenue	49,613	63,941	103,897	136,304
Cost of revenue:
Digital	4,030	4,893	8,260	11,104
Nutrition and other	9,837	11,740	20,892	25,191
Connected fitness	—	1,070	—	2,222
Total cost of revenue	13,867	17,703	29,152	38,517
Gross profit	35,746	46,238	74,745	97,787
Operating expenses:
Selling and marketing	15,634	25,528	34,393	56,498
Enterprise technology and development	9,884	10,611	19,291	23,207
General and administrative	8,560	11,571	16,279	23,228
Restructuring	—	2,492	—	2,492
Total operating expenses	34,078	50,202	69,963	105,425
Operating income (loss)	1,668	(3,964)	4,782	(7,638)
Other income (expense):
Loss on debt extinguishment	—	(2,166)	—	(2,166)
Change in fair value of warrant liabilities	519	1,558	328	869
Interest expense	(1,009)	(1,268)	(2,023)	(2,833)
Other income, net	324	41	733	266
Income (loss) before income taxes	1,502	(5,799)	3,820	(11,502)
Income tax provision	(118)	(101)	(150)	(146)
Net income (loss)	$1,384	$(5,900)	$3,670	$(11,648)

Net income (loss) per common share, basic (1)	$0.19	$(0.85)	$0.51	$(1.68)
Net income (loss) per common share, diluted (1)	$0.11	$(0.85)	$0.47	$(1.68)
Weighted-average common shares outstanding, basic	7,182	6,951	7,148	6,917
Weighted-average common shares outstanding, diluted	7,905	6,951	7,696	6,917

(1) In computing basic and diluted net income per common share, net income is reduced by the amount of undistributed net income allocated to participating securities other than common shares, as required under the two-class method. In computing the diluted net income per share, net income is adjusted for the change in fair value of warrant liabilities for warrants that are dilutive. See Note 15: Income (loss) per Share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net income (loss)	$1,384	$(5,900)	$3,670	$(11,648)
Other comprehensive income (loss):
Foreign currency translation adjustment	27	(6)	12	(15)
Total other comprehensive income (loss)	27	(6)	12	(15)
Total comprehensive income (loss)	$1,411	$(5,906)	$3,682	$(11,663)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at December 31, 2024	6,948	$2	$671,735	$(643,518)	$(49)	$28,170
Net loss	—	—	—	(5,748)	—	(5,748)
Other comprehensive loss	—	—	—	—	(9)	(9)
Equity-based compensation	55	—	1,726	—	—	1,726
Options exercised, net of tax withholdings	7	—	47	—	—	47
Tax withholdings on vesting of restricted stock	(22)	—	(151)	—	—	(151)
Balances at March 31, 2025	6,988	$2	$673,357	$(649,266)	$(58)	$24,035
Net loss	—	—	—	(5,900)	—	(5,900)
Other comprehensive loss	—	—	—	—	(6)	(6)
Equity-based compensation	69	—	2,015	—	—	2,015
Issuance of shares due to Employee Stock Purchase Plan	20	—	78	—	—	78
Tax withholdings on vesting of restricted stock	(11)	—	(64)	—	—	(64)
Balances at June 30, 2025	7,066	$2	$675,386	$(655,166)	$(64)	$20,158

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2025	7,180	$2	$677,743	$(646,378)	$(47)	$31,320
Net income	—	—	—	2,286	—	2,286
Other comprehensive loss	—	—	—	—	(15)	(15)
Equity-based compensation	89	—	1,118	—	—	1,118
Options exercised, net of tax withholdings	2	—	14	—	—	14
Tax withholdings on vesting of restricted stock	(36)	—	(372)	—	—	(372)
Balances at March 31, 2026	7,235	$2	$678,503	$(644,092)	$(62)	$34,351
Net income	—	—	—	1,384	—	1,384
Other comprehensive income	—	—	—	—	27	27
Equity-based compensation	23	—	1,285	—	—	1,285
Options exercised, net of tax withholdings	13	—	84	—	—	84
Issuance of shares due to Employee Stock Purchase Plan	15	—	95	—	—	95
Tax withholdings on vesting of restricted stock	(3)	—	(36)	—	—	(36)
Balances at June 30, 2026	7,283	$2	$679,931	$(642,708)	$(35)	$37,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$3,670	$(11,648)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,174	4,910
Amortization of content assets	2,669	5,018
Provision for inventory	829	559
Change in fair value of warrant liabilities	(328)	(869)
Equity-based compensation	2,403	3,741
Amortization of debt issuance costs	364	1,119
Paid-in-kind interest expense	—	218
Loss on debt extinguishment	—	2,166
Change in lease assets	400	523
Changes in operating assets and liabilities:
Inventory	(3,990)	4,340
Content assets	(1,829)	(1,290)
Prepaid expenses	1,828	4,348
Other assets	1,361	18,497
Accounts payable	1,531	(4,647)
Accrued expenses	(5,309)	(4,906)
Deferred revenue	(8,946)	(12,360)
Other liabilities	(3,109)	(3,139)
Net cash (used in) provided by operating activities	(4,282)	6,580
Cash flows from investing activities:
Purchase of property and equipment	(1,444)	(2,511)
Net cash used in investing activities	(1,444)	(2,511)
Cash flows from financing activities:
Proceeds from exercise of stock options	98	47
Debt borrowings	—	25,000
Debt repayments	—	(22,582)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	95	78
Tax withholding payments for vesting of restricted stock	(408)	(215)
Payment of debt issuance costs	(425)	(1,543)
Net cash (used in) provided by financing activities	(640)	785
Effect of exchange rates on cash, cash equivalents, and restricted cash	(262)	520
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,628)	5,374
Cash, cash equivalents and restricted cash, beginning of period	39,017	20,187
Cash, cash equivalents, and restricted cash, end of period	$32,389	$25,561
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,656	$900
Cash received during the year for US Federal income taxes	$—	$(324)
Cash paid during the year for Texas GMT income taxes	69	73
Cash (received) paid during the year for UK income taxes	(4)	16
Cash paid during the year for Canada income taxes	11	19
Cash paid during the year for income taxes from other jurisdictions	14	21
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$302	$481
Supplemental disclosure of noncash financing activities:
Debt issuance costs, accrued but not paid	—	238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Business

The Beachbody Company, Inc. (“BODi” or the “Company”) is the proactive wellness company delivering nutrition, supplements, and proven fitness programs that help people take control of their health inside and out. The Company is the creator of some of the world’s most popular fitness programs. The Company’s fitness programs are available for streaming through subscription and/or digital program purchases on the Beachbody On Demand Interactive ("BODi") digital platform, accessible through a web browser, iOS devices, Android Devices, and Roku. BODi offers nutritional products such as Shakeology nutrition shakes and Beachbody Performance supplements, which have been designed and clinically tested to help customers achieve their goals. The Company’s revenue has historically been generated primarily through a network of micro-influencers (“Partners”), social media marketing channels, and direct response advertising. On September 30, 2024, the Company announced strategic initiatives to transition its network business from a Multi-Level Marketing ("MLM") model with its Partners to a single level affiliate model (the "Pivot").

Basis of Presentation and Principles of Consolidation

The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates in our condensed consolidated financial statements include, but are not limited to, the useful life and recoverability of long-lived assets, the valuation of warrant liabilities, the recognition and measurement of income tax assets and liabilities, the impairment of goodwill, and the net realizable value of inventory. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ from those estimates. We periodically review estimates and assumptions and we reflect the effects of changes, if any, in the unaudited condensed consolidated financial statements in the period that they are determined.

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

Recently Adopted Accounting Pronouncements

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

Note 2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended June 30,
	2026	2025

Geographic region:
United States	$46,055	$58,997
Rest of world[1]	3,558	4,944
Total revenue	$49,613	$63,941

	Six months ended June 30,
	2026	2025

Geographic region:
United States	$96,169	$125,849
Rest of world[1]	7,728	10,455
Total revenue	$103,897	$136,304

(1) Consists of Canada, United Kingdom, and France. Other than the United States, no single country accounted for more than 10% of total revenue during the three and six months ended June 30, 2026 and 2025.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 99% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the three and six months ended June 30, 2026, the Company recognized $16.3 million and $43.1 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized $21.5 million and $57.8 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2024.

Note 3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$699
Common Stock Warrants	—	—	3,126
Total liabilities	$—	$—	$3,825

	December 31, 2025
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$733
Common Stock Warrants	—	—	3,420
Total liabilities	$—	$—	$4,153

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their recorded value due to the short period of time to maturity. Restricted short-term investments of $4.3 million at June 30, 2026 consist of a one-year certificate of deposit (“CD”) that matured on July 26, 2026 with an interest rate of 3.5%, which is restricted due to a contractual agreement. Upon the maturity of this CD on July 26, 2026, the Company entered into a $1.75 million 90 day CD at an interest rate of 3.0%. The remaining cash balance of $2.5 million will be available for general corporate purposes of the Company. The Company’s Term Loan Warrants (as defined below) and Common Stock Warrants (as defined below) are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

Private Placement Warrants

The Company's outstanding warrants for the purchase of 106,667 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the "Private Placement Warrants") expired unexercised on June 25, 2026. These warrants had no outstanding warrant liability at the time of their expiration.

Public Warrants

The Company's outstanding warrants for the purchase of 200,000 shares of the Company's Class A common stock at an exercise price of $575.00 per share (the "Public Warrants") expired unexercised on June 25, 2026. These warrants had no outstanding warrant liability at the time of their expiration.

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

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Risk-free rate	4.1%	3.6%
Dividend yield rate	—	—
Volatility	91.6%	91.1%
Contractual term (in years)	3.11	3.60
Exercise price	$6.26	$6.26

The following table presents changes in the fair value of the Term Loan Warrants for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$767	$504	$733	$390
Change in fair value	(68)	(265)	(34)	(151)
Balance, end of period	$699	$239	$699	$239

For the three and six months ended June 30, 2026 and 2025, the change in the fair value of the Term Loan Warrants was due to the change in price of the Company's Class A Common Stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Risk-free rate	4.1%	3.6%
Dividend yield rate	—	—
Volatility	89.3%	90.4%
Contractual term (in years)	2.95	3.45
Exercise price	$11.24	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$3,577	$2,358	$3,420	$1,783
Change in fair value	(451)	(1,293)	(294)	(718)
Balance, end of period	$3,126	$1,065	$3,126	$1,065

For the three and six months ended June 30, 2026 and 2025, the change in the fair value of the Common Stock Warrants resulted from the change in price of the Company’s Class A common stock, remaining contractual term, and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Note 4. Inventory

Inventory, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025

Raw materials and work in process	$5,888	$5,194
Finished goods	6,682	4,216
Total inventory	$12,570	$9,410

Total adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $0.2 million and $0.8 million during the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.6 million during the three and six months ended June 30, 2025, respectively. The Company recorded all of these adjustments in nutrition and other cost of revenue for the three and six months ended June 30, 2026 and 2025, respectively.

Note 5. Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net	$1,346	$1,138
Deferred Affiliate costs	450	645
Deferred Partner costs	376	1,371
Other	1,030	1,184
Total other current assets	$3,202	$4,338

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025

Computer software and web development	$102,116	$107,539
Computer equipment	9,671	12,553
Leasehold improvements	—	20
Furniture, fixtures and equipment	310	470
Computer software and web development projects in-process	241	—
Property and equipment, gross	112,338	120,582
Less: Accumulated depreciation	(106,523)	(112,059)
Total property and equipment, net	$5,815	$8,523

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Cost of revenue	$1,132	$775	$2,484	$2,333
Enterprise technology and development	814	1,247	1,690	2,577
Total depreciation	$1,946	$2,022	$4,174	$4,910

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Advertising	$3,124	$3,928
Employee compensation and benefits	2,876	3,796
Inventory, shipping and fulfillment	1,708	2,243
Outside professional services	1,524	2,170
Sales and other taxes	1,505	1,928
Information technology	1,334	1,308
Other accrued expenses	1,020	3,035
Total accrued expenses	$13,091	$18,408

As of December 31, 2025, we reclassified accrued Partner costs to other accrued expenses to conform to the current year presentation. This reclassification had no impact on total accrued expenses.

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $7.8 million and $18.9 million for the three and six months ended June 30, 2026, respectively, and $10.5 million and $22.1 million for the three and six months ended June 30, 2025, respectively.

Other Current Liabilities

On October 1, 2025, the Company entered into a financing agreement with AFCO Acceptance Corporation ("AFCO") to finance certain of its annual insurance premiums. The Company financed $1.7 million, which will be paid over an eleven month period with the first payment due on November 1, 2025. The financing has an interest rate of 6.84% and AFCO has a security interest in the underlying policies that were financed. The $0.5 million and $1.4 million outstanding as of June 30, 2026 and December 31, 2025, respectively, is recorded in other current liabilities and accounts payable in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

On October 1, 2025, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain of its annual insurance premiums. The Company financed $1.6 million, which will be paid over a nine month period with the first payment due on November 1, 2025. The financing has an interest rate of 6.82% and FIF has a security interest in the underlying policies that were financed. The $0.2 million and $1.2 million outstanding as of June 30, 2026 and December 31, 2025, respectively, is recorded in other current liabilities and accounts payable in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

Note 8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2029. During the three and six months ended June 30, 2026 and 2025, there were no losses on inventory purchase commitments. Service agreement obligations include amounts related to fitness and nutrition trainers, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding June 30, 2026 are as follows (in thousands):

Six months ending December 31, 2026	$12,267
Year ending December 31, 2027	2,442
Year ending December 31, 2028 and thereafter	1,201
$15,910

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the six months ended June 30, 2026, the Company paid $1.3 million of royalty payments exclusive of guaranteed payments.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2029. These lease obligations will require payments of approximately $0.5 million during the six months ending December 31, 2026, $0.5 million for the year ending December 31, 2027 and $0.4 million in total thereafter through 2029.

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

On July 1, 2025, the Defendants in the Reilly Action filed a motion to dismiss with the Delaware Chancery Court. On September 30, 2025, this motion to dismiss was granted, dismissing the action with prejudice and giving the Plaintiffs thirty days to file an appeal. On October 15, 2025, Plaintiffs filed a notice of appeal for the Reilly Action. The appeal was heard on April 22, 2026, and on May 7, 2026, the Supreme Court of the State of Delaware issued its order, affirming the lower court’s decision and dismissing the case.

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

The Company disputes the allegations in the above referenced active matters and intends to defend the matters vigorously. Some of our legal proceedings, such as the above referenced complaints, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, other than the pending and settled matters noted above, it is not possible to determine the probability of loss or estimate damages for any of the above matters, and therefore the Company has not established reserves for any of these proceedings other than the pending and settled matters noted above. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Note 9. Debt

ABL Facility

On May 13, 2025, (the “Asset-Based Lending Facility Effective Date”), the Company, the lenders party thereto and Tiger Finance, LLC (“Tiger”), as administrative agent, entered into a $35.0 million asset-based lending facility (the "ABL Facility"), which includes a $10.0 million uncommitted accordion, that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger (the "Credit Agreement"). The amount that the Company may borrow under the ABL Facility is based on a borrowing base calculated based on advance rates for the various assets serving as collateral for the ABL Facility. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. In connection with the ABL Facility, the Company incurred $1.8 million of third-party debt issuance costs which were recorded in the unaudited condensed consolidated balance sheet at June 30, 2026 as a reduction of long-term debt and are being amortized over the term of the ABL Facility using the effective-interest method. The ABL Facility bears interest based on the one-month Secured Overnight Financing Rate ("SOFR") plus 9.00% at its inception, which can decrease to the one-month SOFR plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The SOFR is subject to a 3.5% floor. The ABL Facility had an effective interest rate of 14.86% and a cash interest rate of 12.66% for the six months ended June 30, 2026. The Company recorded $1.0 million and $2.0 million of interest related to the ABL Facility during the three and six months ended June 30, 2026, respectively. The ABL Facility is secured by a first lien on substantially all of the Company’s assets.

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

The Company’s financial covenants under the ABL Facility were as follows until they were amended as part of the First Amended ABL Facility Credit Agreement (defined below):

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

See ABL Facility First Amendment and ABL Facility Second Amendment below for discussion of the amendments to the above financial covenants.

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

ABL Facility First Amendment

On January 7, 2026, (the “ABL Facility First Amendment Effective Date”), the Company and Tiger entered into Amendment No. 1 to the Credit Agreement (the "First Amended ABL Facility Credit Agreement") which amended the Company’s existing Credit Agreement. The First Amended ABL Facility Credit Agreement amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) eliminate the capital expenditures covenant, (2) increase the minimum liquidity financial covenant from $12 million to $15 million, (3) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $4.6 million greater than the outstanding debt principal (a Covenant Testing Period, as defined in the First Amended ABL Facility Credit Agreement), (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 850,000 to 700,000, which is tested if a Covenant Testing Period (as defined in the First Amended ABL Facility Credit Agreement) has been triggered, (5) add an additional financial covenant such that if a Covenant Testing Period (as defined in the First Amended ABL Facility Credit Agreement) is in effect, the Company must maintain a minimum billings fixed charge coverage ratio ("BFCCR") (as defined in the First Amended ABL Facility Credit Agreement) of at least 1.1x, (6) extended the date for potential decrease in the interest rate of the ABL Facility from SOFR plus 9.00% to SOFR plus 7.75% from May 13, 2026 to December 31, 2026, (7) extended the Make Whole prepayment premium from November 13, 2026 to July 7, 2027, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred a 1% amendment fee on the outstanding ABL Facility balance prior to the amendment (fee of $0.3 million) which was recorded as of the ABL Facility First Amendment Effective Date in the consolidated balance sheet as a reduction of long-term debt and is being amortized over the remaining term of the ABL Facility using the effective-interest method.

ABL Facility Second Amendment

On August 3, 2026, (the “ABL Facility Second Amendment Effective Date”), the Company and Tiger entered into Amendment No. 2 to the Credit Agreement (the "Second Amended ABL Facility Credit Agreement") which amended the Company’s existing Credit Agreement which had been previously amended by the ABL Facility First Amendment on January 7, 2026. The Second Amended ABL Facility Credit Agreement amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $22.5 million, (a Covenant Testing Period, as defined in the Second Amended ABL Facility Credit Agreement), a decrease from the previous required cash level of $4.6 million greater than the outstanding debt principal ($29.6 million at June 30, 2026), (2) eliminate the minimum BFCCR covenant, (3) increase the minimum liquidity financial covenant from $15 million to $18 million, which will decrease at a monthly amount of approximately $0.2 million beginning March 1, 2027, to $16 million, (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 700,000 to 650,000 through December 31, 2026 and 550,000 thereafter, which is tested if a Covenant Testing Period (as defined in the Second Amended ABL Facility Credit Agreement) has been triggered, (5) the Three Months Billings Target (as defined in the Second Amended ABL Facility Credit Agreement) increased from 90% to 92.5% of the forecast provided to the lender on the ABL Facility Second Amendment Effective Date, which is tested if a Covenant Testing Period (as defined in the Second Amended ABL Facility Credit Agreement) has been triggered, (6) the interest rate of the ABL Facility will remain at SOFR plus 9.00% till the maturity of the ABL Facility, (7) the monthly principal payment will increase by approximately $0.1 million, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred an amendment fee of $0.3 million which was recorded as of the ABL Facility Second Amendment Effective Date in the consolidated balance sheet as a reduction of long-term debt and is being amortized over the remaining term of the ABL Facility using the effective-interest method.

See Note 16, Subsequent Events, for additional information on the Second Amended ABL Facility Credit Agreement, including amendments to the financial covenants.

Principal Balance-ABL Facility

As of June 30, 2026, the principal balance outstanding under the ABL Facility was $25.0 million. The aggregate amounts of payments due for the periods succeeding June 30, 2026 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Six months ending December 31, 2026	$1,062
Year ending December 31, 2027	2,125
Year ending December 31, 2028	21,813
Total debt	25,000
Less current portion	(2,125)
Less unamortized debt discount and debt issuance costs	(1,435)
Total long-term debt	$21,440

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

Letter of credit

At June 30, 2026 and December 31, 2025, the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which is collateralized by $0.1 million of cash. This letter of credit expires on December 6, 2026 and is automatically extended for one-year terms unless notice of non-renewal is provided 60 days prior to the end of the applicable term. At June 30, 2026 and December 31, 2025, the cash collateralizing this letter of credit is classified as current restricted cash in our unaudited condensed consolidated balance sheet.

Note 10. Segment

The Company is the proactive wellness company delivering nutrition, supplements, and proven fitness programs that help people take control of their health inside and out. The Company is the creator of some of the world’s most popular fitness programs. The Company's Chief Operating Decision Maker ("CODM") is its chief executive officer ("CEO"). The Company defines its one segment on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources.

The Company’s CODM assesses the segments performance by using net income (loss). The CODM uses net income (loss) for its segment in the annual budget and forecasting process. The CODM considers budget to actual variances on a quarterly basis for its profit measures when making decisions about the allocation of operating and capital resources to the segment.

The Company recorded depreciation expense related to its property and equipment of $1.9 million and $4.2 million for the three and six months ended June 30, 2026, respectively, and $2.0 million and $4.9 million for the three and six months ended June 30, 2025, respectively. See Note 6, Property and Equipment, Net, for additional information on the Company's depreciation expense. The Company recorded content amortization expense of $1.3 million and $2.7 million for the three and six months ended June 30, 2026, respectively, and $2.3 million and $5.0 million for the three and six months ended June 30, 2025, respectively. The Company recorded interest income, which is recorded in other income, net, in the condensed consolidated statement of operations, of $0.3 million and $0.6 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

Since the Company has only one reporting segment, the presentation of the Company’s segment’s operating results is the same as the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 and the expenses on the condensed consolidated statement of operations are the significant segment expenses (see the Company’s condensed consolidated statement of operations) and its assets and liabilities are the same as the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (see the Company’s condensed consolidated balance sheets).

Note 11. Stockholders’ Equity

As of June 30, 2026, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock and 100,000,000 shares are designated as preferred stock.

Holders of each share of each class of Common Stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors, subject to the rights and preferences of any holders of Preferred Stock outstanding at the time. As of June 30, 2026, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended June 30, 2026 and 2025 (in thousands):

Total[1]

Balances at March 31, 2025	$(58)
Other comprehensive loss before reclassifications	(6)
Balances at June 30, 2025	$(64)

Balances at March 31, 2026	$(62)
Other comprehensive income before reclassifications	27
Balances at June 30, 2026	$(35)

1Total denotes foreign currency translation adjustments.

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the six months ended June 30, 2026 and 2025 (in thousands):

Total[1]

Balances at December 31, 2024	$(49)
Other comprehensive loss before reclassifications	(15)
Balances at June 30, 2025	$(64)

Balances at December 31, 2025	$(47)
Other comprehensive income before reclassifications	12
Balances at June 30, 2026	$(35)

1Total denotes foreign currency translation adjustments.

Note 12. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Time-Vesting Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	714,618	$22.82	6.51	$2,573
Granted	50,000	8.86
Exercised	(15,292)	6.43
Forfeited	(12,896)	6.43
Expired	(1,200)	6.43
Outstanding at June 30, 2026	735,230	$22.53	6.26	$2,438
Exercisable at June 30, 2026	572,459	$26.95	5.89	$1,912

A summary of restricted stock unit ("RSU") activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2025	517,580	$9.24
Granted	542,964	10.53
Vested	(112,366)	11.69
Forfeited	(72,684)	10.19
Outstanding at June 30, 2026	875,494	$9.64

The fair value of RSUs vested during the three and six months ended June 30, 2026 was $0.2 million and $1.3 million, respectively. $0.8 million and $1.9 million was the fair value of RSUs vested during the three and six months ended June 30, 2025, respectively.

On January 1, 2026, the number of shares available for issuance under the 2021 Incentive Award Plan (the “2021 Plan”) increased by 358,986 pursuant to the terms of the 2021 Plan. As of June 30, 2026, 1,046,840 shares of Class A common stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $0.4 million during the six months ended June 30, 2026, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

Employee Stock Purchase Plan ("ESPP")

In May 2022, the Company established an ESPP, the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or ending of each six-month purchase period.

On January 1, 2026, the number of shares available for issuance under the ESPP increased by 71,797 pursuant to the terms of the ESPP. As of June 30, 2026, 248,772 shares of Class A common stock were available for issuance under the ESPP.

During the six months ended June 30, 2026, 14,734 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $6.43 per share.

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Risk-free rate	3.7%	4.2%
Dividend yield rate	—	—
Volatility	88.0%	68.7%
Expected term (in years)	0.50	0.50
Weighted-average grant date fair value	$1.93	$1.15

Equity-Based Compensation Expense

Equity-based compensation expense for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Cost of revenue	$122	$195	$223	$396
Selling and marketing	95	235	234	505
Enterprise technology and development	84	114	180	275
General and administrative	984	1,471	1,766	2,565
Total equity-based compensation	$1,285	$2,015	$2,403	$3,741

In connection with the restructuring activities that took place during the three and six months ended June 30, 2025, the Company modified certain stock awards of terminated employees (two employees in the three month period ended June 30, 2025 and approximately 10 employees in the three month period ended March 31, 2025). See Note 13, Restructuring, for additional information on the restructuring activities. The modifications in the three and six months ended June 30, 2025 included accelerating the vesting of any options that would have vested within three to six months of the employee's termination date (12 months for former executives of the Company), and all vested options will be available for exercise for a total of six months after the employee's termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized approximately zero and $0.9 million reduction to equity-based compensation expense in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

13. Restructuring

On June 26, 2025, the Company executed a post Pivot restructuring (the "Restructuring") which reduced the Company's headcount by approximately 70 employees (approximately 22% of the Company’s workforce on that date) in the third quarter of 2025. The actions associated with the Restructuring resulted in approximately $2.5 million recorded in the Company's unaudited condensed consolidated statement of operations in the three and six months ended June 30, 2025.

In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following tables summarize activity in the Company’s restructuring-related liability during the three and six months ended June 30, 2025 (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	March 31, 2025	Charges	Utilizations	June 30, 2025
Employee-related costs	$10	$2,492	$97	$2,599
Total costs	$10	$2,492	$97	$2,599

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2024	Charges	Utilizations	June 30, 2025
Employee-related costs	$938	$2,492	$(831)	$2,599
Total costs	$938	$2,492	$(831)	$2,599

14. Income Taxes

The Company recorded a provision for income taxes of $0.1 million for the three months ended June 30, 2026 and a provision for income taxes of $0.2 million for the six months ended June 30, 2026, respectively, and a provision for income taxes of $0.1 million and

$0.1 million for the three and six months ended June 30, 2025, respectively. The effective tax rate was 7.9% and 3.9% for the three and six months ended June 30, 2026, respectively, and the effective tax rate was (1.7)% and (1.3)% for the three and six months ended June 30, 2025, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and six months ended June 30, 2026 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and six months ended June 30, 2026.

15. Income (loss) per Share

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

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without considering any dilutive items. The Company applied the two-class method in arriving at basic and diluted income (loss) per common share and in determining diluted income (loss) per common share considering the impact of potentially dilutive securities applying the treasury stock method in arriving at the most dilutive result in arriving at diluted income (loss) per common share. In computing the diluted net income per share, net income is adjusted for the change in fair value of warrant liabilities for warrants that are dilutive.

The computation of net income (loss) per share of Class A and Class X common stock is as follows (in thousands, except share and per share information):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$1,384	$(5,900)	$3,670	$(11,648)
Less: Income allocated to participating securities under two-class method	14	—	38	—
Less: Tax impact of adjustment (1)	(1)	—	(1)
Net income (loss) available to common shareholders - two class method - basic	1,371	(5,900)	3,633	(11,648)
Diluted net income (loss) per share:
Less: Change in fair value on Term Loan Warrants	68	—	34	—
Less: Change in fair value on Common Stock Warrants	451	—	—	—
Less: Tax impact of adjustment (1)	(20)		(1)
Net income (loss) available to common shareholders - diluted	$872	$(5,900)	$3,600	$(11,648)

Denominator:
Weighted-average common shares outstanding, basic	7,182,414	6,950,761	7,148,294	6,917,062
Dilutive effect of:
RSUs	430,581	—	340,542	—
Options	235,902	—	166,787	—
Term Loan Warrants	44,327	—	40,587	—
Common Stock Warrants	11,379	—	—	—
Weighted-average common shares outstanding, diluted	7,904,603	6,950,761	7,696,210	6,917,062

Net income (loss) per common share, basic	$0.19	$(0.85)	$0.51	$(1.68)
Net income (loss) per common share, diluted	$0.11	$(0.85)	$0.47	$(1.68)

(1) Tax impact calculated using the annual effective tax rate.

Basic net income (loss) per common share is the same as dilutive net income (loss) per common share for the three and six months ended June 30, 2025 as the inclusion of all potential common shares would have been antidilutive in those periods.

The following table presents the common shares as of the end of the respective period that are excluded from the computation of diluted net income (loss) per common share as of the periods presented because including them would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Time-vesting options	499,328	860,500	568,443	860,500
RSUs	444,913	554,766	534,952	554,766
Compensation warrants	79,612	79,612	79,612	79,612
Public and Private Placement Warrants	—	306,667	—	306,667
Term Loan Warrants	53,155	97,482	56,895	97,482
Common Stock Warrants	532,211	543,590	543,590	543,590
Forest Road Earn-out Shares	75,000	75,000	75,000	75,000
ESPP	17,919	—	19,180	—
	1,702,138	2,517,617	1,877,672	2,517,617

Note 16. Subsequent Events

As mentioned in Note 9, Debt, on August 3, 2026, the Company and Tiger entered into the Second Amended ABL Facility Credit Agreement which amended the Company’s existing Credit Agreement which had been previously amended by the ABL Facility First Amendment on January 7, 2026. The Second Amended ABL Facility Credit Agreement amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $22.5 million, (a Covenant Testing Period, as defined in the Second Amended ABL Facility Credit Agreement), a decrease from the previous required cash level of $4.6 million greater than the outstanding debt principal ($29.6 million at June 30, 2026), (2) eliminate the minimum BFCCR covenant, (3) increase the minimum liquidity financial covenant from $15 million to $18 million, which will decrease at a monthly amount of approximately $0.2 million beginning March 1, 2027, to $16 million, (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 700,000 to 650,000 through December 31, 2026 and 550,000 thereafter, which is tested if a Covenant Testing Period (as defined in the Second Amended ABL Facility Credit Agreement) has been triggered, (5) the Three Months Billings Target (as defined in the Second Amended ABL Facility Credit Agreement) increased from 90% to 92.5% of the forecast provided to the lender on the ABL Facility Second Amendment Effective Date, which is tested if a Covenant Testing Period (as defined in the Second Amended ABL Facility Credit Agreement) has been triggered, (6) the interest rate of the ABL Facility will remain at SOFR plus 9.00% till the maturity of the ABL Facility, (7) the monthly principal payment will increase by approximately $0.1 million, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred an amendment fee of $0.3 million which was recorded as of the ABL Facility Second Amendment Effective Date in the consolidated balance sheet as a reduction of long-term debt and is being amortized over the remaining term of the ABL Facility using the effective-interest method.

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

Overview

BODi is the proactive wellness company delivering nutrition, supplements, and proven fitness programs that help people take control of their health inside and out. The Company is the creator of some of the world’s most popular fitness programs. We focus primarily on digital content, supplements, and consumer health and fitness. Our goal is to continue to provide holistic health and fitness content, subscription-based solutions and digital program sales. We are the creator of some of the world’s most popular fitness programs, including P90X®, Insanity®, LIFT4®, and 21 Day Fix®, which transformed the at-home fitness market and disrupted the global fitness industry by making it accessible for people to get results—anytime, anywhere. Our comprehensive nutrition-first programs, Portion Fix® and 2B Mindset®, teach healthy eating habits and promote healthy, sustainable weight loss. These fitness and nutrition programs are available through our BODi streaming service.

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

Our revenue is generated primarily through a multi-channel network which includes our direct response advertising, affiliates, social media marketing channels, and e-commerce marketplaces such as Amazon. In addition, prior to the Pivot (as defined below), an additional primary source of revenue was our network of Partners. Components of revenue include recurring digital subscription revenue, digital program sales and revenue from the sale of nutritional and other products. In addition to selling individual products on a one-time basis, we bundle digital and nutritional products together at discounted prices.

On September 30, 2024, the Company announced a restructuring of its network business (the “Pivot”) which converted the Company’s multi-level marketing model (“MLM”) to a single level affiliate model.

For the three months ended June 30, 2026, as compared to the three months ended June 30, 2025:

•
Total revenue was $49.6 million, a 22% decrease;
•
Digital revenue was $31.2 million, a 22% decrease;
•
Nutrition and other revenue was $18.5 million, a 24% decrease;
•
Gross margin was 72.0%, a decrease of 30 basis points ("bps");
•
Operating expenses were $34.1 million, compared to $50.2 million;
•
Operating income was $1.7 million, the Company's fourth consecutive quarter of operating income, compared to an operating loss of $4.0 million in the prior year period;
•
Net income was $1.4 million, the Company's fourth consecutive quarter of net income, compared to a net loss of $5.9 million;
•
Adjusted net income was $0.9 million, the Company's fourth consecutive quarter of adjusted net income, compared to a loss of $2.8 million in the prior year period; and
•
Adjusted EBITDA was $6.7 million, compared to $4.6 million.

For the six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

•
Total revenue was $103.9 million, a 24% decrease;
•
Digital revenue was $64.7 million, a 22% decrease;
•
Nutrition and other revenue was $39.2 million, a 26% decrease;
•
Gross margin was 71.9%, an increase of 20 bps;
•
Operating expenses were $70.0 million, compared to $105.4 million;
•
Operating income was $4.8 million, compared to an operating loss of $7.6 million in the prior year period;

•
Net income was $3.7 million, compared to a net loss of $11.6 million;
•
Adjusted net income was $3.4 million, compared to a loss of $7.9 million in the prior year period; and
•
Adjusted EBITDA was $14.6 million, compared to $8.3 million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA, Adjusted net income (loss), and a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted net income (loss).

Recent Developments

ABL Facility First Amendment

On January 7, 2026, (the “ABL Facility First Amendment Effective Date”), the Company and Tiger Finance, LLC ("Tiger") entered into Amendment No. 1 to the Credit Agreement (the “First Amended ABL Facility Credit Agreement”), which amended the Company’s existing Credit Agreement. The First Amended ABL Facility Credit Agreement amends, among other things, certain terms of the prior Credit Agreement including without limitation, to (1) eliminate the maximum capital expenditures covenant, (2) amend the minimum liquidity financial covenant, (3) amend the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants which are not tested unless a Covenant Testing Period (as defined in the Amended ABL Facility Credit Agreement) has been triggered, (4) amend the minimum Monthly Digital Subscriptions Target, which is tested if a Covenant Testing Period has been triggered, (5) include a minimum billings fixed charge coverage ratio ("BFCCR") (as defined in the First Amended ABL Facility Credit Agreement) financial covenant, which is tested if a Covenant Testing Period has been triggered, (6) extended the date for potential decrease in the interest rate of the ABL Facility, (7) extended the Make Whole prepayment premium, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred a 1% amendment fee on the outstanding ABL Facility balance prior to the amendment (fee of $0.3 million).

See Note 9, Debt, for additional information on the ABL Facility and the repayment of the Term Loan.

ABL Facility Second Amendment

On August 3, 2026, (the “ABL Facility Second Amendment Effective Date”), the Company and Tiger entered into Amendment No. 2 to the Credit Agreement (the "Second Amended ABL Facility Credit Agreement"), which amended the Company’s existing Credit Agreement which had been previously amended by the ABL Facility First Amendment on January 7, 2026. The Second Amended ABL Facility Credit Agreement amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) amend the cash balance required to trigger a Covenant Testing Period, (2) eliminate the minimum BFCCR covenant, (3) amend the minimum liquidity financial covenant, (4) amend both the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants which are not tested unless a Covenant Testing Period has been triggered, (5) amend the monthly principal payment, (6) the interest rate of the ABL Facility will remain at SOFR plus 9.00% till the maturity of the ABL Facility, and (7) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred an amendment fee of $0.3 million.

See Note 9, Debt, and Note 16, Subsequent Events, for additional information on the Second Amended ABL Facility Credit Amendment.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of June 30,
	2026	2025

Digital subscriptions (millions)	0.76	0.94
Nutritional subscriptions (millions)	0.07	0.07

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Average digital retention	96.1%	96.7%	96.0%	96.8%
Total streams (millions)	15.2	18.0	33.1	38.8
DAU/MAU	31.9%	31.4%	32.5%	32.0%

Revenue (millions)	$49.6	$63.9	$103.9	$136.3
Gross profit (millions)	$35.7	$46.2	$74.7	$97.8
Gross margin	72.0%	72.3%	71.9%	71.7%

Net income (loss) (millions)	$1.4	$(5.9)	$3.7	$(11.6)
Adjusted net income (loss) (millions) (1)	$0.9	$(2.8)	$3.4	$(7.9)
Adjusted EBITDA (millions) (2)	$6.7	$4.6	$14.6	$8.3

(1) See “Non-GAAP Information” below for a reconciliation of net income (loss) to Adjusted net income (loss) and an explanation for why we consider Adjusted net income (loss) to be a helpful metric for investors.

(2) Please see “Non-GAAP Information” below for a reconciliation of net income (loss) to Adjusted EBITDA and an explanation for why we consider Adjusted EBITDA to be a helpful metric for investors.

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

The table below presents our Adjusted EBITDA reconciled to our net income (loss), the closest GAAP measure, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025

Net income (loss)	$1,384	$(5,900)	$3,670	$(11,648)
Adjusted for:
Loss on debt extinguishment (1)	—	2,166	—	2,166
Depreciation and amortization	1,946	2,022	4,174	4,910
Amortization of capitalized cloud computing implementation costs	347	38	384	75
Amortization of content assets	1,300	2,289	2,669	5,018
Interest expense	1,009	1,268	2,023	2,833
Income tax provision	118	101	150	146
Equity-based compensation (2)	1,285	2,015	2,403	3,741
Restructuring (3)	—	2,492	—	2,492
Change in fair value of warrant liabilities	(519)	(1,558)	(328)	(869)
Non-operating (4)	(219)	(301)	(535)	(519)
Adjusted EBITDA	$6,651	$4,632	$14,610	$8,345

(1)
The six months ended June 30, 2025 represents the loss related to the $17.3 million debt extinguishment that the Company made on May 13, 2025.
(2)
Includes benefits due to the modification of stock awards of approximately zero and $0.9 million for the three and six months ended June 30, 2025, respectively.
(3)
Includes post-Pivot Restructuring expenses, primarily termination benefits, of $2.5 million for the three and six months ended June 30, 2025.
(4)
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

The table below presents our adjusted net income (loss) reconciled to our net income (loss), the closest GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$1,384	$(5,900)	$3,670	$(11,648)
Adjusted for:
Loss on debt extinguishment (1)	—	2,166	—	2,166
Restructuring (2)	—	2,492	—	2,492
Change in fair value of warrant liabilities	(519)	(1,558)	(328)	(869)
Tax impact of adjustment (3)	20	(39)	13	(48)
Adjusted net income (loss)	$885	$(2,839)	$3,355	$(7,907)

(1) The six months ended June 30, 2025 represents the loss related to the $17.3 million debt extinguishment that the Company made on May 13, 2025.

(2) Includes post-Pivot Restructuring expenses, primarily termination benefits, of $2.5 million for the three and six months ended June 30, 2025.

(3) Tax impact calculated using the annual effective tax rate.

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

The table below presents our net cash position, which is our cash and cash equivalents less the debt on our balance sheet for the periods indicated:

	June 30,	December 31,
(in thousands)	2026	2025

Cash and cash equivalents	$32,389	$39,017
Less:
Current portion of Term Loan	2,125	1,062
Term Loan	21,440	22,564
Net cash position	$8,824	$15,391

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

The table below presents our free cash flow, which is our net cash provided by operating activities less cash used for the purchase of property and equipment for the periods indicated:

	Six months ended June 30,
(in thousands)	2026	2025

Net cash (used in) provided by operating activities	$(4,282)	$6,580
Less:
Cash used in the purchase of property and equipment	1,444	2,511
Free cash flow	$(5,726)	$4,069

Results of Operations

The Company has one operating segment. The following discussion of our results and operations is on a consolidated basis.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue:
Digital	$31,158	$39,693	$64,720	$82,604
Nutrition and other	18,455	24,172	39,177	52,825
Connected fitness	—	76	—	875
Total revenue	49,613	63,941	103,897	136,304
Cost of revenue:
Digital	4,030	4,893	8,260	11,104
Nutrition and other	9,837	11,740	20,892	25,191
Connected fitness	—	1,070	—	2,222
Total cost of revenue	13,867	17,703	29,152	38,517
Gross profit	35,746	46,238	74,745	97,787
Operating expenses:
Selling and marketing	15,634	25,528	34,393	56,498
Enterprise technology and development	9,884	10,611	19,291	23,207
General and administrative	8,560	11,571	16,279	23,228
Restructuring	—	2,492	—	2,492
Total operating expenses	34,078	50,202	69,963	105,425
Operating income (loss)	1,668	(3,964)	4,782	(7,638)
Other income (expense)
Loss on debt extinguishment	—	(2,166)	—	(2,166)
Change in fair value of warrant liabilities	519	1,558	328	869
Interest expense	(1,009)	(1,268)	(2,023)	(2,833)
Other income, net	324	41	733	266
Income (loss) before income taxes	1,502	(5,799)	3,820	(11,502)
Income tax provision	(118)	(101)	(150)	(146)
Net income (loss)	$1,384	$(5,900)	$3,670	$(11,648)

Revenue

Revenue includes digital subscriptions, digital program sales, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products (management ceased the sale of bike inventory in the first quarter of 2025), and other fitness-related products. We often sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscriptions revenue is recognized ratably over the subscription period which at June 30, 2026 had an initial average life of approximately 13 months.

	Three months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$31,158	$39,693	$(8,535)	(22%)
Nutrition and other	18,455	24,172	(5,717)	(24%)
Connected fitness	-	76	(76)	(100%)
Total revenue	$49,613	$63,941	$(14,328)	(22%)

The decrease in digital revenue for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily attributable to an $8.5 million decrease in revenue from our digital streaming services due to 20% fewer average subscriptions in the current quarter as compared to the prior year as the result of lower demand.

The decrease in nutrition and other revenue for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily attributable to a $5.2 million decrease in revenue from nutritional products due to a 23% decrease in the average order value due to product mix and promotional offerings and 3% fewer average nutritional subscriptions in the current quarter as compared to the prior year as the result of lower demand and a $0.3 million decrease in shipping revenue due to the decrease in nutritional products sold.

The decrease in connected fitness revenue for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

	Six months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$64,720	$82,604	$(17,884)	(22%)
Nutrition and other	39,177	52,825	(13,648)	(26%)
Connected fitness	—	875	(875)	(100%)
Total revenue	$103,897	$136,304	$(32,407)	(24%)

The decrease in digital revenue for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily attributable to a $17.0 million decrease in revenue from our digital streaming services due to 20% fewer average subscriptions in the current year as compared to the prior year as the result of lower demand.

The decrease in nutrition and other revenue for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily attributable to a $13.5 million decrease in revenue from nutritional products due to a 20% decrease in the average order value due to product mix and promotional offerings and 6% fewer average nutritional subscriptions in the current year as compared to the prior year as the result of lower demand and a $0.8 million decrease in shipping revenue due to the decrease in nutritional products sold, partially offset by a $0.8 million increase in Amazon sales primarily due to the increased focus on this sales channel.

The decrease in connected fitness revenue for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

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

	Three months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$4,030	$4,893	$(863)	(18%)
Nutrition and other	9,837	11,740	(1,903)	(16%)
Connected fitness	—	1,070	(1,070)	(100%)
Total cost of revenue	$13,867	$17,703	$(3,836)	(22%)

Gross profit
Digital	$27,128	$34,800	$(7,672)	(22%)
Nutrition and other	8,618	12,432	(3,814)	(31%)
Connected fitness	—	(994)	994	100%
Total gross profit	$35,746	$46,238	$(10,492)	(23%)

Gross margin
Digital	87.1%	87.7%
Nutrition and other	46.7%	51.4%
Connected fitness	—	NM
Total gross margin	72.0%	72.3%

NM-not meaningful

The decrease in digital cost of revenue for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to a $1.0 million decrease in digital content amortization as the result of lower production spend. The slight decrease in digital gross margin for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily as a result of certain fixed expenses which did not decrease as quickly as the decline in digital revenue.

The decrease in nutrition and other cost of revenue for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to a $1.0 million decrease in logistics expenses related to the decrease in nutrition and other revenue and a $0.7 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years. The decrease in nutrition and other gross margin for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to a higher level of promotional offerings in the current period.

The decrease in connected fitness cost of revenue for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

	Six months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$8,260	$11,104	$(2,844)	(26%)
Nutrition and other	20,892	25,191	(4,299)	(17%)
Connected fitness	—	2,222	(2,222)	(100%)
Total cost of revenue	$29,152	$38,517	$(9,365)	(24%)

Gross profit
Digital	$56,460	$71,500	$(15,040)	(21%)
Nutrition and other	18,285	27,634	(9,349)	(34%)
Connected fitness	—	(1,347)	1,347	100%
Total gross profit	$74,745	$97,787	$(23,042)	(24%)

Gross margin
Digital	87.2%	86.6%
Nutrition and other	46.7%	52.3%
Connected fitness	—	NM
Total gross margin	71.9%	71.7%

The decrease in digital cost of revenue for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was due to a $2.3 million decrease in digital content amortization as a result of lower production spend, a $0.3 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years, and a $0.3 million decrease in depreciation expense as a result of the end of the useful life of certain fixed assets. The increase in digital gross margin for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the decrease in digital content amortization.

The decrease in nutrition and other cost of revenue for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to a $2.1 million decrease in product costs due to a decrease in the volume of products sold, a $1.8 million decrease in logistics expenses related to the decrease in nutrition and other revenue, and a $1.4 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years, partially offset by a $0.5 million increase in depreciation expense and a $0.3 million increase in inventory adjustments. Nutrition and other gross margin decreased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily as a result of a higher level of promotional offerings in the current year.

The decrease in connected fitness cost of revenue for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

Operating Expenses

Selling and Marketing

Selling and marketing expenses primarily include the cost of advertising, third-party sales commissions, Partner compensation, affiliate expenses (which began on November 1, 2024), promotions and events as well as the personnel expenses for employees and consultants who support these areas. Selling and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue, timing of new content and nutritional product launches, and the timing of our media investments to build awareness around launch activity.

	Three months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$15,634	$25,528	$(9,894)	(39%)
As a percentage of total revenue	31.5%	39.9%

The decrease in selling and marketing expense for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to a $7.1 million decrease in Partner compensation (from $7.6 million for the three months ended June 30, 2025 to $0.4 million for the three months ended June 30, 2026) due to the Pivot (as we no longer have Partner compensation on new sales after November 1, 2024 and the Partner Compensation recorded in the current quarter was the amortization of Partner compensation that was deferred in prior periods), a $1.3 million decrease in media expense due to continued cost containment, and a $0.5 million decrease in royalty expense due to a decrease in royalty bearing sales.

Selling and marketing expense as a percentage of total revenue decreased by 840 bps primarily due to the Pivot and transition from the MLM model to an affiliate model which significantly reduced Partner compensation.

	Six months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$34,393	$56,498	$(22,105)	(39%)
As a percentage of total revenue	33.1%	41.4%

The decrease in selling and marketing expense for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to a $18.4 million decrease in Partner compensation (from $19.5 million for the six months ended June 30, 2025 to $1.1 million for the six months ended June 30, 2026) due to the Pivot (as we no longer have Partner compensation on new sales after November 1, 2024 and the Partner compensation recorded in the current year was the amortization of Partner compensation that was deferred in prior periods), and a $1.3 million decrease in media expense due to continued cost containment.

Selling and marketing expense as a percentage of total revenue decreased by 830 bps primarily due to the Pivot and transition from the MLM model to an affiliate model which significantly reduced Partner compensation.

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

	Three months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$9,884	$10,611	$(727)	(7%)
As a percentage of total revenue	19.9%	16.6%

The decrease in enterprise technology and development expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to a $0.6 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years.

Enterprise technology and development expense as a percentage of total revenue increased by 330 bps primarily due to a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

	Six months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$19,291	$23,207	$(3,916)	(17%)
As a percentage of total revenue	18.6%	17.0%

The decrease in enterprise technology and development expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to a $3.3 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years and a $0.9 million decrease in depreciation expense as a result of certain long-lived assets that were fully depreciated as of December 31, 2025.

Enterprise technology and development expense as a percentage of total revenue increased by 160 bps due to a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, and human resources functions. General and administrative expenses also include fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

General and administrative	$8,560	$11,571	$(3,011)	(26%)
As a percentage of total revenue	17.3%	18.1%

The decrease in general and administrative expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to a $2.0 million decrease in professional related expenses due to continued focus on cost containment, a $0.6 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that have occurred in the past two years, and a $0.2 million decrease in insurance expense, as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period.

General and administrative expenses as a percentage of total revenue decreased by 80 bps due primarily to the decrease in professional related expenses.

	Six months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

General and administrative	$16,279	$23,228	$(6,949)	(30%)
As a percentage of total revenue	15.7%	17.0%

The decrease in general and administrative expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to a $4.0 million decrease in professional related expenses, a $2.2 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that have occurred in the past two years, and a $0.4 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period.

General and administrative expenses as a percentage of total revenue decreased by 130 bps due primarily to the decrease in professional related expenses.

Restructuring

In 2025 restructuring charges primarily related to additional post Pivot headcount reductions. The charges incurred primarily consist of employee termination costs.

	Three months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Restructuring	$—	$2,492	$(2,492)	(100%)

	Six months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Restructuring	$—	$2,492	$(2,492)	(100%)

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

	Three months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Loss on debt extinguishment	$—	$(2,166)	$2,166	(100%)
Change in fair value of warrant liabilities	519	1,558	(1,039)	(67%)
Interest expense	(1,009)	(1,268)	259	(20%)
Other income, net	324	41	283	NM

The loss on debt extinguishment for the three months ended June 30, 2025 was due to the repayment in full ($17.3 million) of the Term Loan as of May 13, 2025. The $1.0 million change in fair value of warrant liabilities during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily resulted from a 6% decrease in our stock price during the current quarter as compared to a decrease of 45% in the prior year quarter. The $0.3 million decrease in interest expense was primarily due to the decrease in the effective interest rate on the ABL Facility (outstanding since May 13, 2025) as compared to the Term Loan (repaid on May 13, 2025), 14.9% as compared to 28.0% in the prior year period, respectively, partially offset by an increase of approximately 16% in the average principal debt balance outstanding during the current period as compared to the prior year period.

	Six months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Loss on debt extinguishment	$—	$(2,166)	$2,166	(100%)
Change in fair value of warrant liabilities	328	869	(541)	(62%)
Interest expense	(2,023)	(2,833)	810	(29%)
Other income, net	733	266	467	NM

The loss on debt extinguishment for the six months ended June 30, 2025 was due to the repayment in full ($17.3 million) of the Term Loan as of May 13, 2025. The $0.5 million change in fair value of warrant liabilities during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily resulted from a 1% decrease in our stock price during the current period as compared to a 33% decrease in our stock price in the prior year period. The $0.8 million decrease in interest expense was primarily due to the decrease in the effective interest rate on the ABL Facility (outstanding since May 13, 2025) as compared to the Term Loan (repaid on May 13, 2025), 14.9% as compared to 28.0% in the prior year period, respectively, partially offset by an increase of approximately 16% in the average principal debt balance outstanding during the current period as compared to the prior year period.

Income Tax Provision

Income tax provision consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(118)	$(101)	$(17)	17%

The income tax provision increase for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily driven by changes in our valuation allowance.

	Six months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(150)	$(146)	$(4)	3%

The income tax provision increase for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily driven by changes in our valuation allowance.

Liquidity and Capital Resources

ABL Facility and Repayment of Term Loan

On May 13, 2025, the Company, the lenders party thereto and Tiger, as administrative agent, entered into a $35.0 million ABL Facility, which includes a $10.0 million uncommitted accordion that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month SOFR plus 9.00% at its inception with a reduction in the rate to the one-month SOFR plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The ABL Facility is secured by a first lien on substantially all of the Company’s assets and there is no required payment of principal until July 1, 2026 and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms. During the six months ended June 30, 2026, the ABL Facility had an effective interest rate of 14.86% and a cash interest rate of 12.66%.

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

The Company’s financial covenants under the ABL Facility were as follows until they were amended as part of the First Amended ABL Facility Credit Agreement, which is discussed below:

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

ABL Facility First Amendment

On January 7, 2026, the Company and Tiger entered into the First Amended ABL Facility Credit Agreement, which amended the Company’s existing Credit Agreement. The First Amended ABL Facility Credit Agreement amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) eliminate the capital expenditures covenant, (2) increase the minimum liquidity financial covenant from $12 million to $15 million, (3) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $4.6 million greater than the outstanding debt principal (a Covenant Testing Period, as defined in the First Amended ABL Facility Credit Agreement), (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 850,000 to 700,000, which is tested if a Covenant Testing Period (as defined in the First Amended ABL Credit Facility Agreement) has been triggered, (5) add an additional financial covenant such that if a Covenant Testing Period, as defined in the First Amended ABL Facility Credit Agreement) is in effect, the Company must maintain a minimum BFCCR (as defined in the First Amended ABL Facility Credit Agreement) of at least 1.1x, (6) extended the date for potential decrease in the interest rate of the ABL Facility from SOFR plus 9.00% to SOFR plus 7.75% from May 13, 2026 to December 31, 2026, (7) extended the Make Whole prepayment premium from November 13, 2026 to July 7, 2027, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred a 1% amendment fee on the outstanding ABL Facility balance prior to the amendment (fee of $0.3 million).

See Note 9, Debt, for additional information on the First Amended ABL Facility Credit Amendment.

ABL Facility Second Amendment

On August 3, 2026, the Company and Tiger entered into the Second Amended ABL Facility Credit Agreement which amended the Company’s existing Credit Agreement which had been previously amended by the ABL Facility First Amendment on January 7, 2026. The Second Amended ABL Facility Credit Agreement amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $22.5 million, (a Covenant Testing Period, as defined in the Second Amended ABL Facility Credit Agreement), a decrease from the previous required cash level of $4.6 million greater than the outstanding debt principal ($29.6 million at June 30, 2026), (2) eliminate the minimum BFCCR covenant, (3) increase the minimum liquidity financial covenant from $15 million to $18 million, which will decrease at a monthly amount of approximately $0.2 million beginning March 1, 2027, to $16 million, (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 700,000 to 650,000 through December 31, 2026 and 550,000 thereafter, which is tested if a Covenant Testing Period (as defined in the Second Amended ABL Facility Credit Agreement) has been triggered, (5) the Three Months Billings Target (as defined in the Second Amended ABL Facility Credit Agreement) increased from 90% to 92.5% of the forecast provided to the lender on the ABL Facility Second Amendment Effective Date, which is tested if a Covenant Testing Period (as defined in the Second Amended ABL Facility Credit Agreement) has been triggered, (6) the interest rate of the ABL Facility will remain at SOFR plus 9.00% till the maturity of the ABL Facility, (7) the monthly principal payment will increase by approximately $0.1 million, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred an amendment fee of $0.3 million.

See Note 9, Debt, and Note 16, Subsequent Events, for additional information on the Second Amended ABL Facility Credit Amendment.

Liquidity Considerations

We were in compliance with the financial covenants under our ABL Facility as of June 30, 2026. The Company believes it will have adequate cash flows to support its ongoing operations for at least one year following the date that these condensed consolidated financial statements are issued.

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

See Note 9, Debt, for additional information on the Term Loan.

Purchase Commitments and Lease Obligations

As of June 30, 2026, we have $17.4 million of purchase commitments and lease obligations associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

Cash Flows

For the six months ended June 30, 2026 and 2025, our net cash flows were as follows:

	Six months ended June 30,
	2026	2025
	(in thousands)

Net cash (used in) provided by operating activities	$(4,282)	$6,580
Net cash used in investing activities	(1,444)	(2,511)
Net cash (used in) provided by financing activities	(640)	785

As of June 30, 2026, we had cash and cash equivalents totaling $32.4 million.

Net cash (used in) provided by operating activities was $(4.3) million and $6.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase in net cash used in operating activities during the six months ended June 30, 2026, compared to the prior year period, was primarily due to a decrease in cash provided by other assets of $17.1 million, an increase in cash used for inventory of $8.3 million (due primarily to the Company's increased focus on nutritional products as well as the Company beginning to sell nutritional products through a retail environment), a decrease in cash provided by prepaid expenses of $2.5 million, a decrease in cash provided by the amortization of content assets of $2.3 million, a decrease in cash provided by loss on debt extinguishment of $2.2 million, and a decrease in cash provided by equity based compensation of $1.3 million, partially offset by an increase in net income of $15.3 million, an increase in cash provided by accounts payable of $6.2 million, and a decrease in cash used by deferred revenue of $3.4 million.

Net cash used in investing activities was $1.4 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in net cash used in investing activities was due to a decrease in capital expenditures of $1.1 million due to continued focus by management on capital expenditures, in particular related to technology.

Net cash (used in) provided by financing activities was $(0.6) million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively. The increase in net cash used in financing activities was primarily due to the repayment of the Term Loan and the $25.0 million borrowing on the ABL Facility in the prior year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the six months ended June 30, 2026 and 2025, approximately 7% and 8%, respectively, of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

The Company has no outstanding foreign exchange options at June 30, 2026 and December 31, 2025. As part of the Pivot, the Company decided to exit the sale of nutritional and other physical products in the United Kingdom (the "UK") and France. Nutrition and other revenue in the UK and France were not significant.

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $1.5 million increase or decrease in cost of revenue and operating expenses.

The Company has no foreign exchange derivative instruments at June 30, 2026 and year ended December 31, 2025.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

On July 1, 2025, the Defendants in the Reilly Action filed a motion to dismiss with the Delaware Chancery Court. On September 30, 2025, this motion to dismiss was granted, dismissing the action with prejudice and giving the Plaintiffs thirty days to file an appeal. On October 15, 2025, Plaintiffs filed a notice of appeal for the Reilly Action. The appeal was heard on April 22, 2026, and on May 7, 2026, the Supreme Court of the State of Delaware issued its order, affirming the lower court’s decision and dismissing the case.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-k.

Item 6. Exhibits.

Exhibit		Incorporated by Reference				Filed or Furnished herewith
		Form	Exhibit	Filing Date	File No.

3.1	Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	10-K	3.1	3/11/2024	001-39735
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of The Beachbody Company, Inc.	8-K	3.1	11/27/2023	001-39735
3.3	Second Amended and Restated Bylaws of The Beachbody Company, Inc.	8-K	3.1	12/18/2024	001-39735
4.1	Form of Third Amended and Restated Warrant to Purchase Stock	8-K	10.2	10/21/2024	001-39735
10.1	Amendment No. 2 to Credit Agreement, dated as of August 3, 2026 by and among The Beachbody Company, Inc., Beachbody, LLC, the borrower parties thereto, the guarantor parties thereto, the lenders party thereto and Tiger Finance, LLC, as administrative and collateral agent	8-K	10.1	8/6/2026	001-39735
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)					*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Beachbody Company, Inc.

Date: August 10, 2026	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Brad Ramberg
Brad Ramberg
Interim Chief Financial Officer
(Interim Principal Financial Officer)