Form 10-Q
period 2026-09-30
Beachbody Company, Inc.
filed 2026-11-10
CIK 1826889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

There were 4,576,056 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 2,729,003 shares of the registrant’s Class X Common Stock, par value $0.0001 per share, outstanding as of November 5, 2026.

Glossary of Abbreviations and Acronyms

The following is a list of select abbreviations and acronyms used throughout this document. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
ABL	Asset-Based Lending	MAU	Monthly Active Users
AFCO	AFCO Acceptance Corporation	MLM	Multi-Level Marketing
ASC	Accounting Standards Codification	PAGA	Private Attorney General Act of 2004
bps	Basis Point(s); 1 bp = 0.01%	RSU	Restricted Stock Units
BFCCR	Billings Fixed Charge Coverage Ratio	RU	Reporting Unit
BODi	Beachbody On Demand Interactive	SEC	Securities and Exchange Commission
CD	Certificate of Deposit	SOFR	Secured Overnight Financing Rate
CEO	Chief Executive Officer	UK	United Kingdom
CODM	Chief Operating Decision Maker
DAU	Daily Active Users
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCCR	Fixed Charge Coverage Ratio
FIF	First Insurance Funding
GAAP	Generally Accepted Accounting Principles

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Beachbody Company, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (restricted cash of zero and $0.1 million at September 30, 2026 and December 31, 2025, respectively)	$27,529	$39,017
Restricted short-term investments	1,750	4,250
Inventory	14,435	9,410
Prepaid expenses	4,490	6,823
Other current assets	2,700	4,338
Total current assets	50,904	63,838
Property and equipment, net	5,122	8,523
Content assets, net	5,775	6,292
Goodwill	65,166	65,166
Right-of-use assets, net	1,019	1,625
Other assets	1,061	1,591
Total assets	$129,047	$147,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,802	$5,304
Accrued expenses	11,822	18,408
Deferred revenue	42,962	56,866
Current portion of lease liabilities	650	1,036
Current portion of debt	2,700	1,062
Other current liabilities	755	3,920
Total current liabilities	64,691	86,596
Long-term debt	20,193	22,564
Long-term lease liabilities, net	418	738
Other liabilities	1,433	5,817
Total liabilities	86,735	115,715
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 1,900,000,000 shares authorized (1,600,000,000 Class A, 200,000,000 Class X and 100,000,000 Class C);
Class A: 4,575,156 and 4,450,721 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively;	1	1
Class X: 2,729,003 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively;	1	1
Class C: no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	681,772	677,743
Accumulated deficit	(639,427)	(646,378)
Accumulated other comprehensive loss	(35)	(47)
Total stockholders’ equity	42,312	31,320
Total liabilities and stockholders’ equity	$129,047	$147,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue:
Digital	$27,832	$36,390	$92,552	$118,994
Nutrition and other	17,353	23,497	56,530	76,322
Connected fitness	—	—	—	875
Total revenue	45,185	59,887	149,082	196,191
Cost of revenue:
Digital	3,806	4,348	12,066	15,452
Nutrition and other	9,413	10,890	30,305	36,081
Connected fitness	—	—	—	2,222
Total cost of revenue	13,219	15,238	42,371	53,755
Gross profit	31,966	44,649	106,711	142,436
Operating expenses:
Selling and marketing	11,549	19,130	45,942	75,628
Enterprise technology and development	10,193	10,406	29,484	33,613
General and administrative	8,913	10,139	25,192	33,367
Restructuring	—	(12)	—	2,480
Total operating expenses	30,655	39,663	100,618	145,088
Operating income (loss)	1,311	4,986	6,093	(2,652)
Other income (expense):
Loss on debt extinguishment	—	—	—	(2,166)
Change in fair value of warrant liabilities	2,685	(762)	3,013	107
Interest expense	(1,047)	(1,056)	(3,070)	(3,889)
Other income, net	323	352	1,056	618
Income (loss) before income taxes	3,272	3,520	7,092	(7,982)
Income tax (provision) benefit	9	49	(141)	(97)
Net income (loss)	$3,281	$3,569	$6,951	$(8,079)

Net income (loss) per common share, basic (1)	$0.45	$0.51	$0.96	$(1.16)
Net income (loss) per common share, diluted (1)	$0.38	$0.51	$0.86	$(1.16)
Weighted-average common shares outstanding, basic	7,219	6,999	7,172	6,945
Weighted-average common shares outstanding, diluted	7,418	7,046	7,415	6,945

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

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net income (loss)	$3,281	$3,569	$6,951	$(8,079)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(4)	12	(19)
Total other comprehensive income (loss)	—	(4)	12	(19)
Total comprehensive income (loss)	$3,281	$3,565	$6,963	$(8,098)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balances at December 31, 2024	6,948	$2	$671,735	$(643,518)	$(49)	$28,170
Net loss	—	—	—	(5,748)	—	(5,748)
Other comprehensive loss	—	—	—	—	(9)	(9)
Equity-based compensation	55	—	1,726	—	—	1,726
Options exercised, net of tax withholdings	7	—	47	—	—	47
Tax withholdings on vesting of restricted stock	(22)	—	(151)	—	—	(151)
Balances at March 31, 2025	6,988	$2	$673,357	$(649,266)	$(58)	$24,035
Net loss	—	—	—	(5,900)	—	(5,900)
Other comprehensive loss	—	—	—	—	(6)	(6)
Equity-based compensation	69	—	2,015	—	—	2,015
Issuance of shares due to Employee Stock Purchase Plan	20	—	78	—	—	78
Tax withholdings on vesting of restricted stock	(11)	—	(64)	—	—	(64)
Balances at June 30, 2025	7,066	$2	$675,386	$(655,166)	$(64)	$20,158
Net income	—	—	—	3,569	—	3,569
Other comprehensive loss	—	—	—	—	(4)	(4)
Equity-based compensation	29	—	1,003	—	—	1,003
Options exercised, net of tax withholdings	3	—	20	—	—	20
Tax withholdings on vesting of restricted stock	(10)	—	(56)	—	—	(56)
Balances at September 30, 2025	7,088	$2	$676,353	$(651,597)	$(68)	$24,690

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2025	7,180	$2	$677,743	$(646,378)	$(47)	$31,320
Net income	—	—	—	2,286	—	2,286
Other comprehensive loss	—	—	—	—	(15)	(15)
Equity-based compensation	89	—	1,118	—	—	1,118
Options exercised, net of tax withholdings	2	—	14	—	—	14
Tax withholdings on vesting of restricted stock	(36)	—	(372)	—	—	(372)
Balances at March 31, 2026	7,235	$2	$678,503	$(644,092)	$(62)	$34,351
Net income	—	—	—	1,384	—	1,384
Other comprehensive income	—	—	—	—	27	27
Equity-based compensation	23	—	1,285	—	—	1,285
Options exercised, net of tax withholdings	13	—	84	—	—	84
Issuance of shares due to Employee Stock Purchase Plan	15	—	95	—	—	95
Tax withholdings on vesting of restricted stock	(3)	—	(36)	—	—	(36)
Balances at June 30, 2026	7,283	$2	$679,931	$(642,708)	$(35)	$37,190
Net income	—	—	—	3,281	—	3,281
Equity-based compensation	26	—	1,877	—	—	1,877
Options exercised, net of tax withholdings	2	—	14	—	—	14
Tax withholdings on vesting of restricted stock	(7)	—	(50)	—	—	(50)
Balances at September 30, 2026	7,304	$2	$681,772	$(639,427)	$(35)	$42,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Beachbody Company, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$6,951	$(8,079)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	5,602	6,789
Amortization of content assets	3,793	6,945
Provision for inventory	1,087	1,256
Change in fair value of warrant liabilities	(3,013)	(107)
Equity-based compensation	4,280	4,744
Amortization of debt issuance costs	596	1,280
Paid-in-kind interest expense	—	218
Loss on debt extinguishment	—	2,166
Change in lease assets	606	1,161
Changes in operating assets and liabilities:
Inventory	(6,112)	3,899
Content assets	(3,276)	(2,294)
Prepaid expenses	2,333	4,718
Other assets	2,273	23,378
Accounts payable	381	(5,234)
Accrued expenses	(6,572)	(1,844)
Deferred revenue	(15,058)	(17,434)
Other liabilities	(3,942)	(4,795)
Net cash (used in) provided by operating activities	(10,071)	16,767
Cash flows from investing activities:
Purchase of property and equipment	(2,075)	(3,698)
Maturity of restricted short-term investments	2,500	—
Net cash provided by (used in) investing activities	425	(3,698)
Cash flows from financing activities:
Proceeds from exercise of stock options	112	67
Debt borrowings	—	25,000
Debt repayments	(579)	(22,582)
Proceeds from issuance of common shares in the Employee Stock Purchase Plan	95	78
Tax withholding payments for vesting of restricted stock	(458)	(271)
Payment of debt issuance costs	(750)	(1,781)
Net cash (used in) provided by financing activities	(1,580)	511
Effect of exchange rates on cash, cash equivalents, and restricted cash	(262)	182
Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,488)	13,762
Cash, cash equivalents and restricted cash, beginning of period	39,017	20,187
Cash, cash equivalents, and restricted cash, end of period	$27,529	$33,949
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,462	$1,758
Cash received during the period for US Federal income taxes	—	(324)
Cash paid during the period for Texas GMT income taxes	69	73
Cash (received) paid during the period for UK income taxes	—	24
Cash paid during the period for Canada income taxes	16	26
Cash paid during the period for income taxes from other jurisdictions	13	22
Supplemental disclosure of noncash investing activities:
Property and equipment acquired but not yet paid for	$405	$359

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

Note 2. Revenue

The Company’s revenue disaggregated by geographic region is as follows (in thousands):

	Three months ended September 30,
	2026	2025

Geographic region:
United States	$42,003	$55,306
Rest of world[1]	3,182	4,581
Total revenue	$45,185	$59,887

	Nine months ended September 30,
	2026	2025

Geographic region:
United States	$138,172	$181,155
Rest of world[1]	10,910	15,036
Total revenue	$149,082	$196,191

(1) Consists of Canada, United Kingdom, and France. Other than the United States, no single country accounted for more than 10% of total revenue during the three and nine months ended September 30, 2026 and 2025.

The Company determined that, in addition to the preceding table, the disaggregation of revenue by revenue type as presented in the unaudited condensed consolidated statements of operations achieves the disclosure requirement to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Deferred Revenue

Deferred revenue is recorded for nonrefundable cash payments received for the Company’s performance obligation to transfer, or stand ready to transfer, goods or services in the future. Deferred revenue consists of subscription fees billed that have not been recognized and physical products sold that have not yet been delivered. The Company expects to recognize approximately 99% of the remaining performance obligations as revenue in the next 12 months, and the remainder thereafter. During the three and nine months ended September 30, 2026, the Company recognized $9.5 million and $52.6 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized $12.8 million and $70.6 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2024.

Note 3. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$1,750	$—
Total assets	$—	$1,750	$—

Liabilities
Term Loan Warrants	$—	$—	$240
Common Stock Warrants	—	—	901
Total liabilities	$—	$—	$1,141

	December 31, 2025
	Level 1	Level 2	Level 3

Assets
Restricted short-term investments	$—	$4,250	$—
Total assets	$—	$4,250	$—

Liabilities
Term Loan Warrants	$—	$—	$733
Common Stock Warrants	—	—	3,420
Total liabilities	$—	$—	$4,153

Fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their recorded value due to the short period of time to maturity. Restricted short-term investments of $1.8 million at September 30, 2026 consist of a 90-day certificate of deposit (“CD”) that matured on October 28, 2026 with an interest rate of 3.0%, which is restricted due to a contractual agreement. Upon the maturity of this CD on October 28, 2026, the Company entered into a $1.75 million 90 day CD at an interest rate of 3.0%. The Company’s Term Loan Warrants (as defined below) and Common Stock Warrants (as defined below) are classified within Level 3 of the fair value hierarchy because their fair values are based on significant inputs that are unobservable in the market.

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

The following table presents significant assumptions utilized in the valuation of the Term Loan Warrants at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Risk-free rate	4.9%	3.6%
Dividend yield rate	—	—
Volatility	90.2%	91.1%
Contractual term (in years)	2.86	3.60
Exercise price	$6.26	$6.26

The following table presents changes in the fair value of the Term Loan Warrants for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$699	$239	$733	$390
Change in fair value	(459)	134	(493)	(17)
Balance, end of period	$240	$373	$240	$373

For the three and nine months ended September 30, 2026 and 2025, the change in the fair value of the Term Loan Warrants was due to the change in price of the Company's Class A Common Stock, the remaining contractual term and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

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

The following table presents significant assumptions utilized in the valuation of the Common Stock Warrants on September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Risk-free rate	4.9%	3.6%
Dividend yield rate	—	—
Volatility	87.2%	90.4%
Contractual term (in years)	2.70	3.45
Exercise price	$11.24	$11.24

The following table presents changes in the fair value of the Common Stock Warrants for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$3,126	$1,065	$3,420	$1,783
Change in fair value	(2,225)	628	(2,519)	(90)
Balance, end of period	$901	$1,693	$901	$1,693

For the three and nine months ended September 30, 2026 and 2025, the change in the fair value of the Common Stock Warrants resulted from the change in price of the Company’s Class A common stock, the remaining contractual term, and the risk-free rate. The changes in fair value are included in the unaudited condensed consolidated statements of operations as a component of change in fair value of warrant liabilities and in the unaudited condensed consolidated balance sheets as other liabilities.

Note 4. Inventory

Inventory, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025

Raw materials and work in process	$8,290	$5,194
Finished goods	6,145	4,216
Total inventory	$14,435	$9,410

Total adjustments to the carrying value of excess inventory and inventory on hand to net realizable value were $0.3 million and $1.1 million during the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.3 million during the three and nine months ended September 30, 2025, respectively. The Company recorded all of these adjustments in nutrition and other cost of revenue for the three and nine months ended September 30, 2026 and 2025, respectively.

Note 5. Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net	$1,054	$1,138
Deferred Affiliate costs	470	645
Deferred Partner costs	78	1,371
Other	1,098	1,184
Total other current assets	$2,700	$4,338

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025

Computer software and web development	$97,737	$107,539
Computer equipment	9,388	12,553
Leasehold improvements	—	20
Furniture, fixtures and equipment	274	470
Computer software and web development projects in-process	272	—
Property and equipment, gross	107,671	120,582
Less: Accumulated depreciation	(102,549)	(112,059)
Total property and equipment, net	$5,122	$8,523

The Company recorded depreciation expense related to property and equipment in the following expense categories of its unaudited condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Cost of revenue	$675	$909	$3,159	$3,242
Enterprise technology and development	753	970	2,443	3,547
Total depreciation	$1,428	$1,879	$5,602	$6,789

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Employee compensation and benefits	$3,207	$3,796
Advertising	1,903	3,928
Information technology	1,689	1,308
Inventory, shipping and fulfillment	1,475	2,243
Sales and other taxes	1,265	1,928
Outside professional services	1,213	2,170
Other accrued expenses	1,070	3,035
Total accrued expenses	$11,822	$18,408

As of December 31, 2025, we reclassified accrued Partner costs to other accrued expenses to conform to the current year presentation. This reclassification had no impact on total accrued expenses.

Advertising costs, which are primarily comprised of social media, television media, and internet advertising expenses and also include print, radio, and infomercial production costs, were $4.0 million and $22.9 million for the three and nine months ended September 30, 2026, respectively, and $7.8 million and $29.9 million for the three and nine months ended September 30, 2025, respectively.

Other Current Liabilities

On October 1, 2025, the Company entered into a financing agreement with AFCO Acceptance Corporation ("AFCO") to finance certain of its annual insurance premiums. The Company financed $1.7 million, which was paid over an eleven month period with the first payment due on November 1, 2025. The financing had an interest rate of 6.84% and AFCO had a security interest in the underlying policies that were financed. The zero and $1.4 million outstanding as of September 30, 2026 and December 31, 2025, respectively, is recorded in other current liabilities and accounts payable in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

On October 1, 2025, the Company entered into a financing agreement with First Insurance Funding ("FIF") to finance certain of its annual insurance premiums. The Company financed $1.6 million, which was paid over a nine month period with the first payment due on November 1, 2025. The financing had an interest rate of 6.82% and FIF had a security interest in the underlying policies that were financed. The zero and $1.2 million outstanding as of September 30, 2026 and December 31, 2025, respectively, is recorded in other current liabilities and accounts payable in the condensed consolidated balance sheet and the interest expense is recorded in interest expense in the condensed consolidated statement of operations.

Note 8. Commitments and Contingencies

Inventory Purchase and Service Agreements

The Company has noncancelable inventory purchase and service agreements with multiple service providers which expire at varying dates through 2029. During the three and nine months ended September 30, 2026 and 2025, there were no losses on inventory purchase commitments. Service agreement obligations include amounts related to fitness and nutrition trainers, information systems support, and other technology projects.

Future minimum payments under noncancelable service and inventory purchase agreements for the periods succeeding September 30, 2026 are as follows (in thousands):

Three months ending December 31, 2026	$6,188
Year ending December 31, 2027	5,288
Year ending December 31, 2028 and thereafter	1,201
$12,677

The preceding table excludes royalty payments to fitness trainers, talent, and others that are based on future sales as such amounts cannot be reasonably estimated. During the nine months ended September 30, 2026, the Company paid $1.8 million of royalty payments exclusive of guaranteed payments.

Lease Commitments

The Company leases facilities under noncancelable operating leases expiring through 2029. These lease obligations will require payments of approximately $0.3 million during the three months ending December 31, 2026, $0.5 million for the year ending December 31, 2027 and $0.4 million in total thereafter through 2029.

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

Note 9. Debt

ABL Facility

On May 13, 2025, (the “Asset-Based Lending Facility Effective Date”), the Company, the lenders party thereto and Tiger Finance, LLC (“Tiger”), as administrative agent, entered into a $35.0 million asset-based lending facility (the "ABL Facility"), which includes a $10.0 million uncommitted accordion, that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger (the "Credit Agreement"). The amount that the Company may borrow under the ABL Facility is based on a borrowing base calculated based on advance rates for the various assets serving as collateral for the ABL Facility. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. In connection with the ABL Facility, the Company incurred $1.8 million of third-party debt issuance costs which were recorded in the unaudited condensed consolidated balance sheet at September 30, 2026 as a reduction of long-term debt and are being amortized over the term of the ABL Facility using the effective-interest method. The ABL Facility bears interest based on the one-month Secured Overnight Financing Rate ("SOFR") plus 9.00% at its inception, which can decrease to the one-month SOFR plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The SOFR is subject to a 3.5% floor. The ABL Facility had an effective interest rate of 15.13% and a cash interest rate of 12.67% for the nine months ended September 30, 2026. The Company recorded $1.0 million and $3.0 million of interest related to the ABL Facility during the three and nine months ended September 30, 2026, respectively. The ABL Facility is secured by a first lien on substantially all of the Company’s assets.

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

The Company’s financial covenants under the ABL Facility were as follows until they were amended as part of the ABL Facility First Amendment (defined below):

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

See ABL Facility First Amendment and ABL Facility Second Amendment (defined below) below for discussion of the amendments to the above financial covenants.

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

ABL Facility First Amendment

On January 7, 2026, (the “ABL Facility First Amendment Effective Date”), the Company and Tiger entered into Amendment No. 1 to the Credit Agreement (the "ABL Facility First Amendment") which amended the Company’s existing Credit Agreement. The ABL Facility First Amendment amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) eliminate the capital expenditures covenant, (2) increase the minimum liquidity financial covenant from $12 million to $15 million, (3) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $4.6 million greater than the outstanding debt principal (a Covenant Testing Period, as defined in the ABL Facility First Amendment), (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 850,000 to 700,000, which is tested if a Covenant Testing Period (as defined in the ABL Facility First Amendment) has been triggered, (5) add an additional financial covenant such that if a Covenant Testing Period (as defined in the ABL Facility First Amendment) is in effect, the Company must maintain a minimum billings fixed charge coverage ratio ("BFCCR") (as defined in the ABL Facility First Amendment) of at least 1.1x, (6) extended the date for potential decrease in the interest rate of the ABL Facility from SOFR plus 9.00% to SOFR plus 7.75% from May 13, 2026 to December 31, 2026, (7) extended the Make Whole prepayment premium from November 13, 2026 to July 7, 2027, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred a 1% amendment fee on the outstanding ABL Facility balance prior to the amendment (fee of $0.3 million) which was recorded as of the ABL Facility First Amendment Effective Date in the consolidated balance sheet as a reduction of long-term debt and is being amortized over the remaining term of the ABL Facility using the effective-interest method.

ABL Facility Second Amendment

On August 3, 2026, (the “ABL Facility Second Amendment Effective Date”), the Company and Tiger entered into Amendment No. 2 to the Credit Agreement (the "ABL Facility Second Amendment") which amended the Company’s existing Credit Agreement which had been previously amended by the ABL Facility First Amendment on January 7, 2026. The ABL Facility Second Amendment amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $22.5 million, (a Covenant Testing Period, as defined in the ABL Facility Second Amendment), a decrease from the previous required cash level of $4.6 million greater than the outstanding debt principal ($29.6 million at June 30, 2026), (2) eliminate the minimum BFCCR covenant, (3) increase the minimum liquidity financial covenant from $15 million to $18 million, which will decrease at a monthly amount of approximately $0.2 million beginning March 1, 2027, to $16 million, (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 700,000 to 650,000 through December 31, 2026 and 550,000 thereafter, which is tested if a Covenant Testing Period (as defined in the ABL Facility Second Amendment) has been triggered, (5) the Three Months Billings Target (as defined in the ABL Facility Second Amendment) increased from 90% to 92.5% of the forecast provided to the lender on the ABL Facility Second Amendment Effective Date, which is tested if a Covenant Testing Period (as defined in the ABL Facility Second Amendment) has been triggered, (6) the interest rate of the ABL Facility will remain at SOFR plus 9.00% till the maturity of the ABL Facility, (7) the monthly principal payment will increase by approximately $0.1 million, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company was in compliance with the financial covenants under the ABL Facility as of September 30, 2026.

The Company incurred an amendment fee of $0.3 million which was recorded as of the ABL Facility Second Amendment Effective Date in the consolidated balance sheet as a reduction of long-term debt and is being amortized over the remaining term of the ABL Facility using the effective-interest method.

Principal Balance-ABL Facility

As of September 30, 2026, the principal balance outstanding under the ABL Facility was $24.4 million. The aggregate amounts of payments due for the periods succeeding September 30, 2026 and reconciliation of the Company’s debt balances, net of debt discount and debt issuance costs, are as follows (in thousands):

Three months ending December 31, 2026	$675
Year ending December 31, 2027	2,700
Year ending December 31, 2028	21,046
Total debt	24,421
Less current portion	(2,700)
Less unamortized debt discount and debt issuance costs	(1,528)
Total long-term debt	$20,193

The ABL Facility had no required payment of principal until July 1, 2026 and thereafter the principal payments are approximately $2.1 million per year, which is split into equal monthly payments of $177,083. As part of the ABL Facility Second Amendment, the monthly principal payment was increased to $225,000 per month beginning September 1, 2026. The remaining unpaid principal balance of the ABL Facility will be due on the maturity date of May 13, 2028, unless extended pursuant to its terms.

Repayment of Term Loan

The Company used the proceeds from the ABL Facility to repay in full its Term Loan (as defined below) on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million) and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the nine months ended September 30, 2025.

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

Letter of credit

At December 31, 2025, the Company had one irrevocable standby letter of credit outstanding, totaling $0.1 million which was collateralized by $0.1 million of cash. This letter of credit was terminated on August 14, 2026. At December 31, 2025, the cash collateralizing this letter of credit was classified as current restricted cash in our unaudited condensed consolidated balance sheet.

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

The Company’s CODM assesses the segment's performance by using net income (loss). The CODM uses net income (loss) for its segment in the annual budget and forecasting process. The CODM considers budget to actual variances on a quarterly basis for its profit measures when making decisions about the allocation of operating and capital resources to the segment.

The Company recorded depreciation expense related to its property and equipment of $1.4 million and $5.6 million for the three and nine months ended September 30, 2026, respectively, and $1.9 million and $6.8 million for the three and nine months ended September 30, 2025, respectively. See Note 6, Property and Equipment, Net, for additional information on the Company's depreciation expense. The Company recorded content amortization expense of $1.1 million and $3.8 million for the three and nine months ended September 30, 2026, respectively, and $1.9 million and $6.9 million for the three and nine months ended September 30, 2025, respectively. The Company recorded interest income, which is recorded in other income, net, in the condensed consolidated statement of operations, of $0.2 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.

Since the Company has only one reporting segment, the presentation of the Company’s segment’s operating results is the same as the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 and the expenses on the condensed consolidated statement of operations are the significant segment expenses (see the Company’s condensed consolidated statement of operations) and its assets and liabilities are the same as the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (see the Company’s condensed consolidated balance sheets).

Note 11. Stockholders’ Equity

As of September 30, 2026, 2,000,000,000 shares, $0.0001 par value per share are authorized, of which, 1,600,000,000 shares are designated as Class A common stock, 200,000,000 shares are designated as Class X common stock, 100,000,000 shares are designated as Class C common stock and 100,000,000 shares are designated as preferred stock.

Holders of each share of each class of Common Stock are entitled to dividends when, as, and if declared by the Company’s Board of Directors (the "Board"), subject to the rights and preferences of any holders of Preferred Stock outstanding at the time. As of September 30, 2026, the Company had not declared any dividends. The holder of each Class A common stock is entitled to one vote, the holder of each share of Class X common stock is entitled to ten votes and except as otherwise required by law, the holder of each share of Class C common stock is not entitled to any voting powers.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the three months ended September 30, 2026 and 2025 (in thousands):

Total[1]

Balances at June 30, 2025	$(64)
Other comprehensive loss before reclassifications	(4)
Balances at September 30, 2025	$(68)

Balances at June 30, 2026	$(35)
Other comprehensive income before reclassifications	—
Balances at September 30, 2026	$(35)

1Total denotes foreign currency translation adjustments.

The following tables summarize changes in accumulated other comprehensive income (loss) by component during the nine months ended September 30, 2026 and 2025 (in thousands):

Total[1]

Balances at December 31, 2024	$(49)
Other comprehensive loss before reclassifications	(19)
Balances at September 30, 2025	$(68)

Balances at December 31, 2025	$(47)
Other comprehensive income before reclassifications	12
Balances at September 30, 2026	$(35)

1Total denotes foreign currency translation adjustments.

Note 12. Equity-Based Compensation

Equity Compensation Plans

A summary of the option activity under the Company’s equity compensation plans is as follows:

	Time-Vesting Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	714,618	$22.82	6.51	$2,573
Granted	150,000	7.64
Exercised	(17,525)	6.43
Forfeited	(18,468)	6.43
Expired	(18,147)	55.52
Outstanding at September 30, 2026	810,478	$20.01	6.63	$—
Exercisable at September 30, 2026	663,293	$22.93	6.52	$—

	Performance-Vesting Options Outstanding
	Number of Options	Weighted-Average Exercise Price (per option)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	—	$—	—	$—
Granted	100,000	7.03
Outstanding at September 30, 2026	100,000	$7.03	9.88	$—
Exercisable at September 30, 2026	—	$—	—	$—

On August 15, 2026, the Company granted a stock option under the 2021 Incentive Award Plan (the "2021 Plan") to the Company's Executive Chairman of the Board (the "Chairman"), covering an aggregate of 200,000 shares of the Company’s Class A common stock, (the “Option”). Of this amount, 100,000 shares subject to the Option vested as of the grant date (August 15, 2026) (the “Time-Vesting Options”) and 100,000 shares will vest based on the attainment of applicable performance goals and continued service (the “Performance-Vesting Options”). The Time-Vesting Options vested and became exercisable with respect to all of the Time-Vesting Options subject to the Option on August 15, 2026 and the Company recorded the fair value of those options ($0.5 million) as equity based compensation expense at the grant date. The Performance-Vesting Options will vest and become exercisable based on both (1) the achievement of pre-determined retail receipts goals and (2) the Chairman’s service through the applicable vesting date. Any earned Performance-Vesting Options will vest and become exercisable as of the date on which the applicable retail receipts goal is achieved. The exercise price of the Options was $7.03 per option and none of the Performance-Vesting Options were exercisable as of September 30, 2026.

A summary of restricted stock unit ("RSU") activity is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Fair Value (per RSU)
Outstanding at December 31, 2025	517,580	$9.24
Granted	611,011	10.14
Vested	(138,045)	11.18
Forfeited	(113,668)	10.27
Outstanding at September 30, 2026	876,878	$9.43

The fair value of RSUs vested during the three and nine months ended September 30, 2026 was $0.2 million and $1.5 million, respectively. $0.3 million and $2.2 million was the fair value of RSUs vested during the three and nine months ended September 30, 2025, respectively.

On January 1, 2026, the number of shares available for issuance under the 2021 Plan increased by 358,986 pursuant to the terms of the 2021 Plan. As of September 30, 2026, 847,445 shares of Class A common stock were available for issuance under the 2021 Plan.

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld shares of common stock with an aggregate fair value and remitted taxes of $0.5 million during the nine months ended September 30, 2026, which were classified as financing cash outflows in the unaudited condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2021 Plan, which are available under the plan terms for future issuance.

Employee Stock Purchase Plan ("ESPP")

In May 2022, the Company established an ESPP, the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or ending of each six-month purchase period.

On January 1, 2026, the number of shares available for issuance under the ESPP increased by 71,797 pursuant to the terms of the ESPP. As of September 30, 2026, 248,772 shares of Class A common stock were available for issuance under the ESPP.

During the nine months ended September 30, 2026, 14,734 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $6.43 per share.

Stock-based compensation expense associated with the Company’s ESPP is based on fair value estimated on the date of grant using the Black-Scholes option pricing valuation model and the following weighted-average assumptions for grants during the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
Risk-free rate	3.7%	4.2%
Dividend yield rate	—	—
Volatility	91.5%	76.2%
Expected term (in years)	0.50	0.50
Weighted-average grant date fair value	$2.34	$1.11

Equity-Based Compensation Expense

Equity-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Cost of revenue	$108	$110	$331	$506
Selling and marketing	45	134	279	639
Enterprise technology and development	84	72	264	347
General and administrative	1,640	687	3,406	3,252
Total equity-based compensation	$1,877	$1,003	$4,280	$4,744

In connection with the restructuring activities that took place during the three and nine months ended September 30, 2025, the Company modified certain stock awards of terminated employees (two employees in the three month period ended June 30, 2025 and approximately 10 employees in the three month period ended March 31, 2025). See Note 13, Restructuring, for additional information on the restructuring activities. The modifications in the three and nine months ended September 30, 2025 included accelerating the vesting of any options that would have vested within three to six months of the employee's termination date (12 months for former executives of the Company), and all vested options will be available for exercise for a total of six months after the employee's termination date (that is, three months in addition to the standard three months per original agreement). As a result of these modifications, the Company recognized approximately zero and $0.9 million reduction to equity-based compensation expense in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

13. Restructuring

On June 26, 2025, the Company executed a post Pivot restructuring (the "Restructuring") which reduced the Company's headcount by approximately 70 employees (approximately 22% of the Company’s workforce on that date) in the third quarter of 2025. The actions associated with the Restructuring resulted in approximately zero and $2.5 million recorded in the Company's unaudited condensed consolidated statement of operations in the three and nine months ended September 30, 2025, respectively.

In accordance with GAAP, employee termination benefits were recognized at the date employees were notified and post-employment benefits were accrued as the obligation was probable and estimable. Benefits for employees who provided service greater than 60 days from the date of notification were recognized ratably over the service period.

The following tables summarize activity in the Company’s restructuring-related liability during the three and nine months ended September 30, 2025 (in thousands):

	Balance at	Restructuring	Payments /	Liability at
	June 30, 2025	Charges	Utilizations	September 30, 2025
Employee-related costs	$2,599	$(12)	$(2,582)	$5
Total costs	$2,599	$(12)	$(2,582)	$5

	Balance at	Restructuring	Payments /	Liability at
	December 31, 2024	Charges	Utilizations	September 30, 2025
Employee-related costs	$938	$2,480	$(3,413)	$5
Total costs	$938	$2,480	$(3,413)	$5

See Note 16, Subsequent Events, for information related to a restructuring in October 2026.

14. Income Taxes

The Company recorded a benefit for income taxes of approximately zero for the three months ended September 30, 2026 and a provision for income taxes of $0.1 million for the nine months ended September 30, 2026, and a benefit for income taxes of approximately zero and $0.1 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate was (0.3)% and 2.0% for the three and nine months ended September 30, 2026, respectively, and the effective tax rate was (1.4)% and (1.2)% for the three and nine months ended September 30, 2025, respectively.

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate in the three and nine months ended September 30, 2026 primarily due to changes in valuation allowances on deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.

The Company evaluates its tax positions on a quarterly basis and revises its estimate accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and nine months ended September 30, 2026.

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

The computation of net income (loss) per share of Class A and Class X common stock is as follows (in thousands, except share and per share information):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$3,281	$3,569	$6,951	$(8,079)
Less: Income allocated to participating securities under two-class method	34	—	72	—
Less: Tax impact of adjustment (1)	(1)	—	(1)	—
Net income (loss) available to common shareholders - two class method - basic	3,248	3,569	6,880	(8,079)
Diluted net income (loss) per share:
Less: Change in fair value on Term Loan Warrants	459	—	493	—
Less: Tax impact of adjustment (1)	(9)	—	(10)	—
Net income (loss) available to common shareholders - diluted	$2,798	$3,569	$6,397	$(8,079)

Denominator:
Weighted-average common shares outstanding, basic	7,218,583	6,999,247	7,171,981	6,944,758
Dilutive effect of:
RSUs	116,245	46,825	87,500	—
Time-vesting options	63,804	—	120,586	—
Term Loan Warrants	19,225	—	34,724	—
Weighted-average common shares outstanding, diluted	7,417,857	7,046,072	7,414,791	6,944,758

Net income (loss) per common share, basic	$0.45	$0.51	$0.96	$(1.16)
Net income (loss) per common share, diluted	$0.38	$0.51	$0.86	$(1.16)

(1) Tax impact calculated using the annual effective tax rate.

Basic net income (loss) per common share is the same as dilutive net income (loss) per common share for the nine months ended September 30, 2025, as the inclusion of all potential common shares would have been antidilutive in those periods.

The following table presents the common shares as of the end of the respective period that are excluded from the computation of diluted net income (loss) per common share as of the periods presented because including them would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Time-vesting options	746,674	845,612	689,892	845,612
Performance-vesting options	100,000	—	100,000	—
RSUs	760,633	443,662	789,378	490,487
Compensation warrants	79,612	79,612	79,612	79,612
Public and Private Placement Warrants	—	306,667	—	306,667
Term Loan Warrants	78,257	97,482	62,758	97,482
Common Stock Warrants	543,590	543,590	543,590	543,590
Forest Road Earn-out Shares	75,000	75,000	75,000	75,000
ESPP	26,381	24,572	21,157	24,572
	2,410,147	2,416,197	2,361,387	2,463,022

Note 16. Subsequent Events

As mentioned in Note 13, Restructuring, on October 6, 2026, the Company executed a restructuring (the "Nutrition Restructuring") primarily related to the Company's shift in focus from digital to nutrition which will reduce the Company's headcount by approximately 80 employees (approximately 31% of the Company's workforce on that date) in the fourth quarter of 2026. The actions associated with the Nutrition Restructuring are expected to result in approximately $3.0 million in costs and payments consisting primarily of termination benefits during the fourth quarter of 2026.

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
•
disruptions related to the Pivot (as defined below), the Nutrition Restructuring (as defined below) any further restructurings and our ability to implement the proposed restructuring of our core business model;
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

Our revenue is generated primarily through a multi-channel network which includes our direct response advertising, affiliates, social media marketing channels, e-commerce marketplaces such as Amazon, and retail. In addition, prior to the Pivot (as defined below), an additional primary source of revenue was our network of Partners. Components of revenue include recurring digital subscription revenue, digital program sales and revenue from the sale of nutritional and other products. In addition to selling individual products on a one-time basis, we bundle digital and nutritional products together at discounted prices.

On September 30, 2024, the Company announced a restructuring of its network business (the “Pivot”) which converted the Company’s multi-level marketing model (“MLM”) to a single level affiliate model.

For the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

•
Total revenue was $45.2 million, a 25% decrease;
•
Digital revenue was $27.8 million, a 24% decrease;
•
Nutrition and other revenue was $17.4 million, a 26% decrease;
•
Gross margin was 70.7%, a decrease of 390 basis points ("bps");
•
Operating expenses were $30.7 million, compared to $39.7 million;
•
Operating income was $1.3 million, the Company's fifth consecutive quarter of operating income, compared to $5.0 million in the prior year period;
•
Net income was $3.3 million, the Company's fifth consecutive quarter of net income, compared to a net income of $3.6 million;
•
Adjusted net income was $0.6 million, the Company's fifth consecutive quarter of adjusted net income, compared to $4.3 million in the prior year period; and
•
Adjusted EBITDA was $6.4 million, compared to $9.5 million.

For the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

•
Total revenue was $149.1 million, a 24% decrease;
•
Digital revenue was $92.6 million, a 22% decrease;
•
Nutrition and other revenue was $56.5 million, a 26% decrease;
•
Gross margin was 71.6%, a decrease of 100 bps;
•
Operating expenses were $100.6 million, compared to $145.1 million;
•
Operating income was $6.1 million, compared to an operating loss of $2.7 million in the prior year period;

•
Net income was $7.0 million, compared to a net loss of $8.1 million;
•
Adjusted net income was $4.0 million, compared to a loss of $3.6 million in the prior year period; and
•
Adjusted EBITDA was $21.0 million, compared to $17.9 million.

See “Non-GAAP Information” below for information regarding our use of Adjusted EBITDA, Adjusted net income (loss), and a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted net income (loss).

Recent Developments

ABL Facility First Amendment

On January 7, 2026, (the “ABL Facility First Amendment Effective Date”), the Company and Tiger Finance, LLC ("Tiger") entered into Amendment No. 1 to the Credit Agreement (the "ABL Facility First Amendment"), which amended the Company’s existing Credit Agreement. The ABL Facility First Amendment amends, among other things, certain terms of the prior Credit Agreement including without limitation, to (1) eliminate the maximum capital expenditures covenant, (2) amend the minimum liquidity financial covenant, (3) amend the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants which are not tested unless a Covenant Testing Period (as defined in the ABL Facility First Amendment) has been triggered, (4) amend the minimum Monthly Digital Subscriptions Target, which is tested if a Covenant Testing Period has been triggered, (5) include a minimum billings fixed charge coverage ratio ("BFCCR") (as defined in the ABL Facility First Amendment) financial covenant, which is tested if a Covenant Testing Period has been triggered, (6) extended the date for potential decrease in the interest rate of the ABL Facility, (7) extended the Make Whole prepayment premium, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred a 1% amendment fee on the outstanding ABL Facility balance prior to the amendment (fee of $0.3 million).

See Note 9, Debt, for additional information on the ABL Facility First Amendment and the repayment of the Term Loan.

ABL Facility Second Amendment

On August 3, 2026, (the “ABL Facility Second Amendment Effective Date”), the Company and Tiger entered into Amendment No. 2 to the Credit Agreement (the "ABL Facility Second Amendment"), which amended the Company’s existing Credit Agreement which had been previously amended by the ABL Facility First Amendment on January 7, 2026. The ABL Facility Second Amendment amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) amend the cash balance required to trigger a Covenant Testing Period, (2) eliminate the minimum BFCCR covenant, (3) amend the minimum liquidity financial covenant, (4) amend both the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants which are not tested unless a Covenant Testing Period has been triggered, (5) amend the monthly principal payment, (6) the interest rate of the ABL Facility will remain at SOFR plus 9.00% till the maturity of the ABL Facility, and (7) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred an amendment fee of $0.3 million.

See Note 9, Debt, for additional information on the ABL Facility Second Amendment.

Executive Chairman Stock Option Issuance

Effective as of August 15, 2026, the Company's Executive Chairman of the Board of Directors (the "Chairman"), was granted a stock option under the Company’s 2021 Incentive Award Plan (the "2021 Plan") covering an aggregate of 200,000 shares of the Company’s Class A common stock (the “Option”). Of this amount, 100,000 shares subject to the Option vested in full as of the grant date (August 15, 2026) (the “Time-Vesting Options”) and 100,000 shares will vest based on the attainment of applicable performance goals and continued service (the “Performance-Vesting Options”). See Note 12, Equity-Based Compensation, for additional information on the 2021 Plan and the Options granted to the Chairman.

Restructuring

On October 6, 2026, the Company executed a restructuring (the "Nutrition Restructuring") primarily related to the Company's shift in focus from digital to nutrition which will reduce the Company's headcount by approximately 80 employees (approximately 31% of the Company's workforce on that date) in the fourth quarter of 2026. The actions associated with the Nutrition Restructuring are expected to result in approximately $3.0 million in costs and payments consisting primarily of termination benefits during the fourth quarter of 2026.

Key Operational and Business Metrics

We use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of September 30,
	2026	2025

Digital subscriptions (millions)	0.69	0.90
Nutritional subscriptions (millions)	0.06	0.07

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Average digital retention	95.4%	96.9%	95.8%	96.9%
Total streams (millions)	13.3	17.6	46.4	56.4
DAU/MAU	31.4%	32.0%	32.1%	32.0%

Revenue (millions)	$45.2	$59.9	$149.1	$196.2
Gross profit (millions)	$32.0	$44.6	$106.7	$142.4
Gross margin	70.7%	74.6%	71.6%	72.6%

Net income (loss) (millions)	$3.3	$3.6	$7.0	$(8.1)
Adjusted net income (loss) (millions) (1)	$0.6	$4.3	$4.0	$(3.6)
Adjusted EBITDA (millions) (2)	$6.4	$9.5	$21.0	$17.9

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

The table below presents our Adjusted EBITDA reconciled to our net income (loss), the closest GAAP measure, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Net income (loss)	$3,281	$3,569	$6,951	$(8,079)
Adjusted for:
Loss on debt extinguishment (1)	—	—	—	2,166
Depreciation and amortization	1,428	1,879	5,602	6,789
Amortization of capitalized cloud computing implementation costs	534	37	918	112
Amortization of content assets	1,124	1,927	3,793	6,945
Interest expense	1,047	1,056	3,070	3,889
Income tax (benefit) provision	(9)	(49)	141	97
Equity-based compensation (2)	1,877	1,003	4,280	4,744
Restructuring (3)	—	(12)	—	2,480
Change in fair value of warrant liabilities	(2,685)	762	(3,013)	(107)
Non-operating (4)	(243)	(628)	(778)	(1,147)
Adjusted EBITDA	$6,354	$9,544	$20,964	$17,889

(1)
The nine months ended September 30, 2025 represents the loss related to the $17.3 million debt extinguishment that the Company made on May 13, 2025.
(2)
Includes benefits due to the modification of stock awards of approximately zero and $0.9 million for the three and nine months ended September 30, 2025, respectively.

(3)
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

The table below presents our adjusted net income (loss) reconciled to our net income (loss), the closest GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$3,281	$3,569	$6,951	$(8,079)
Adjusted for:
Loss on debt extinguishment (1)	—	—	—	2,166
Restructuring (2)	—	(12)	—	2,480
Change in fair value of warrant liabilities	(2,685)	762	(3,013)	(107)
Tax impact of adjustment (3)	53	(9)	60	(55)
Adjusted net income (loss)	$649	$4,310	$3,998	$(3,595)

(1) The nine months ended September 30, 2025 represents the loss related to the $17.3 million debt extinguishment that the Company made on May 13, 2025.

(2) Includes post-Pivot Restructuring expenses, primarily termination benefits, of approximately zero and $2.5 million for the three and nine months ended September 30, 2025.

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

The table below presents our net cash position, which is our cash and cash equivalents less the debt on our balance sheet for the periods indicated:

	September 30,	December 31,
(in thousands)	2026	2025

Cash and cash equivalents	$27,529	$39,017
Less:
Current portion of debt	2,700	1,062
Long-term debt	20,193	22,564
Net cash position	$4,636	$15,391

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

The table below presents our free cash flow, which is our net cash provided by operating activities less cash used for the purchase of property and equipment for the periods indicated:

	Nine months ended September 30,
(in thousands)	2026	2025

Net cash (used in) provided by operating activities	$(10,071)	$16,767
Less:
Cash used in the purchase of property and equipment	2,075	3,698
Free cash flow	$(12,146)	$13,069

Results of Operations

The Company has one operating segment. The following discussion of our results and operations is on a consolidated basis.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue:
Digital	$27,832	$36,390	$92,552	$118,994
Nutrition and other	17,353	23,497	56,530	76,322
Connected fitness	—	—	—	875
Total revenue	45,185	59,887	149,082	196,191
Cost of revenue:
Digital	3,806	4,348	12,066	15,452
Nutrition and other	9,413	10,890	30,305	36,081
Connected fitness	—	—	—	2,222
Total cost of revenue	13,219	15,238	42,371	53,755
Gross profit	31,966	44,649	106,711	142,436
Operating expenses:
Selling and marketing	11,549	19,130	45,942	75,628
Enterprise technology and development	10,193	10,406	29,484	33,613
General and administrative	8,913	10,139	25,192	33,367
Restructuring	—	(12)	—	2,480
Total operating expenses	30,655	39,663	100,618	145,088
Operating income (loss)	1,311	4,986	6,093	(2,652)
Other income (expense)
Loss on debt extinguishment	—	—	—	(2,166)
Change in fair value of warrant liabilities	2,685	(762)	3,013	107
Interest expense	(1,047)	(1,056)	(3,070)	(3,889)
Other income, net	323	352	1,056	618
Income (loss) before income taxes	3,272	3,520	7,092	(7,982)
Income tax (provision) benefit	9	49	(141)	(97)
Net income (loss)	$3,281	$3,569	$6,951	$(8,079)

Revenue

Revenue includes digital subscriptions, digital program sales, nutritional supplement subscriptions, one-time nutritional sales, connected fitness products (management ceased the sale of bike inventory in the first quarter of 2025), and other fitness-related products. We sell bundled products that combine digital subscriptions, nutritional products, and/or other fitness products. We consider these sales to be revenue arrangements with multiple performance obligations and allocate the transaction price to each performance obligation based on its relative stand-alone selling price. We defer revenue when we receive payments in advance of delivery of products or the performance of services. Digital subscriptions revenue is recognized ratably over the subscription period which at September 30, 2026 had an initial average life of approximately 13 months.

	Three months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$27,832	$36,390	$(8,558)	(24%)
Nutrition and other	17,353	23,497	(6,144)	(26%)
Total revenue	$45,185	$59,887	$(14,702)	(25%)

The decrease in digital revenue for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily attributable to an $8.5 million decrease in revenue from our digital streaming services due to 22% fewer average subscriptions in the current quarter as compared to the prior year as the result of lower demand.

The decrease in nutrition and other revenue for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily attributable to a $3.3 million decrease in revenue from nutritional products due to a 23% decrease in the average order value due to product mix and promotional offerings and 10% fewer average nutritional subscriptions in the current quarter as compared to the prior year as the result of lower demand, a $1.5 million decrease in revenue from accessories due to promotional offerings in the prior year period, and a $0.6 million decrease in shipping revenue due to the decrease in nutritional products sold.

	Nine months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Digital	$92,552	$118,994	$(26,442)	(22%)
Nutrition and other	56,530	76,322	(19,792)	(26%)
Connected fitness	—	875	(875)	(100%)
Total revenue	$149,082	$196,191	$(47,109)	(24%)

The decrease in digital revenue for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily attributable to a $26.4 million decrease in revenue from our digital streaming services due to 21% fewer average subscriptions in the current year as compared to the prior year as the result of lower demand.

The decrease in nutrition and other revenue for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily attributable to a $16.7 million decrease in revenue from nutritional products due to a 21% decrease in the average order value due to product mix and promotional offerings and 8% fewer average nutritional subscriptions in the current year as compared to the prior year as the result of lower demand, a $1.4 million decrease in shipping revenue due to the decrease in nutritional products sold, and a $1.0 million decrease in revenue from accessories due to promotional offerings in the prior year period, partially offset by a $0.5 million increase in Amazon sales primarily due to the increased focus on this sales channel.

The decrease in connected fitness revenue for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

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

	Three months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$3,806	$4,348	$(542)	(12%)
Nutrition and other	9,413	10,890	(1,477)	(14%)
Total cost of revenue	$13,219	$15,238	$(2,019)	(13%)

Gross profit
Digital	$24,026	$32,042	$(8,016)	(25%)
Nutrition and other	7,940	12,607	(4,667)	(37%)
Total gross profit	$31,966	$44,649	$(12,683)	(28%)

Gross margin
Digital	86.3%	88.1%
Nutrition and other	45.8%	53.7%
Total gross margin	70.7%	74.6%

The decrease in digital cost of revenue for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to a $0.8 million decrease in digital content amortization as the result of lower production spend. The decrease in digital gross margin for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily as a result of certain fixed expenses which did not decrease as quickly as the decline in digital revenue.

The decrease in nutrition and other cost of revenue for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to a $0.7 million decrease in product costs due to a decrease in volume of products sold, a $0.4 million decrease in inventory adjustments, and a $0.2 million decrease in logistics expenses related to the decrease in nutrition and other revenue. The decrease in nutrition and other gross margin for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to a higher level of promotional offerings in the current period.

	Nine months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue
Digital	$12,066	$15,452	$(3,386)	(22%)
Nutrition and other	30,305	36,081	(5,776)	(16%)
Connected fitness	—	2,222	(2,222)	(100%)
Total cost of revenue	$42,371	$53,755	$(11,384)	(21%)

Gross profit
Digital	$80,486	$103,542	$(23,056)	(22%)
Nutrition and other	26,225	40,241	(14,016)	(35%)
Connected fitness	—	(1,347)	1,347	100%
Total gross profit	$106,711	$142,436	$(35,725)	(25%)

Gross margin
Digital	87.0%	87.0%
Nutrition and other	46.4%	52.7%
Connected fitness	—	NM
Total gross margin	71.6%	72.6%

NM-not meaningful

The decrease in digital cost of revenue for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to a $3.2 million decrease in digital content amortization as a result of lower production spend. The digital gross margin for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was effectively unchanged.

The decrease in nutrition and other cost of revenue for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to a $2.8 million decrease in product costs due to a decrease in the volume of products sold, a $2.0 million decrease in logistics expenses related to the decrease in nutrition and other revenue, and a $1.4 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years, partially offset by a $0.2 million increase in depreciation expense. Nutrition and other gross margin decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily as a result of a higher level of promotional offerings in the current year.

The decrease in connected fitness cost of revenue for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was due to management's decision to cease the sale of bike inventory in the first quarter of 2025.

Operating Expenses

Selling and Marketing

Selling and marketing expenses primarily include the cost of advertising, third-party sales commissions, Partner compensation, affiliate expenses, promotions and events as well as the personnel expenses for employees and consultants who support these areas. Selling and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue, timing of new content and nutritional product launches, and the timing of our media investments to build awareness around launch activity.

	Three months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$11,549	$19,130	$(7,581)	(40%)
As a percentage of total revenue	25.6%	31.9%

The decrease in selling and marketing expense for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to a $4.4 million decrease in Partner compensation (from $4.7 million for the three months ended September 30, 2025 to $0.3 million for the three months ended September 30, 2026) due to the Pivot (as we no longer have Partner compensation on new sales after November 1, 2024 and the Partner Compensation recorded in the current quarter was the amortization of Partner compensation that was deferred in prior periods), a $2.4 million decrease in media expense due to continued cost containment, and a $0.4 million decrease in royalty expense due to a decrease in royalty bearing sales.

Selling and marketing expense as a percentage of total revenue decreased by 630 bps primarily due to the Pivot and transition from the MLM model to an affiliate model which significantly reduced Partner compensation.

	Nine months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Selling and marketing	$45,942	$75,628	$(29,686)	(39%)
As a percentage of total revenue	30.8%	38.5%

The decrease in selling and marketing expense for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to a $22.7 million decrease in Partner compensation (from $24.2 million for the nine months ended September 30, 2025 to $1.4 million for the nine months ended September 30, 2026) due to the Pivot (as we no longer have Partner compensation on new sales after November 1, 2024 and the Partner compensation recorded in the current year was the amortization of Partner compensation that was deferred in prior periods), a $3.8 million decrease in media expense due to continued cost containment, and a $1.2 million decrease in royalty expense due to a decrease in royalty bearing sales.

Selling and marketing expense as a percentage of total revenue decreased by 770 bps primarily due to the Pivot and transition from the MLM model to an affiliate model which significantly reduced Partner compensation.

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

	Three months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$10,193	$10,406	$(213)	(2%)
As a percentage of total revenue	22.6%	17.4%

The decrease in enterprise technology and development expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to a $0.2 million decrease in depreciation expense as a result of certain long-lived assets that were fully depreciated as of June 30, 2026.

Enterprise technology and development expense as a percentage of total revenue increased by 520 bps primarily due to a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

	Nine months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Enterprise technology and development	$29,484	$33,613	$(4,129)	(12%)
As a percentage of total revenue	19.8%	17.1%

The decrease in enterprise technology and development expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to a $3.1 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that occurred in the past two years and a $1.1 million decrease in depreciation expense as a result of certain long-lived assets that were fully depreciated as of December 31, 2025.

Enterprise technology and development expense as a percentage of total revenue increased by 270 bps primarily due to a decrease in revenue at a faster pace than the reduction in enterprise technology and development expenses.

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, and human resources functions. General and administrative expenses also include fees for professional services principally comprised of legal, audit, tax, and insurance.

	Three months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

General and administrative	$8,913	$10,139	$(1,226)	(12%)
As a percentage of total revenue	19.7%	16.9%

The decrease in general and administrative expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to a $0.9 million decrease in litigation costs due to less pending legal matters and a $0.2 million decrease in insurance expense, as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period.

General and administrative expenses as a percentage of total revenue increased by 280 bps due primarily to the decrease in revenue at a faster pace than the reduction in general and administrative expenses.

	Nine months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

General and administrative	$25,192	$33,367	$(8,175)	(25%)
As a percentage of total revenue	16.9%	17.0%

The decrease in general and administrative expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to a $4.3 million decrease in professional related expenses, a $2.2 million decrease in personnel-related expenses due to lower headcount primarily related to the restructuring activities that have occurred in the past two years, a $1.0 million decrease in litigation costs due to less pending legal matters, and a $0.7 million decrease in insurance expense as some of our insurance is based on the level of the Company's revenues or the number of employees, which both have declined in the current period compared to the prior period.

General and administrative expenses as a percentage of total revenue decreased by 10 bps effectively flat with the prior year period.

Restructuring

In 2025 restructuring charges primarily related to additional post Pivot headcount reductions. The charges incurred primarily consist of employee termination costs.

	Three months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Restructuring	$—	$(12)	$12	(100%)

	Nine months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Restructuring	$—	$2,480	$(2,480)	(100%)

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

	Three months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Change in fair value of warrant liabilities	2,685	(762)	3,447	NM
Interest expense	(1,047)	(1,056)	9	(1%)
Other income, net	323	352	(29)	(8%)

The $3.4 million change in fair value of warrant liabilities during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily resulted from a 54% decrease in our stock price during the current quarter as compared to an increase of 44% in the prior year quarter.

	Nine months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Loss on debt extinguishment	$—	$(2,166)	$2,166	(100%)
Change in fair value of warrant liabilities	3,013	107	2,906	NM
Interest expense	(3,070)	(3,889)	819	(21%)
Other income, net	1,056	618	438	71%

The loss on debt extinguishment for the nine months ended September 30, 2025 was due to the repayment in full ($17.3 million) of the Term Loan as of May 13, 2025. The $2.9 million change in fair value of warrant liabilities during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily resulted from a 55% decrease in our stock price during the current period as compared to a 4% decrease in our stock price in the prior year period. The $0.8 million decrease in interest expense was primarily due to the decrease in the effective interest rate on the borrowings outstanding in the current period (15.1%) as compared to the prior year period (21.4%) due to the repayment of the Term Loan on May 13, 2025 and the lower interest rates associated with the ABL Facility, partially offset by an increase of approximately 11% in the average principal debt balance outstanding during the current period as compared to the prior year period.

Income Tax (Provision) Benefit

Income tax (provision) benefit consists of income taxes related to U.S. federal and state jurisdictions as well as those foreign jurisdictions where we have business operations.

	Three months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Income tax benefit	$9	$49	$(40)	(82%)

The income tax benefit decrease for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily driven by changes in our valuation allowance.

	Nine months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)

Income tax provision	$(141)	$(97)	$(44)	45%

The income tax provision increase for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by changes in our valuation allowance.

Liquidity and Capital Resources

ABL Facility and Repayment of Term Loan

On May 13, 2025, the Company, the lenders party thereto and Tiger, as administrative agent, entered into a $35.0 million ABL Facility, which includes a $10.0 million uncommitted accordion that matures on May 13, 2028 with the potential for two one-year extensions which would need to be approved by Tiger. The Company borrowed $25.0 million on the Asset-Based Lending Facility Effective Date. The ABL Facility bears interest based on the one-month SOFR plus 9.00% at its inception with a reduction in the rate to the one-month SOFR plus 7.75% after May 13, 2026 if the Company's fixed charge coverage ratio is greater than 1.10x. The ABL Facility is secured by a first lien on substantially all of the Company’s assets and there is no required payment of principal until July 1, 2026 and thereafter the principal repayment is approximately $2.1 million per year, which is split into equal monthly payments of $177,083. The remaining unpaid principal balance of the ABL Facility will be due on May 13, 2028, unless the ABL Facility is extended pursuant to its terms. During the nine months ended September 30, 2026, the ABL Facility had an effective interest rate of 15.13% and a cash interest rate of 12.67%.

The Company used the proceeds from the ABL Facility to repay in full its existing Term Loan on May 13, 2025 (outstanding principal balance of $17.3 million as of the date of repayment) along with the repayment of the outstanding paid in kind of $0.5 million, a prepayment premium of $0.3 million and outstanding accrued interest of $0.2 million. The repayment of the Term Loan was accounted for as a debt extinguishment and the Company wrote off the remaining amount of unamortized debt discount and debt issuance costs as of the repayment date ($1.7 million) which in addition to the prepayment premium ($0.3 million) and certain legal expenses, was recorded as a loss on debt extinguishment of $2.2 million in the nine months ended September 30, 2025.

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

The Company’s financial covenants under the ABL Facility were as follows until they were amended as part of the ABL Facility First Amendment, which is discussed below:

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

ABL Facility First Amendment

On January 7, 2026, the Company and Tiger entered into the ABL Facility First Amendment, which amended the Company’s existing Credit Agreement. The ABL Facility First Amendment amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) eliminate the capital expenditures covenant, (2) increase the minimum liquidity financial covenant from $12 million to $15 million, (3) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $4.6 million greater than the outstanding debt principal (a Covenant Testing Period, as defined in the ABL Facility First Amendment), (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 850,000 to 700,000, which is tested if a Covenant Testing Period (as defined in the ABL Facility First Amendment) has been triggered, (5) add an additional financial covenant such that if a Covenant Testing Period, as defined in the ABL Facility First Amendment) is in effect, the Company must maintain a minimum BFCCR (as defined in the ABL Facility First Amendment) of at least 1.1x, (6) extended the date for potential decrease in the interest rate of the ABL Facility from

SOFR plus 9.00% to SOFR plus 7.75% from May 13, 2026 to December 31, 2026, (7) extended the Make Whole prepayment premium from November 13, 2026 to July 7, 2027, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred a 1% amendment fee on the outstanding ABL Facility balance prior to the amendment (fee of $0.3 million).

See Note 9, Debt, for additional information on the ABL Facility First Amendment.

ABL Facility Second Amendment

On August 3, 2026, the Company and Tiger entered into the ABL Facility Second Amendment which amended the Company’s existing Credit Agreement which had been previously amended by the ABL Facility First Amendment on January 7, 2026. The ABL Facility Second Amendment amends, among other things, certain terms of the Credit Agreement including without limitation, to (1) the minimum Three Months Total Billings Target and the minimum Monthly Digital Subscriptions financial covenants are not tested unless the Company's cash balance is less than $22.5 million, (a Covenant Testing Period, as defined in the ABL Facility Second Amendment), a decrease from the previous required cash level of $4.6 million greater than the outstanding debt principal ($29.6 million at June 30, 2026), (2) eliminate the minimum BFCCR covenant, (3) increase the minimum liquidity financial covenant from $15 million to $18 million, which will decrease at a monthly amount of approximately $0.2 million beginning March 1, 2027, to $16 million, (4) decrease the minimum Monthly Digital Subscriptions Target covenant level from 700,000 to 650,000 through December 31, 2026 and 550,000 thereafter, which is tested if a Covenant Testing Period (as defined in the ABL Facility Second Amendment) has been triggered, (5) the Three Months Billings Target (as defined in the ABL Facility Second Amendment) increased from 90% to 92.5% of the forecast provided to the lender on the ABL Facility Second Amendment Effective Date, which is tested if a Covenant Testing Period (as defined in the ABL Facility Second Amendment) has been triggered, (6) the interest rate of the ABL Facility will remain at SOFR plus 9.00% till the maturity of the ABL Facility, (7) the monthly principal payment will increase by approximately $0.1 million, and (8) amend certain financial definitions, reporting covenants and other covenants thereunder.

The Company incurred an amendment fee of $0.3 million.

See Note 9, Debt, for additional information on the ABL Facility Second Amendment.

Liquidity Considerations

We were in compliance with the financial covenants under our ABL Facility as of September 30, 2026. The Company believes it will remain in compliance with the financial covenants under the ABL Facility for at least one year following the date that these condensed consolidated financial statements are issued and that it will have adequate cash flows to support its ongoing operations for at least one year following the date that these condensed consolidated financial statements are issued.

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

See Note 9, Debt, for additional information on the Term Loan.

Purchase Commitments and Lease Obligations

As of September 30, 2026, we have $13.9 million of purchase commitments and lease obligations associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. See Note 8, Commitments and Contingencies, for discussion of our contractual commitments that are primarily due within the next year.

Cash Flows

For the nine months ended September 30, 2026 and 2025, our net cash flows were as follows:

	Nine months ended September 30,
	2026	2025
	(in thousands)

Net cash (used in) provided by operating activities	$(10,071)	$16,767
Net cash provided by (used in) investing activities	425	(3,698)
Net cash (used in) provided by financing activities	(1,580)	511

As of September 30, 2026, we had cash and cash equivalents totaling $27.5 million.

Net cash (used in) provided by operating activities was $(10.1) million and $16.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in net cash used in operating activities during the nine months ended September 30, 2026, compared to the prior year period, was primarily due to a decrease in cash provided by other assets of $21.1 million, an increase in cash used for inventory of $10.0 million (due primarily to the Company's increased focus on nutritional products as well as the Company beginning to sell nutritional products through a retail environment), an increase in cash used for accrued expenses of $4.7 million, a decrease in cash provided by the amortization of content assets of $3.2 million, an increase in cash used in change in fair value of warrant liabilities of $2.9 million, a decrease in cash provided by prepaid expenses of $2.4 million, and a decrease in cash provided by loss on debt extinguishment of $2.2 million, partially offset by an increase in net income of $15.0 million, an increase in cash provided by accounts payable of $5.6 million, and a decrease in cash used by deferred revenue of $2.4 million.

Net cash provided by (used in) investing activities was $0.4 million and $(3.7) million for the nine months ended September 30, 2026 and 2025, respectively. The increase in net cash provided by investing activities was due to the maturity of restricted short term investments of $2.5 million in the current period and a decrease in capital expenditures of $1.6 million due to continued focus by management on capital expenditures.

Net cash (used in) provided by financing activities was $(1.6) million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in net cash used in financing activities was primarily due to the repayment of the Term Loan and the $25.0 million borrowing on the ABL Facility in the prior year.

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

Critical Accounting Policies and Estimates

There have been no material changes to the Company's critical accounting policies and estimates discussed in the 2025 Annual Report on Form 10-K in Item 7 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates other than noted below.

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

2026 Goodwill Impairment Evaluation

In evaluating for goodwill impairment as of September 30, 2026, the Company performed a qualitative goodwill impairment assessment (Step 0) for its RU which indicated that it is not more likely than not that the fair value of its RU is less than its carrying amount including goodwill, and determined that the goodwill of $65.2 million as of September 30, 2026 was not impaired. The impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the Company's overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained and determined that it was not more likely than not that the fair value of its RU assets was less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could have produced a different result.

Management will continue to monitor its RU and long-lived asset group for changes in the business environment that could impact its fair value. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our RU may include supply chain disruptions; the demand for at-home fitness solutions; adverse macroeconomic conditions; volatility in the equity and debt markets which could result in higher weighted-average cost of capital and our subscriber growth rates. Changes in management's expectations of future performance could have a significant impact on the Company's RU fair value. It should be noted that revenue and expectations of revenue and measures of profitability such as net income and adjusted EBITDA have a significant impact on the RU's fair value. For the nine months ended September 30, 2026 the Company's revenue decreased by 24% from the prior year. Despite the decrease in revenue as compared to the prior year, the Company's profitability measures have improved for the nine months ended September 30, 2026 as compared to the prior year. Net income was $7.0 million for the nine months ended September 30, 2026 as compared to a net loss of $8.1 million in the prior year and the Company's adjusted EBITDA for the nine months ended September 30, 2026 increased 17% as compared to the prior year to $21.0 million. Continual decreases in revenue or decreases in net income or adjusted EBITDA could have an impact on the future fair value of the Company's RU.

The fair value of our RU has been impacted by and will continue to be impacted by the volatility in the market price of our common stock. The Company's stock price has been volatile in the nine months ended September 30, 2026, with a range in market close price during that period from $4.56 to $16.05 with the lower points in the range in the second half of the quarter ended September 30, 2026. The Company’s average stock price for the six months ended June 30, 2026 and the nine months ended September 30, 2026 was $10.73 and $9.72, respectively, as compared to the Company's stock price at September 30, 2026 of $4.71. Continual decreases in the Company's stock price or the Company’s stock price remaining at or near the September 30, 2026 levels as compared to the average for the six months ended June 30, 2026 and for the nine months ended September 30, 2026, may result in a decrease in the fair value of the Company's RU and potential for incremental goodwill impairment. Changes in any of the assumptions used in the valuation of the RU, or changes in the business environment could materially impact the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

Recent Accounting Pronouncements

See Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, sales, certain inventory purchases and operating expenses expose us to foreign currency exchange risk. For the nine months ended September 30, 2026 and 2025, approximately 7% and 8%, respectively, of our revenue was in foreign currencies. These sales were primarily denominated in Canadian dollars and British pounds.

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

The Company has no outstanding foreign exchange options at September 30, 2026 and December 31, 2025. As part of the Pivot, the Company decided to exit the sale of nutritional and other physical products in the United Kingdom (the "UK") and France. Nutrition and other revenue in the UK and France were not significant.

A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximate $1.0 million increase or decrease in cost of revenue and operating expenses.

The Company has no foreign exchange derivative instruments at September 30, 2026 and year ended December 31, 2025.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

The Beachbody Company, Inc.

Date: November 10, 2026	By:	/s/ Carl Daikeler
Carl Daikeler
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Brad Ramberg
Brad Ramberg
Chief Financial Officer
(Principal Financial Officer)